Form 10-Q
period 2010-11-30
Hidden Ladder, Inc.
filed 2010-12-16
CIK 1487198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-165685

                              Hidden Ladder, Inc.
                              -------------------
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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of December 15, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at November 30, 2010 (unaudited) and
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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Hidden Ladder, Inc. a Florida corporation.

                              Hidden Ladder, Inc.
                         (A Development Stage Company)
                                 Balance Sheets
                               November 30, 2010

                                     ASSETS
                                     ------

                                                      NOVEMBER 30,  FEBRUARY 28,
                                                          2010         2010
                                                       UNAUDITED      AUDITED
                                                      ------------  ------------

CURRENT ASSETS
  Cash and cash equivalents ........................  $    12,349   $     9,000
                                                      -----------   -----------
    Total current assets ...........................  $    12,349   $     9,000
                                                      -----------   -----------

                                                      -----------   -----------
  TOTAL ASSETS .....................................  $    12,349   $     9,000
                                                      ===========   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $       650   $     3,600
                                                      -----------   -----------
    Total liabilities ..............................          650         3,600
                                                      ===========   ===========

STOCKHOLDERS' EQUITY
  Capital Stock
    Authorized:
     250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
     10,200,000 and 9,000,000 shares issued and
     outstanding at November 30, 2010 and
     February 28, 2010 .............................  $     1,020   $       900
    Additional paid-in capital .....................       19,980         8,100
    Deficit accumulated during the development stage       (9,301)       (3,600)
                                                      -----------   -----------
  Total Stockholders' Equity .......................       11,699         5,400
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $    12,349   $     9,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              Hidden Ladder, Inc.
                         (A Development Stage Company)
                            Statements of Operations
             For the period February 23, 2010 to November 30, 2010

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                   THREE MONTHS    NINE MONTHS     FEBRUARY 23,
                                      ENDED          ENDED          2010 TO
                                   NOVEMBER 30,   NOVEMBER 30,     NOVEMBER 30,
                                       2010           2010            2010
                                   ------------   ------------   --------------

REVENUES ......................    $         --   $         --   $           --
                                   ------------   ------------   --------------


EXPENSES
  General & Administrative ....    $      2,111   $      2,272   $        2,372
  Professional Fees ...........             650          3,429            6,929
                                   ------------   ------------   --------------
                                          2,761          5,701            9,301


Loss Before Income Taxes ......    $     (2,761)  $     (5,701)  $       (9,301)
                                   ------------   ------------   --------------

Provision for Income Taxes ....              --             --               --
                                   ------------   ------------   --------------


Net Loss ......................    $     (2,761)  $     (5,701)  $       (9,301)
                                   ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per
   common share ...............    $         --   $         --   $           --
                                   ============   ============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ................       9,540,659      9,178,909        9,175,089
                                   ============   ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                 Hidden Ladder, Inc.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity/(Deficit)
                                                                   Deficit
                                                                 Accumulated
                                    Common Stock     Additional  During the
                                 ------------------   Paid-in    Development
                                   Shares    Amount   Capital       Stage      Total
                                 ----------  ------  ----------  -----------  -------
Inception - February 23, 2010 .          --  $   --  $       --  $       --   $    --

  Common shares issued to
   Founder for cash at
   $0.001 per share (par
   value $0.0001) on
   February 23, 2010 ..........   9,000,000     900       8,100          --     9,000

  Loss for the period from
   inception on February 23,
   2010 to February 28, 2010 ..          --      --          --      (3,600)   (3,600)
                                 ----------  ------  ----------  ----------   -------

Balance - February 28, 2010 ...   9,000,000     900       8,100      (3,600)    5,400

Loss for the quarter ended
 May 31, 2010 .................          --      --          --        (937)     (937)
                                 ----------  ------  ----------  ----------   -------

Balance May 31, 2010 ..........   9,000,000     900       8,100      (4,537)    4,463

Loss for the quarter ended
 August 31, 2010 ..............          --      --          --      (2,003)   (2,003)
                                 ----------  ------  ----------  ----------   -------

Balance August 31, 2010 .......   9,000,000  $  900  $    8,100  $   (6,540)  $ 2,460
                                 ==========  ======  ==========  ==========   =======

1,200,000 issued to investors
 for $12,000 ..................   1,200,000     120      11,880          --    12,000

Loss for the quarter ended
 November 30, 2010 ............          --      --          --      (2,761)   (2,761)
                                 ----------  ------  ----------  ----------   -------

Balance November 30, 2010 .....  10,200,000  $1,020  $   19,980  $   (9,301)  $11,699
                                 ==========  ======  ==========  ==========   =======

      The accompanying notes are an integral part of these financial statements.

                                          6

                              Hidden Ladder, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flow
             For the period February 23, 2010 to November 30, 2010

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                   NINE MONTHS     FEBRUARY 23,
                                                       ENDED         2010 TO
                                                   NOVEMBER 30,    NOVEMBER 30,
                                                       2010            2010
                                                   ------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................   $     (5,701)  $      (9,301)

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in accounts payable
    and accrued liabilities ....................         (2,950)            650
                                                   ------------   -------------
  Net cash used in operating activities ........         (8,651)         (8,651)
                                                   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................         12,000          21,000
                                                   ------------   -------------
  Net cash provided by financing activities ....         12,000          21,000
                                                   ------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........          3,349          12,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,000              --
                                                   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $     12,349   $      12,349
                                                   ============   =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $         --   $          --
                                                   ============   =============
    Income taxes ...............................   $         --   $          --
                                                   ============   =============

   The accompanying notes are an integral part of these financial statements.

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (NOVEMBER 30, 2010)

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

Through November 30, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $9,301. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the nine-month period ending November 30, 2010 are not necessarily indicative of the results for the full fiscal year ending February 28, 2011.

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (NOVEMBER 30, 2010)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (NOVEMBER 30, 2010)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2010 through Deceber 15, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The Company did not generate any revenue during the quarter ended November 30, 2010.

Total expenses the three (3) months ending November 30, 2010 were $2,761 resulting in an operating loss for the period of $2,761. Basic net loss per share amounting to $.001 for the three (3) months ending November 30, 2010.

General and Administrative expenses consisted primarily of filing and bank fees were $2,111 and professional fees for legal and accounting services were $650 for the three (3) months ending November 30, 2010 respectively.

Liquidity and Capital Resources
-------------------------------

At November 30, 2010 we had working capital of $11,699 consisting of cash on hand of $12,349 net of accounts payable as compared to working capital of $5,400 at February 28, 2010 and cash of $9,000.

Net cash used in operating activities for the nine months ended November 30, 2010 was $8,651 and $8,651 for the period from inception on February 23, 2010 through November 30, 2010.

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

As of November 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

                                        Hidden Ladder, Inc


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

                                       Dated: December 16, 2010