Form 10-Q
period 2011-05-31
Hidden Ladder, Inc.
filed 2011-07-08
CIK 1487198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of July 6, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at May 31, 2011 (unaudited) and
           February 28, 2011 ...............................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  11

Item 4T. Controls and Procedures. ..........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Hidden Ladder, Inc. a Florida corporation.

                              Hidden Ladder, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                         MAY 31,    FEBRUARY 28,
                                                          2011          2011
                                                       UNAUDITED      AUDITED
                                                      ------------  ------------

CURRENT ASSETS
  Cash and cash equivalents ........................  $       159   $    11,604
                                                      -----------   -----------
    Total current assets ...........................  $       159   $    11,604
                                                      -----------   -----------

                                                      -----------   -----------
    TOTAL ASSETS ...................................  $       159   $    11,604
                                                      ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
    Accounts payable & Accrued liabilities .........  $       650   $     4,150
                                                      -----------   -----------
      Total liabilities ............................          650         4,150
                                                      ===========   ===========

STOCKHOLDERS' EQUITY
  Capital Stock
    Authorized:
     300,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
     10,200,000 and 9,000,000 shares issued and
     outstanding at May 31, 2011 and
     February 28, 2011 .............................  $     1,020   $     1,020
    Additional paid-in capital .....................       19,980        19,980
    Deficit accumulated during the development stage      (21,491)      (13,546)
                                                      -----------   -----------
  Total Stockholders' Equity .......................         (491)        7,454
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $       159   $    11,604
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              Hidden Ladder, Inc.
                         (A Development Stage Company)
                            Statements of Operations

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS   THREE MONTHS     FEBRUARY 23,
                                        ENDED          ENDED          2010 TO
                                       MAY 31,        MAY 31,         MAY 31,
                                        2011           2010            2011
                                    ------------   ------------   --------------

REVENUES .........................  $         --   $         --   $          --
                                    ------------   ------------   -------------


EXPENSES
  General & Administrative .......  $      7,295   $         37   $       9,691
  Professional Fees ..............           650            500          11,800
                                    ------------   ------------   -------------
                                           7,945            537          21,491


Loss Before Income Taxes .........  $     (7,945)  $       (537)  $     (21,491)
                                    ------------   ------------   -------------

Provision for Income Taxes .......            --             --              --
                                    ------------   ------------   -------------


Net Loss .........................  $     (7,945)  $       (537)  $     (21,491)
                                    ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss per
   common share ..................  $         --   $         --
                                    ============   ============

  Basic and diluted weighted
   average common shares
   outstanding ...................    10,200,000      9,000,000
                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 Hidden Ladder, Inc.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity/(Deficit)
                                                                   Deficit
                                                                 Accumulated
                                    Common Stock     Additional  During the
                                 ------------------   Paid-in    Development
                                   Shares    Amount   Capital       Stage      Total
                                 ----------  ------  ----------  -----------  -------
Inception - February 23, 2010 .          --  $   --  $       --  $       --   $    --

  Common shares issued to
   Founder for cash at
   $0.001 per share (par
   value $0.0001) on
   February 23, 2010 ..........   9,000,000     900       8,100          --     9,000

  Loss for the period from
   inception on February 23,
   2010 to February 28, 2010 ..          --      --          --      (3,600)   (3,600)
                                 ----------  ------  ----------  ----------   -------

Balance - February 28, 2010 ...   9,000,000     900       8,100      (3,600)    5,400

Loss for the quarter ended
 May 31, 2010 .................          --      --          --        (937)     (937)
                                 ----------  ------  ----------  ----------   -------

Balance May 31, 2010 ..........   9,000,000     900       8,100      (4,537)    4,463

Loss for the quarter ended
 August 31, 2010 ..............          --      --          --      (2,003)   (2,003)
                                 ----------  ------  ----------  ----------   -------

Balance August 31, 2010 .......   9,000,000     900       8,100      (6,540)    2,460
                                 ==========  ======  ==========  ==========   =======

1,200,000 issued to investors
 for $12,000 ..................   1,200,000     120      11,880          --    12,000

Loss for the quarter ended
 November 30, 2010 ............          --      --          --      (2,761)   (2,761)
                                 ----------  ------  ----------  ----------   -------

Balance November 30, 2010 .....  10,200,000   1,020      19,980      (9,301)   11,699
                                 ==========  ======  ==========  ==========   =======

Loss for the quarter ended
 February 28, 2011 ............          --      --          --      (4,245)   (4,245)
                                 ----------  ------  ----------  ----------   -------

Balance February 28, 2011 .....  10,200,000   1,020      19,980     (13,546)    7,454
                                 ==========  ======  ==========  ==========   =======

Loss for the quarter ended
 May 31, 2011 .................          --      --          --      (7,945)   (7,945)
                                 ----------  ------  ----------  ----------   -------

Balance May 31, 2011 ..........  10,200,000  $1,020  $   19,980  $  (21,491)  $  (491)
                                 ==========  ======  ==========  ==========   =======

      The accompanying notes are an integral part of these financial statements.

                                          6

                                      Hidden Ladder, Inc.
                                 (A Development Stage Company)
                                    Statements of Cash Flow
                                                                                  FOR THE PERIOD
                                                                                  FROM INCEPTION
                                                    THREE MONTHS   THREE MONTHS     FEBRUARY 23,
                                                        ENDED          ENDED          2010 TO
                                                       MAY 31,        MAY 31,         MAY 31,
                                                        2011           2010            2011
                                                    ------------   ------------   --------------
OPERATING ACTIVITIES

  Net Loss .....................................    $     (7,945)  $       (537)  $     (21,491)

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable
    and accrued liabilities ....................          (3,500)        (3,600)            650
                                                    ------------   ------------   -------------
  Net cash used in operating activities ........         (11,445)        (4,137)        (20,841)
                                                    ------------   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................              --             --          21,000
                                                    ------------   ------------   -------------
  Net cash provided by financing activities ....              --             --          21,000
                                                    ------------   ------------   -------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (11,445)        (4,137)            159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          11,604          9,000              --
                                                    ------------   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....    $        159   $      4,863   $         159
                                                    ============   ============   =============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................    $         --   $         --   $          --
                                                    ============   ============   =============
    Income taxes ...............................    $         --   $         --   $          --
                                                    ============   ============   =============

           The accompanying notes are an integral part of these financial statements.

                                               7

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2011)

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

Through May 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $21,491. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three month period ending May 31, 2011 are not necessarily indicative of the results for the full fiscal year ending February 28, 2012.

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2011)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of May 31, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                              Hidden Ladder, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2011)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2011 through July 8, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The Company did not generate any revenue during the quarter ended May 31, 2011.

Total expenses the three (3) months ending May 31, 2011 were $7,945 resulting in an operating loss for the period of $7,945. Basic net loss per share amounting to $.001 for the three (3) months ending May 31, 2011.

General and Administrative expenses consisted primarily of filing and bank fees were $7,295. There was $650 in professional, legal and accounting services for the three (3) months ending May 31, 2011.

Liquidity and Capital Resources
-------------------------------

At May 31, 2011 we had working capital of -$491 consisting of cash on hand of $159 and accounts payable of $650 as compared to working capital of $7,454 at February 28, 2011 and cash of $11,604.

Net cash used in operating activities for the three months ended May 31, 2011 was $11,445 and $4,137 for the period ending May 31, 2010.

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

As of May 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

                                        Dated: July 8, 2011