Form 10-Q/A
period 2011-05-31
Hidden Ladder, Inc.
filed 2011-09-30
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-165685

Hidden Ladder, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1933597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Don Ptalis
2803 Isle Street, Rocklin CA 95765
                             530-409-0453

(Registrant's telephone number, including area code)

Not Applicable
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 122,400,000 shares of common stock are issued and outstanding as of August 4, 2011.

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

Hidden Ladder, Inc.
(A Development Stage Company)
Balance Sheets

	MAY 31,	FEBRUARY 28,
	2011	2011
	UNAUDITED	AUDITED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159	$11,604
Total current assets	$159	$11,604

TOTAL ASSETS	$159	$11,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$650	$4,150
Total liabilities	650	4,150

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
122,400,000 and 108,000,000 shares issued and outstanding at May 31, 2011 and February 28, 2011	$10,800	$10,800
Additional paid-in capital	9,200	9,200
Deficit accumulated during the development stage	(21,491)	(13,546)
Total Stockholders' Equity	(491)	7,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159	$11,604

The accompanying notes are an integral part of these financial statements.

Hidden Ladder, Inc.
(A Development Stage Company)
Statements of Operations

			FOR THE PERIOD
			FROM INCEPTION
	THREE MONTHS	THREE MONTHS	FEBRUARY 23,
	ENDED	ENDED	2010 TO
	MAY 31,	MAY 31,	MAY 31,
	2011	2010	2011

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$7,295	$37	$9,691
Professional Fees	650	500	11,800
	7,945	537	21,491

Loss Before Income Taxes	$(7,945)	$(537)	$(21,491)

Provision for Income Taxes	—	—	—

Net Loss	$(7,945)	$(537)	$(21,491)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted average common shares outstanding	122,400,000	108,000,000

The accompanying notes are an integral part of these financial statements.

Hidden Ladder, Inc.
(A Development Stage Company)
Statements of Cash Flow

			FOR THE PERIOD
			FROM INCEPTION
	THREE MONTHS	THREE MONTHS	FEBRUARY 23,
	ENDED	ENDED	2010 TO
	MAY 31,	MAY 31,	MAY 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net Loss	$(7,945)	$(537)	$(21,491)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(3,500)	(3,600)	650

Net cash used in operating activities	(11,445)	(4,137)	(20,841)

FINANCING ACTIVITIES

Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	—	—	21,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,445)	(4,137)	159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,604	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159	$4,863	$159

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—

Income taxes	$—	$—	$—

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

Property

The company does not own any real estate or other properties. The company's office is located 2803 Isle Street, Rocklin CA 95765. Our contact number is 530-409-0453. The business office is located at the home of David Johnson, the previous CEO of the company at no charge to the company.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2011 through August 4, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.

On June 21, 2011 the Company affected a 12 for one forward stock split of our issued and outstanding common stock.

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

Total expenses the three (3) months ending May 31, 2011 were $7,945 resulting in an operating loss for the period of $7,945. Basic net loss per share amounting to $.00008 for the three (3) months ending May 31, 2011.

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

Hidden Ladder, Inc

BY:	/s/ Don Ptalis
Don Ptalis
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: September 30, 2011