Form 10-Q
period 2011-08-31
Elite Nutritional Brands, Inc.
filed 2011-10-11
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-165685

Elite Nutritional Brands, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-1933597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Don Ptalis
301 Kinderkamack Road, Suite A-2
Westwood, NJ 07675

201-888-4320
(Registrant's telephone number, including area code)

Hidden Ladder, Inc.
2803 Isle Street, Rocklin CA 95765
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

Indicate the number of shares outstanding of each of the issuer'sclasses of common stock, as of the latest practicable date. 122,400,000 shares of common stock are issued and outstanding as of October 11, 2011.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Elite Nutritional Brands, Inc., a Florida corporation (formerly known as Hidden Ladder, Inc. a Florida corporation).

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Balance Sheets

	AUGUST 31,	FEBRUARY 28,
	2011	2011
	UNAUDITED	AUDITED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$11,604

Total current assets	$-	$11,604

TOTAL ASSETS	$-	$11,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$2,150	$4,150

LONG TERM LIABILITIES
Shareholder loan	491	-
Total liabilities	2,641	4,150
STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
122,400,000 shares issued and outstanding at August 31, 2011 and February 28, 2011	$12,240	$12,240
Additional paid-in capital	8,760	8,760
Deficit accumulated during the development stage	(23,641)	(13,546)
Total Stockholders' Equity	(2,641)	7,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$11,604

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Statements of Operations

	THREE MONTHS ENDED AUGUST 31, 2011	THREE MONTHS ENDED AUGUST 31, 2011	SIX MONTHS ENDED AUGUST 31, 2011	SIX MONTHS ENDED AUGUST 31, 2010	FOR THE PERIOD FROM INCEPTION FEBRUARY 23, 2010 TO AUGUST 31, 2011

REVENUES	$—	$—	$-	$-	$—

EXPENSES
General & Administrative	$1,400	$124	8,695	161	$11,091
Professional Fees	750	1,879	1,400	2,779	12,550
	2,150	2,003	10,095	2,949	23,641

Loss Before Income Taxes	$(2,150)	$(2,003)	(10,095)	(2,940)	$(23,641)

Provision for Income Taxes	—	—			—

Net Loss	$(2,150)	$(2,003)	(10,095)	(2,940)	$(23,641)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted average common shares outstanding	122,400,000	122,400,000

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Statements of Cash Flow

			FOR THE PERIOD
			FROM INCEPTION
	SIX MONTHS	SIX MONTHS	FEBRUARY 23,
	ENDED	ENDED	2010 TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net Loss	$(10,095)	$(2,940)	$(23,641)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,000)	(2,950)	2,150

Net cash used in operating activities	(12,095)	(5,890)	(21,491)

FINANCING ACTIVITIES
Loan from shareholder	491		491
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	491	—	21,491

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,604)	(5,890)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,604	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,110	$-

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(AUGUST 31, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Hidden Ladder, Inc. is a development stage company, incorporated in the State of Florida on, February 23, 2010, to design a safety product for homeowners. The Company was never able to execute upon its business plan and on June 21, 2011 changed its name to Elite Nutritional Brands, Inc.  On June 21, 2011 the Company effected a 12 for one forward stock split of our issued and outstanding common stock.  All numbers shown herein for shares of our common stock reflect the adjusted numbers after giving effect to the 12 for one stock split.  Effective July 27, 2011, David Johnson sold 103,000,000 shares of the Company’s common stock to Don Ptalis, the Company’s new CEO and Director for a purchase price of $5,000, which source was his own funds.  Taking into account the June 21, 2011 12:1 forward split of the Company’s common stock, the percentage of voting securities of the Company now beneficially owned directly or indirectly by Mr. Ptalis is 84.12%.

On July 29, 2011, David Johnson resigned as the President, CEO and Sole Director of the Company,  and Daniel McKelvy resigned as the Assistant Secretary of the Company to pursue other business interests.  Effective July 29, 2011, Don Ptalis was appointed as the Company’s new CEO and Director.

Through August 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $23,641. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended February 28, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three month period ending August 31, 2011 are not necessarily indicative of the results for the full fiscal year ending February 28, 2012.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(AUGUST 31, 2011)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of August 31, 2011.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(AUGUST 31, 2011)

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

Property

The company does not own any real estate or other properties. The business office is located at the home of Don Ptalis, the CEO of the company at no charge to the company.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3.  NAME CHANGE AND STOCK SPLIT; CHANGE IN CONTROL AND NEW OFFICER AND DIRECTOR

On June 3, 2011 the Board of Directors and majority shareholder of Hidden Ladder, Inc. approved Articles of Amendment to our Articles of Incorporation which (a) effected a 12 for one forward stock split of our issued and outstanding common stock, and (b) changed the name of the company to “Elite Nutritional Brands, Inc.”

In conjunction therewith, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida which was effective at the close of business on June 21, 2011.  The forward stock split was distributed to all shareholders of record on June 20, 2011.  No cash will be paid or distributed as a result of the forward stock split and no fractional shares was issued.  All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share.  There was no change in the par value of our common stock.

Our common stock is quoted on the OTC Bulletin Board post split  under the symbol “ELIT”.  Our new CUSIP number is 28659B 100.

Effective July 27, 2011, David Johnson sold 103,000,000 shares of the Company’s common stock to Don Ptalis, the Company’s new CEO and Director for a purchase price of $5,000, which source was his own funds.  Taking into account the June 21, 2011 12:1 forward split of the Company’s common stock, the percentage of voting securities of the Company now beneficially owned directly or indirectly by Mr. Ptalis is 84.12%.

On July 29, 2011, David Johnson resigned as the President, CEO and Sole Director of the Company,  and Daniel McKelvy resigned as the Assistant Secretary of the Company to pursue other business interests.

Effective July 29, 2011, Don Ptalis was appointed as the Company’s new CEO and Director.  Mr. Ptalis is the founder and currently a consultant to Plaza Promotions Inc., a company he founded in 2004. Plaza Promotions is a promotional company that provides premiums, POP printing, direct mail, and event marketing to companies in need of these services.  Plaza Promotions clientele to this day include many fortune 500 companies. From 1987-1993, Mr. Ptalis was the president and chief financial officer of Desk, Inc., a steelcase dealership with over $31,000,000 in sales, where he was responsible for the daily oversight of the company's operations. Mr. Ptalis received a Bachelor in Mechanical Engineering from the City College of New York in 1964.

NOTE 4. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to August 31, 2011 through October 11, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.

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

The Company was never able to execute upon its business plan and on June 21, 2011 changed its name to Elite Nutritional Brands, Inc.  On June 21, 2011 the Company affected a 12 for one forward stock split of our issued and outstanding common stock.  All numbers shown herein for shares of our common stock reflect the adjusted numbers after giving effect to the 12 for one stock split.  Effective July 27, 2011, David Johnson sold 103,000,000 shares of the Company’s common stock to Don Ptalis, the Company’s new CEO and Director for a purchase price of $5,000, which source was his own funds.  Taking into account the June 21, 2011 12:1 forward split of the Company’s common stock, the percentage of voting securities of the Company now beneficially owned directly or indirectly by Mr. Ptalis is 84.12%.

On July 29, 2011, David Johnson resigned as the President, CEO and Sole Director of the Company,  and Daniel McKelvy resigned as the Assistant Secretary of the Company to pursue other business interests.  Effective July 29, 2011, Don Ptalis was appointed as the Company’s new CEO and Director.

Through August 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $23,641. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Results or interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the quarter ended August 31, 2011.

Total expenses for the three (3) months ending August 31, 2011 were $2,150 resulting in an operating loss for the period of $2,150. Basic net loss per share was negligible for the three (3) months ending August 31, 2011.

General and Administrative expenses consisted primarily of filing fees were $1,400. There was $750 in professional, legal and accounting services for the three (3) months ending August 31, 2011.

Liquidity and Capital Resources

At August 31, 2011 we had working capital of $(2,150) consisting of cash on hand of $0 and accounts payable of $2,150 as compared to working capital of $7,454 at February 28, 2011 and cash of $11,604.

Net cash used in operating activities for the six months ended August 31, 2011 was $12,095 and $5,890 for the period ending August 31, 2010.

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

As of August 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2011.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2012.

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

Elite Nutritional Brands, Inc.

BY:	/s/ Don Ptalis
Don Ptalis
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: October 11, 2011