Form 10-Q/A
period 2011-08-31
Elite Nutritional Brands, Inc.
filed 2011-11-02
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q for the quarter ended August 31, 2011 is to  furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Nutritional Brands, Inc.

BY:	/s/ Don Ptalis
Don Ptalis
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: November 2, 2011