Form 10-Q
period 2011-11-30
Elite Nutritional Brands, Inc.
filed 2012-01-13
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 122,400,000 shares of common stock are issued and outstanding as of  January 5, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Balance Sheets

	November 30,	FEBRUARY 28,
	2011	2011
	UNAUDITED	AUDITED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,489	$11,604

Total current assets	$-	$11,604

TOTAL ASSETS	$1,489	$11,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$3,703	$4,150
Note Payable – Convertible Loan	10,000	-
Accrued Interest – Convertible Loan	178	-
Total current liabilities	13,881	4,150
LONG TERM LIABILITIES
Shareholder loan	491	-
Total liabilities	14,372	4,150
STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
122,400,000 shares issued and outstanding at November 30, 2011 and February 28, 2011	$12,240	$12,240
Additional paid-in capital	8,760	8,760
Deficit accumulated during the development stage	(33,883)	(13,546)
Total Stockholders' Equity (Deficit)	(8,960)	7,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,489	$11,604

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Statements of Operations

	THREE MONTHS ENDED NOVEMBER 30, 2011	THREE MONTHS ENDED NOVEMBER 30, 2010	NINE MONTHS ENDED NOVEMBER 30, 2011	NINE MONTHS ENDED NOVEMBER 30, 2010	FOR THE PERIOD FROM INCEPTION FEBRUARY 23, 2010 TO NOVEMBER 30, 2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUES	$—	$—	$-	$-	$—

EXPENSES
General & Administrative	$3,564	$2111	11,509	2272	$13,905
Professional Fees	6,500	650	8,650	3429	19,800
Operating Expenses	10,364	2761	20,159	5701	33,705
Other Expenses: Interest Expense	(178)	-	(178)	-	(178)
Loss Before Income Taxes	$(10,242)	$(2,761)	(20,337)	(5,701)	$(33,883)

Provision for Income Taxes	—	—			—

Net Loss	$(8,611)	$(2,761)	(29,991)	(5,701)	$(33,152)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted average common shares outstanding	122,400,000	122,400,000

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)
Statements of Cash Flow

			FOR THE PERIOD
			FROM INCEPTION
	NINE MONTHS	NINE MONTHS	FEBRUARY 23,
	ENDED	ENDED	2010 TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2011	2010	2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
OPERATING ACTIVITIES

Net Loss	$(20,337)	$(5,701)	$(33,883)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(447)	(2,950)	3,703
Accrued interest convertible loan	178	-	178

Net cash used in operating activities	(20,606)	(8,651)	(30,002)

FINANCING ACTIVITIES
Loan from shareholder	491	12,000	491
Common stock issued for cash	-	-	21,000
Proceeds from convertible loan	10,000	-	10,000
Net cash provided by financing activities	10,491	12,000	31,491

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,115)	3,349	1,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,604	9,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,489	$12,349	$1,489

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the nine months ended November 30, 2011
(Unaudited)

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

Through November 30, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $33,883. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three month period ending November 30, 2011 are not necessarily indicative of the results for the full fiscal year ending February 29, 2012.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the nine months ended November 30, 2011
(UNAUDITED)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2011.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Elite Nutritional Brands, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the nine months ended November 30, 2011
(Unaudited)

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

NOTE 4. CONVERTIBLE NOTE

On September 26, 2011, the Company issued a convertible note with a face value totaling $10,000. The Holder shall have the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the Principal Amount of this Note into shares of the Company’s Common Stock at the conversion price of the next equity offering of the Company.  The loan bears interest at an annual rate of 10% percent compounded monthly and matures on December 26, 2011.

NOTE 5.  SUBSEQUENT EVENTS

On December 12, 2011, the Company issued a convertible note with a face value totaling $10,000. The Holder shall have the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the Principal Amount of this Note into shares of the Company’s Common Stock at the conversion price of the next equity offering of the Company.  The loan bears interest at an annual rate of 10% percent compounded monthly and matures on February 12, 2012.

We have evaluated events and transactions that occurred subsequent to November 30, 2011 through January 5, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.

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

Through November 30, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $33,883. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Results or interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the quarter ended November 30, 2011.

Total expenses for the three (3) months ending November 30, 2011 were $10,242  resulting in an operating loss for the period of $10,242. Basic net loss per share was negligible for the three (3) months ending November 30, 2011.

General and Administrative expenses consisted primarily of filing fees were $3,358. There was $8,650 in professional, legal and accounting services for the three (3) months ending November 30, 2011.

Liquidity and Capital Resources

At November 30, 2011 we had working capital of $(11,883) consisting of cash on hand of $1,489 and liabilities of $14,372 as compared to working capital of $11,688 at February 28, 2011 and cash of $11,604.

Net cash used in operating activities for the nine months ended November 30, 2011 was $20,606 and $8,651 for the period ending November  30, 2010.

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

As of November 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by NOVEMBER  30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by NOVEMBER  30, 2012.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

Dated: January 13, 2012