Form 10-Q
period 2012-03-31
ASPEN GROUP, INC.
filed 2012-05-15
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  333-165685

Aspen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1933597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 South Colorado Boulevard, Suite 1150N Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrants telephone number: (646) 450-1843

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

Class	Outstanding as of May 10, 2012
Common Stock, $0.001 par value per share	35,295,204 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$246,525	$766,602
Restricted cash	105,865	-
Accounts receivable, net of allowance of $61,500 and $47,595, respectively	1,162,380	847,234
Accounts receivable, secured - related party	772,793	772,793
Receivable from stockholder, secured - related party	2,209,960	2,209,960
Note receivable from officer, secured - related party	-	150,000
Prepaid expenses and other current assets	125,850	103,478
Total current assets	4,623,373	4,850,067

Property and equipment, net	113,534	129,944
Intangible assets, net	1,295,768	1,236,996
Other assets	6,559	6,559

Total assets	$6,039,234	$6,223,566

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,725,961	$1,094,029
Accrued expenses	282,335	167,528
Deferred revenue	1,037,111	835,694
Convertible notes payable, current portion (includes $300,000 to related parties)	470,000	-
Notes payable, current portion	-	6,383
Loan payable to stockholder	491	-
Deferred rent, current portion	4,782	4,291
Total current liabilities	3,520,680	2,107,925

Line of credit	227,446	233,215
Loans payable (includes $50,000 to related parties)	-	200,000
Convertible notes payable (includes $50,000 to related parties)	200,000	-
Notes payable	-	8,768
Deferred rent	19,710	21,274
Total liabilities	3,967,836	2,571,182

Commitments and contingencies - See Note 7

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated,
none and 850,395 shares issued and outstanding, respectively	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none and 1,176,750 shares issued and outstanding, respectively
(liquidation value of $1,176,750)	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none and 1,700,000 shares issued and outstanding, respectively
(liquidation value of $1,700,000)	-	1,550,817
Total temporary equity	-	3,469,985

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none and 11,307,450 shares issued and outstanding, respectively
(liquidation value of $11,307)	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated,
none and 368,411 shares issued and outstanding, respectively	-	368
Common stock, $0.001 par value; 120,000,000 shares authorized,
35,275,204 and 11,837,930 issued and outstanding, respectively	35,275	11,838
Additional paid-in capital	6,778,754	3,275,296
Accumulated deficit	(4,742,631)	(3,116,410)
Total stockholders’ equity	2,071,398	182,399

Total liabilities and stockholders’ equity	$6,039,234	$6,223,566

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Revenues	$1,357,819	$1,007,872

Costs and expenses:
Instructional costs and services	808,902	552,867
Marketing and promotional	482,565	113,594
General and adminstrative	1,606,316	312,889
Depreciation and amortization	89,749	52,445
Total costs and expenses	2,987,532	1,031,795

Operating loss	(1,629,713)	(23,923)

Other income (expense):
Interest income	644	4
Interest expense	(3,031)	(3,347)
Gain on disposal of property and equipment	5,879	-
Total other income (expense)	3,492	(3,343)

Loss before income taxes	(1,626,221)	(27,266)

Income tax expense (benefit)	-	-

Net loss	(1,626,221)	(27,266)

Cumulative preferred stock dividends	(37,379)	-

Net loss allocable to common stockholders	$(1,663,600)	$(27,266)

Loss per share:
Basic and diluted	$(0.10)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	16,473,874	21,000,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	368,411	$368	11,307,450	$11,307	11,837,930	$11,838	$3,275,296	$(3,116,410)	$182,399
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	3,469,985
Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	(20,869)
Stock-based compensation	-	-	-	-	-	-	66,104	-	66,104
Net loss	-	-	-	-	-	-	-	(1,626,221)	(1,626,221)
Balance at March 31, 2012	-	$-	-	$-	35,275,204	$35,275	$6,778,754	$(4,742,631)	$2,071,398

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(1,626,221)	$(27,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	32,955	36,832
Gain on disposal of property and equipment	(5,879)	-
Depreciation and amortization	89,749	52,446
Issuance of convertible notes in exchange for services rendered	-	21,000
Stock-based compensation	66,104	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(348,101)	(15,749)
Accounts receivable, secured - related party	-	(6,000)
Prepaid expenses and other current assets	(22,372)	2,255
Accounts payable	631,932	(1,796)
Accrued expenses	114,092	(69,656)
Deferred rent	(1,073)	(581)
Deferred revenue	201,417	45,455
Net cash (used in) provided by operating activities	(867,397)	36,940

Cash flows from investing activities:
Cash acquired as part of merger	337	-
Purchases of property and equipment	-	(59,168)
Purchases of intangible assets	(141,383)	(51,750)
Increase in restricted cash	(105,865)	-
Proceeds received from officer loan repayments	150,000	-
Net cash provided by (used in) investing activities	(96,911)	(110,918)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(5,769)	(2,513)
Principal payments on notes payable	-	(1,422)
Proceeds received from issuance of convertible notes	450,000	126,000
Net cash provided by financing activities	444,231	122,065

Net (decrease) increase in cash and cash equivalents	(520,077)	48,087

Cash and cash equivalents at beginning of period	766,602	294,838

Cash and cash equivalents at end of period	$246,525	$342,925

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,431	$10,252
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$3,469,985	$-
Conversion of loans payable to convertible notes	$200,000	$-
Liabilities assumed in recapitalization	$21,206	$-
Settlement of notes payable by disposal of property and equipment	$15,151	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1.Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company”, “Aspen” or the “University”) was founded in Colorado in 1987 as the International School of Information Management.  On September 30, 2004, the University was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc.  On May 13, 2011, the Company formed in Colorado a subsidiary, Aspen University Marketing, LLC, which is currently inactive.  On March 13, 2012, the Company was recapitalized through an acquisition by Aspen Group, Inc., an inactive publicly-held company (See Note 9).

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 88% of our degree-seeking students (as of March 31, 2012) were enrolled in graduate degree programs (Master or Doctorate degree program).  Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2012 and 2011 and our financial position as of March 31, 2012 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 8-K for the year ended December 31, 2011, as filed with the SEC on March 19, 2012.  The December 31, 2011 balance sheet is derived from those statements.

Going Concern

The Company had a net loss allocable to common stockholders of $1,663,600 and negative cash flows from operations of $867,397 for the three months ended March 31, 2012.  The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities.  The Company has presently engaged an underwriter, Laidlaw & Company (UK) Ltd., to assist with raising up to $7,200,000 in additional debt and equity capital subsequent to the close of the merger with Aspen Group, Inc.  Since the beginning of 2012, the Company has raised $1,059,000 in gross funding from the sale of a convertible note of $300,000 to the Company’s CEO and $759,000 ($150,000 in March 2012 and $609,000 in April 2012) from the sale of Units under the Laidlaw arrangement (See Notes 6 and 12).

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, the valuation and amortization periods of intangible assets, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Restricted Cash

Restricted cash represents amounts pledged as security for transactions involving Title IV programs.  Upon the DOE’s completion of its review of the Company’s application to participate in Title IV programs, the funds are expected to be released and available for use by the Company.

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  On March 27, 2012, the Company opened a 12-month money market account, bearing 0.20% interest, maturing March 28, 2013, with its banking institution in the amount of $105,865 and pledged that to the letter of credit.  The Company shall consider $105,865 as restricted cash until such letter of credit expires.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

 ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Net Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 2,070,000 and 0 stock options, 493,500 and 0 stock warrants, and a variable amount of shares underlying $670,000 (a minimum of 670,000 common shares as of March 31, 2012) and $162,000 of convertible notes payable for the three months ended March 31, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the FASB, issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012, and such adoption did not have a material effect on the Company's financial statements.

Note 3. Secured Accounts and Notes Receivable – Related Parties

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the three months ended March 31, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 11).

On March 30, 2008 and December 1, 2008, the Company sold course curricula pursuant to marketing agreements to Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables are due net 60 months.  On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable.  On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party.  On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default.  As of March 31, 2012 and December 31, 2011, the remaining balance owed was $772,793 and is shown as accounts receivable, secured – related party.  On April 4, 2012, the Company waived any default of the accounts receivable, secured - related party and extended the due date to September 30, 2014 (See Notes 11 and 12).

During 2005 through September 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President.  Having been unsuccessful since December 2011 to negotiate a settlement agreement with Patrick Spada to secure the receivable, on March 13, 2012, three directors of the Company pledged an aggregate of 2,209,960 common shares of the Company, valued at $1.00 per share, based on recent sales of capital stock as collateral for the receivable from stockholder, secured – related party.  As of March 31, 2012 and December 31, 2011, the receivable due was $2,209,960 and is shown as receivable from stockholder, secured – related party (See Note 11).

Note 4. Intangible Assets

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Course curricula	$2,075,438	$2,072,238
Call center	1,065,638	927,455
	3,141,076	2,999,693
Accumulated amortization	(1,845,308)	(1,762,697)
Intangible assets, net	$1,295,768	$1,236,996

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

The following is a schedule of estimated future amortization expense of intangible assets as of March 31, 2012:

Year Ending December 31,

2012	$350,416
2013	317,539
2014	276,906
2015	238,830
2016	112,077
Total	$1,295,768

Amortization expense for the three months ended March 31, 2012 and 2011 was $82,611 and $49,992, respectively.

Note 5. Loans Payable

During 2009, the Company received advances aggregating $200,000 from three individuals.  Of the total funds received, $50,000 was received from a related party.  From the date the funds were received through the date the loans were converted into convertible promissory notes payable, the loans were non-interest bearing demand loans and, therefore, no interest expense was recognized or due.  As of December 31, 2011, the entire balance of the loans payable is included in long-term liabilities as the Company, in February 2012, has converted the loans into long-term convertible notes payable (See Notes 6 and 11).

Note 6. Convertible Notes Payable

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum.  Each note holder had the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly are presented at their fixed monetary amount of $20,000.  The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default.  Subsequent to March 31, 2012, the convertible notes payable of $20,000 were converted into 20,000 common shares of the Company and, accordingly, the default was cured (See Note 12).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of March 31, 2012 (See Notes 5 and 11).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

On March 13, 2012, the Company’s CEO made an investment of $300,000 in a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date (See Note 11).

On February 29, 2012, (the "Effective Date") the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis with certain "carve-out" provisions for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities.  The Phase One financing is an offering of up to 40 Units of $50,000 each and is to be completed by March 31, 2012, but was extended to May 31, 2012.  Each Unit consists of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's common shares at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's common shares equal to 25% of the number of shares issuable upon conversion of the Convertible Notes.  Mandatory conversion will occur on the initial closing of the Phase Two financing.  The Convertible Notes mature on June 30, 2012, carry provisions for price protection and require the Company to file a registration statement for the resale of the underlying common stock nine months after closing of the Phase Two offering.  For the Phase One financing, Laidlaw will receive a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units.  For funds raised by other parties, Laidlaw's compensation shall be 5% cash and 5% Laidlaw Warrant.  Separately, Laidlaw requires an activation fee of $25,000, of which $15,000 was paid upon execution of the agreement.  As of March 31, 2012, the Company, without the assistance of any broker dealer, raised $150,000 from the sale of 3.0 Units (including convertible notes payable and an estimated 37,500 warrants) from the Phase One financing and, subsequent to March 31, 2012, raised another $514,600 (net of debt issuance costs of $94,400) from the sale of 12.18 Units (including convertible notes payable and an estimated 152,250 warrants) through the Laidlaw broker arrangement.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares (See Note 12).

Notes payable consisted of the following at March 31, 2012:

March 31, 2012

Note payable - acquired as part of recapitalization; originating September 26, 2011; no monthly payments required; bearing interest at 10%; in default since maturity at December 26, 2011 [A]	$10,000

Note payable - acquired as part of recapitalization; originating December 12, 2011; no monthly payments required; bearing interest at 10%; in default since maturity at February 12, 2012 [A]	10,000

Note payable - originating March 15, 2012; no monthly payments required; bearing interest at 10%; maturing at June 30, 2012	50,000

Note payable - originating March 23, 2012; no monthly payments required; bearing interest at 10%; maturing at June 30, 2012	100,000

Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19%; maturing at March 31, 2013	300,000

Note payable - originating February 25, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 25, 2014	100,000

Note payable - originating February 27, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 27, 2014	50,000

Note payable - related party originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000
Total	670,000
Less: Current maturities (includes $300,000 to related parties)	(470,000)
Amount due after one year (includes $50,000 to related parties)	$200,000

[A] - in default as of March 31, 2012 (See Note 12).

Future maturities of the notes payable are as follows:

Year Ending December 31,

2012	$170,000
2013	300,000
2014	200,000
$670,000

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)
Note 7. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000.  The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at March 31, 2012).  The line of credit requires minimum monthly payments consisting of interest only.  The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company.  The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date.  The balance due on the line of credit as of March 31, 2012 was $227,446.  Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities.  The unused amount under the line of credit available to the Company at March 31, 2012 was $22,554.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Regulatory Matters

The University is subject to extensive regulation by Federal and State governmental agencies and accrediting bodies.  In particular, the HEA and the regulations promulgated thereunder by the DOE subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA.  The University has had provisional certification to participate in the Title IV programs.  That provisional certification imposes certain regulatory restrictions including, but not limited to, a limit of 500 student recipients for Title IV funding for the duration of the provisional certification.  During 2011, the University’s provisional certification was scheduled to expire, but the University timely filed its application for recertification with the DOE, which extended the term of the University’s certification pending DOE review.  The provisional certification restrictions continue with regard to the University’s participation in Title IV programs.

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located, and since July 2011, potentially in the States where an institution offers postsecondary education through distance education.  In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE.  The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification.  An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis.  The University performs periodic reviews of its compliance with the various applicable regulatory requirements.  If we were ineligible to receive Title IV funding, given Title IV cash receipts represented approximately 7% of total revenues in 2011, our operations and liquidity would be minimally impacted.

As a result of certain events in 2012, the Company has been requested by DOE to provide a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011, by March 28, 2012.  On March 27, 2012, the Company provided the DOE with the requested letter of credit expiring March 28, 2013.  The DOE may impose additional terms and conditions in any temporary provisional program participation agreement that it may issue pending review of Aspen’s application for approval of the change in ownership and control that resulted from the merger with Aspen Group, Inc. on March 13, 2012.  Furthermore, DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue after it reviews Aspen’s application for approval of the change in ownership and control.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)
The HEA requires accrediting agencies to review many aspects of an institution's operations in order to ensure that the education offered is of sufficiently high quality to achieve satisfactory outcomes and that the institution is complying with accrediting standards.  Failure to demonstrate compliance with accrediting standards may result in the imposition of probation, the requirements to provide periodic reports, the loss of accreditation or other penalties if deficiencies are not remediated.

Because the Company operates in a highly regulated industry, it may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action.

Delaware Approval to Confer Degrees

Aspen is a Delaware corporation.  Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees.  Aspen did not obtain such approval.  An application to the State of Delaware has been made and we are awaiting a final decision.  Aspen is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Note 8. Temporary Equity

Prior to their conversion to common shares on March 13, 2012, the Series A, Series D and Series E preferred shares were classified as temporary equity.  During 2012 through March 13, 2012, the preferred shares accumulated additional dividends of $37,379 and as of March 13, 2012, total cumulative preferred dividends were $124,705.  On March 13, 2012, all preferred shares were automatically converted into common shares and, based on the terms of the preferred shares, none of the cumulative dividends shall ever be paid (See Note 9).

Note 9. Stockholders’ Equity

Stock Dividend and Reverse Split

On February 23, 2012, the Company approved a stock dividend of one new share of the Company for each share presently held.  Following the stock dividend, the Company approved a one-for-two reverse stock split as of the close of business on February 24, 2012 in which each two shares of common stock shall be combined into one share of common stock.  This was done in order to reduce the conversion ratio of the convertible preferred stock for all Series to 1 for 1 except for Series C, which had a conversion ratio of 0.8473809.

Common Stock

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 common shares of Aspen Group, Inc. (See Note 8).

Pursuant to the recapitalization discussed below, the Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Recapitalization

On March 13, 2012 (the “recapitalization date”), the Company was acquired by Aspen Group, Inc., an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of the Company (the “Recapitalization” or the “Reverse Merger”).  The common and preferred stockholders of the Company received 25,515,204 common shares of Aspen Group, Inc. in exchange for 100% of the capital stock of Aspen University Inc.  For accounting purposes, Aspen University Inc. is the acquirer and Aspen Group, Inc. is the acquired company because the stockholders of Aspen University Inc. acquired both voting and management control of the combined entity.  The Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.  Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Aspen University Inc. and the operations since the recapitalization date are those of Aspen University Inc. and Aspen Group, Inc.  The assets and liabilities of both companies are combined at historical cost on the recapitalization date.  As a result of the recapitalization and conversion of all Company preferred shares into common shares of the public entity, all redemption and dividend rights of preferred shares were terminated.  As a result of the recapitalization, the Company now has 120,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share authorized.  The assets acquired and liabilities assumed from the publicly-held company were as follows:

Cash and cash equivalents	$337
Liabilities assumed	(21,206)
Net	$(20,869)

Stock Warrants

All outstanding warrants issued by the Company to date have been related to capital raises.  Accordingly, the Company has not recognized any stock-based compensation for warrants issued during the periods presented.

A summary of the Company’s warrant activity during the three months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	456,000	$1.00
Granted	37,500	$1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, March 31, 2012	493,500	$1.00	4.3	$-

Exercisable, March 31, 2012	493,500	$1.00	4.3	$-

All of the Company’s warrants contain price protection.  The Company evaluated whether the price protection provision of the warrant would cause derivative treatment.  In its assessment, the Company determined that since its shares are not readily convertible to cash due to no active public market existing, the warrants are excluded from derivative treatment.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors.  As of March 31, 2012, 430,000 shares were remaining under the Plan for future issuance.

During the three months ended March 31, 2012, the Company granted 1,895,000 stock options to employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of stock options granted to employees during the three months ended March 31, 2012 was $625,350, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $8,354 for the three months ended March 31, 2012, in connection with employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended March 31, 2012 and 2011:

	For the Three	For the Three
	Months Ended	Months Ended
Assumptions	March 31, 2012	March 31, 2011

Expected life (years)	3.5	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.56% - 0.60%	N/A
Dividend yield	0.00%	N/A
Expected forfeiture rate	2.0%	N/A

The Company utilized the simplified method to estimate the expected life for stock options granted to employees.  The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises.  The expected volatility is based on the average of the expected volatilities from the most recent audited financial statements available for comparative public companies that are deemed to be similar in nature to the Company.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant.  Dividend yield is based on historical trends.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the three months ended March 31, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	-
Granted	1,895,000	$1.00
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, March 31, 2012	1,895,000	$1.00	5.0	$-

Expected to vest, March 31, 2012	1,856,250	$1.00	5.0	$-

Exercisable, March 31, 2012	-	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2012 was $0.33.

As of March 31, 2012, there was $563,968 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Grants to Non-Employees

During the three months ended March 31, 2012, the Company granted 175,000 stock options to non-employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of stock options granted to non-employees during the three months ended March 31, 2012 was $57,750, all of which was recognized immediately as these stock options were issued for prior services rendered.  The Company recorded compensation expense of $57,750 for the three months ended March 31, 2012, in connection with non-employee stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)
The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the three months ended March 31, 2012 and 2011:

	For the Three	For the Three
	Months Ended	Months Ended
Assumptions	March 31, 2012	March 31, 2011

Expected life (years)	3.5	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.60%	N/A
Dividend yield	0.00%	N/A

A summary of the Company’s stock option activity for employees and directors during the three months ended March 31, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	-
Granted	175,000	$1.00
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, March 31, 2012	175,000	$1.00	5.0	$-

Expected to vest, March 31, 2012	175,000	$1.00	5.0	$-

Exercisable, March 31, 2012	-	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted to non-employees during the three months ended March 31, 2012 was $0.33.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Costs and Expenses

For the three months ended March 31, 2012 and 2011, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Customer 1	45.4%	47.0%
Customer 2	19.6%	-
Totals	65.0%	47.0%

At March 31, 2012 and December 31, 2011, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2012	December 31, 2011

Customer 1	49.5%	53.4%
Customer 2	27.8%	17.3%
Totals	77.3%	70.7%

For the three months ended March 31, 2012 and 2011, the Company had significant vendors representing 10% or greater of cost and expense as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Vendor 1	16.8%	37.5%
Totals	16.8%	37.5%

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 11. Related Party Transactions

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the three months ended March 31, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 3).

On March 30, 2008 and December 1, 2008, the Company sold course curricula pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables are due net 60 months.  On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable.  On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party.  On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default.  As of March 31, 2012 and December 31, 2011, the remaining balance owed was $772,793 and is shown as accounts receivable, secured – related party.  On April 4, 2012, the Company waived any default of the accounts receivable, secured - related party and extended the due date to September 30, 2014 (See Notes 3 and 12).

During 2005 through September 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President.  Having been unsuccessful since December 2011 to negotiate a settlement agreement with Patrick Spada to secure the receivable, on March 13, 2012, three directors of the Company pledged an aggregate of 2,209,960 common shares of the Company, valued at $1.00 per share, based on recent sales of capital stock as collateral for the receivable from stockholder, secured – related party.  As of March 31, 2012 and December 31, 2011, the receivable due was $2,209,960 and is shown as receivable from stockholder, secured – related party (See Note 3).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of March 31, 2012 (See Notes 5 and 6).

On March 13, 2012, the Company’s CEO made an investment of $300,000 in a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date (See Note 6).

Note 12. Subsequent Events

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual shall purchase and HEMG shall sell to the individual 400,000 common shares of the Company at $0.50 per share by April 10, 2012; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfill their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agrees to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company shall waive any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014 (See Notes 3 and 11).

On April 26, 2012 and April 30, 2012, convertible notes payable aggregating $20,000 were converted into 20,000 common shares of the Company (See Note 6).

On April 27, 2012, the Company, raised $514,600 (net of debt issuance costs of $94,400) from the sale of 12.18 Units (including convertible notes payable and an estimated 152,250 warrants) through the Laidlaw broker arrangement.  These convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash and there was no beneficial conversion value since the conversion price equaled the fair value of the shares (See Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012 (the "Super 8-K").

Company Overview

Our mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  We are dedicated to helping our students exceed their personal and professional objectives in a socially conscious and economically sensible way.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that 88% of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors.

Enrollment Trends

Degree-seeking student enrollments increased by 11.7% during the first quarter of 2012, from 1,477 to 1,650 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 63.5% in first quarter of 2012, from 74 students to 121 students. Part-time students enrolled as of March 31, 2012 were 633 students, an increase of 27.6% from 496 part-time students at year-end 2011.

Results of Operations

Quarter Ended March 31, 2012 Compared with March 31, 2011

Revenue

Revenue for the quarter ended March 31, 2012 rose to $1,357,819 from $1,007,872 for the quarter ended March 31, 2011, an increase of 34.7%. The increase is primarily attributable to the increase in Aspen student enrollments as tuition revenues from degree seeking students rose to $741,994 from $515,797, an increase of 43.9%. Among Aspen’s degree programs, Master’s of Nursing tuition rose to $83,925 (6.2% of total revenues) from $23,913 (2.4% of total revenues), an increase of 251.0%. The revenue Aspen derives from its corporate-sponsored employee certificate programs rose to $615,825 from $492,075, an increase of 25.1%.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the quarter ended March 31, 2012 rose to $808,902 from $552,867, an increase of 46.3%. The increase is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. As student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its degree-seeking student enrollments, the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the quarter ended March 31, 2012 rose to $548,917 from $455,005, an increase of 20.6%. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the quarter ended March 31, 2012 rose to $482,565 from $113,594, an increase of 324.8%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in 3Q11. The rate of marketing spend is expected to continue to increase over the course of 2012 as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the quarter ended March 31, 2012 rose to $1,606,316 from $312,889, an increase of 413.4%. The increase is primarily attributable to higher levels of professional fees related to Aspen becoming a public company in March 2012. Professional fees for the quarter rose to $518,195 from $27,530, an increase of 1,782.3%. Within professional fees, legal fees for the quarter rose to $325,230 from $24,000, an increase of 1,255.1%, and accounting fees for the quarter rose to $177,964 from $2,055, an increase of 8,560.1%. The activities supported by the increased level of professional fees were reverse merger regulatory filings with the Department of Education (the “DoE”) and Aspen’s accrediting body, the Distance Education and Training Council (the “DETC”); the filing of the Super 8-K with the SEC; and post-reverse merger regulatory filings with the DoE and the DETC. Aspen expects professional fees to decline over the balance of 2012.

Separately, general and administrative costs in the quarter reflected non-cash stock-based compensation expense of $66,104 as Aspen’s board of directors approved an option program on March 13, 2012. Based on grants made to date, non-cash stock-based compensation expense will average $47,861 per quarter over the balance of 2012.

Depreciation and Amortization

Depreciation and amortization costs for the quarter ended March 31, 2012 rose to $89,749 from $52,445, an increase of 71.1%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income for the quarter ended March 31, 2012 rose to income of $3,492 from an expense of ($3,343), an increase of $6,835. The increase is primarily attributable to a gain on the sale of the company vehicle operated by former Aspen Chairman Patrick Spada along with lower net interest costs.

Income Taxes

For the quarter ended March 31, 2012 there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($1,626,221) as compared with the prior year quarter’s loss of ($27,266).

Net Loss

For the quarter ended March 31, 2012, Aspen’s operations produced a net loss of ($1,626,221) as compared with the prior year first quarter’s loss of ($27,266). The increase in the net loss is attributable to the higher levels of marketing and promotional costs, instructional costs and services along with the extraordinary increase in professional fees related to Aspen becoming a public company in March 2012. Specifically, of the professional fees of $518,195, management considers $419,195 to be one-time and non-recurring in nature, as they were directly related to the reverse merger and the change of control.

Capital Resources and Liquidity

Net cash used in operating activities during the three months ended March 31, 2012 totaled ($867,397) and resulted from a net loss of ($1,626,221) offset by non-cash items of $182,929 and a net change in operating assets and liabilities of $575,895.

Net cash used in investing activities during the three months ended March 31, 2012 totaled ($96,911), resulted primarily from capitalized technology expenditures of ($141,383) and an increase in restricted cash of ($105,865) offset by officer loan repayments received of $150,000.

Net cash provided by financing activities during the three months ended March 31, 2012 totaled $444,231 and resulted from proceeds from the issuance of convertible notes of $450,000 offset by bank credit line repayments of ($5,769).

We have limited working capital and our current cash position is not sufficient to satisfy our short-term working capital needs.  Additionally, we do not anticipate cash from operations will support our working capital needs until approximately July 2013.  This assumption is predicated on our raising at least $3,000,000 from the financings described below and successful implementation of our marketing program.  As of the date of this report, we had $653,332 in available cash.  As discussed above, we anticipate our marketing and regulatory costs will increase.

To meet our working capital needs, we plan to raise additional working capital.  In March 2012, we commenced an offering to sell $2,000,000 of convertible notes due June 30, 2012, together with approximately 500,000 five-year warrants. As of the date of this report, we have raised $759,000 (of which we received $664,600 in net proceeds) in this offering.  We have entered into a letter of intent with Laidlaw & Company (UK) Ltd. which agreed to use its best efforts to raise up to $6,000,000 (with an option to sell up to an additional $1,200,000) including the balance of the $2,000,000 offering.  The $2,000,000 offering is being offered to retail investors. We are negotiating with Laidlaw the exact type of securities we intend to offer and their terms for the balance of the offering (and any amount not sold in the $2,000,000 note offering), which will be primarily offered to institutional investors. If we do not raise approximately $3,000,000 (including the $664,600 received to date), we will not be able to expand as planned.

We expect to spend $1,500,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities, academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development and the amount of capital raised, it is entirely possible Aspen’s 2012 capital expenditures may not reach $1,500,000.

Related Party Transactions

At March  31, 2012, we included as an asset a loan receivable of $2,209,960 and an account receivable of $772,793 from our principal shareholder.  Although both are secured by stock pledges, there is a risk that we may not collect all or any of these sums.

In March 2012, we issued a $300,000 convertible promissory note (the "Note") to Mr. Michael Mathews, our Chief Executive Officer in exchange for a cash loan.  The Note is due March 31, 2013, bearing interest at 0.19% per annum and is convertible at $1.00 per share.

See Note 11 for additional description of related party transactions that had a material affect on our condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Super 8-K  for the fiscal year ended December 31, 2011. During the three months ended March 31, 2012, there have been no significant changes to our critical accounting policies and estimates.

 Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including future revenues and expenses, planned financings, capital expenditures, and liquidity.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors that could cause actual results to differ from those in the forward-looking statements include competition, failure to maintain the relationship with our business development partner, and failure to generate sufficient revenue or raise enough money to meet our working capital needs. Further information on our risk factors is contained in our filings with the SEC, including our Form 8-K filed on March 19, 2012.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer  concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.  See Note 8 to the financial statements contained in this report for information on specific matters.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

May 15, 2012	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger*	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.2	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.3	Stock Pledge Agreement - Directors	8-K	3/19/12	10.11
10.4	Form of Convertible Note – Mathews				Filed
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.