Form 10-K
period 2012-02-29
ASPEN GROUP, INC.
filed 2012-05-24
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Aspen Group, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	333-165685	27-1933597
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

720 South Colorado Boulevard, Suite 1150N, Denver, CO 80246
 (Address of Principal Executive Office) (Zip Code)

(646) 450-1843
 (Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2011 was $0.  There was no sales price, asked or bid price on such date.

The number of shares outstanding of the registrant’s common stock, as of May 23, 2012 was 35,400,188.

PART I

Explanatory Note: As disclosed below, on March 13, 2012, Aspen Group, Inc. (the "Public Company") entered into a reverse merger transaction.  In connection with the Reverse Merger (defined below), the Public Company changed its fiscal year end from the last day of February to December 31st.  Because the acquisition occurred after the Public Company's fiscal year end, in accordance with the rules of the Securities and Exchange Commission ("SEC"), the Public Company is filing this Form 10-K to report the Public Company's fiscal year 2012 results.  It is important to note that certain disclosure in this report is as of the filing date and the remaining discloses financial information as of February 29th.   After this Form 10-K is filed, the Public Company will only file SEC reports on a December 31st calendar year basis.  For further information on the Public Company, see the Form 8-K filed with the SEC on March 19, 2012 and the Form 8-K/A No. 1 filed with the SEC on May 7, 2012.

Item 1. Business.

On March 13, 2012, Aspen Group, Inc. f/k/a Elite Nutritional Brands, Inc., a Delaware Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Public Company, Aspen University Inc., a privately-held Delaware corporation (“Aspen”), and Aspen Acquisition Sub., Inc. (“AcquisitionCo”), a wholly-owned subsidiary of the Public Company.  The merger transaction contemplated under the Merger Agreement (the “Reverse Merger”) closed on March 13, 2012, at which time AcquisitionCo was merged with and into Aspen, and Aspen, as the surviving corporation, became a wholly-owned subsidiary of the Public Company.  Immediately following the closing of the Reverse Merger, the Public Company changed its business plan and operations to that of Aspen. The Reverse Merger was accounted for as a recapitalization of Aspen.

Changes to the Business.  The Public Company intends to carry on the business of Aspen as its sole line of business.  Upon closing of the Reverse Merger, we relocated our offices to the offices of Aspen.

Corporate History. The Public Company was incorporated on February 23, 2010 in Florida as a home improvement company intending to develop products and sell them on a wholesale basis to home improvement retailers.  The Public Company was unable to execute its business plan.  In June 2011, the Public Company changed its name to Elite Nutritional Brands, Inc. and terminated all operations. In February 2012, the Public Company reincorporated in Delaware under the name Aspen Group, Inc.  It also effected a reverse stock split, and the officer and director of the Public Company prior to the Reverse Merger returned to the Public Company’s treasury all but 2,000,000 of his personally-owned shares of common stock.

Aspen was incorporated on September 30, 2004 in Delaware.  Its predecessor was a Delaware limited liability company organized in Delaware in 1999.

EGC Merger. In May 2011, Aspen entered into an Agreement and Plan of Merger and merged with Education Growth Corporation (the “EGC Merger”) Aspen survived the merger. Education Growth Corporation (“EGC”) was a start-up company controlled by Mr. Michael Mathews. Mr. Mathews became Aspen’s Chief Executive Officer upon closing the EGC Merger.  Mr. Patrick Spada, the founder of Aspen, remained as Chairman and by virtue of his ownership of Series C Preferred Stock (“Series C”) retained control of Aspen.

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  We are dedicated to helping our students exceed their personal and professional objectives in a socially conscious and economically sensible way.  Aspen’s mission in fact is to help students achieve their long-term goals of upward mobility and long-term economic success through providing superior education, exerting financial prudence, and supporting our students’ career advancement goals.  Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 67% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online education.  We have expanded our degree offerings broadly but the vision remains the same:  to provide students with the best value in high quality education and to help them achieve their academic and career goals.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that 88% of our full-time degree-seeking students as of March 31, 2012 were enrolled in a graduate degree program (master or doctorate degree program). As of March 31, 2012, 1,488 students were enrolled full-time at Aspen, with 1,313 students, or 88%, of Aspen’s full-time, degree-seeking student body enrolled in master or doctoral degree programs.  As of March 31, 2012, Aspen currently has 633 students enrolled in a part-time program. Aspen is committed to maintaining its focus on being a predominantly graduate school for the foreseeable future.

Today, Aspen offers certificate programs and associate, bachelor, master and doctoral degree programs in a broad range of areas, including business and organization management, education, nursing, information technology, and general studies. In terms of enrollments, our most popular schools are our school of business and our school of nursing.  Specifically, our Master of Business Administration and Master of Science in Nursing represent the two largest degree programs among our full-time, degree-seeking student body as of March 31, 2012.

We are accredited by the Distance Education and Training Council (“DETC”), a “national accrediting agency” recognized by the U.S. Department of Education (“DOE”).  Aspen first received DETC accreditation in 1993 and most recently received re-accreditation in January 2009.  In February 2012, DETC informed Aspen that it had approved the change of ownership application related to the Reverse Merger, subject to customary conditions. Additionally, Aspen is authorized by the Colorado Commission on Higher Education, a departmental division of the Colorado Department of Higher Education (“CDHE”), to operate in Colorado as a private university under the Degree Authorization Act.  In January 2012, the CDHE informed Aspen that it would remain in good standing with CDHE after the Reverse Merger, provided Aspen retained its accreditation after the acquisition.  In February 2012, Aspen informed CDHE regarding DETC’s approval of the change in ownership and control related to the Reverse Merger.  In February 2009, the DOE provisionally certified Aspen to participate in the federal student financial aid programs authorized under Title IV of the Higher Education Act (“Title IV”).  Under such certification, Aspen is restricted to a limit of 500 student recipients for Title IV funding for the duration of this provisional certification.  As of December 31, 2011, Aspen had 171 students that were participating in the Title IV programs.  During the duration of Aspen’s provisional certification, a total of 243 Aspen students have received Title IV aid.  We applied timely for re-certification in June 2011, but the application remained pending at the time of the Reverse Merger.  Aspen submitted a voluntary pre-acquisition review application to the DOE in connection with the Reverse Merger, but the DOE had not acted on that application at the time of the Reverse Merger.  Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to notify it in writing whether Aspen would be able to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  Aspen provided the DOE the requested letter of credit by March 28, 2012.

Furthermore, DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue after it reviews Aspen’s application for approval of the change in ownership and control, including growth restrictions or limitation on the number of students who may receive Title IV aid.

In 2008, Aspen received accreditation of its Master of Science in Nursing Program with the Commission on Collegiate Nursing Education (the “Nursing Commission”).  Officially recognized by the DOE, the Nursing Commission is a nongovernmental accrediting agency, which ensures the quality and integrity of education programs in preparing effective nurses. Aspen’s Master of Science in Nursing program most recently underwent accreditation review by the Nursing Commission in March 2011.  At that time, the program’s accreditation was reaffirmed, with the accreditation term to expire December 30, 2021. The program is next scheduled for on-site evaluation by the Nursing Commission in Spring 2012. We currently offer a variety of nursing degrees including: RN-to-MSN Bridge Program (seven course program), Masters of Science in Nursing Education, and Masters of Science in Nursing Administration and Management.  Students may apply to the RN-to MSN bridge program if they hold an associate nursing degree.  Students that complete our RN-to-MSN Bridge program matriculate into our Master of Nursing program, allowing them to bypass the Bachelor of Nursing program offered at other universities.

Aspen is a Global Charter Education Provider for the Project Management Institute (“PMI”) and a Registered Education Provider (R.E.P.) of the PMI.  The PMI recognizes select Aspen Project Management Courses as Professional Development Units.  These courses help prepare individuals to sit for the Project Management Professional (“PMP”) certification examination.  PMP certification is the project management profession’s most recognized and respected certification credential.  Project management professionals may take the PMI approved Aspen University courses to fulfill continuing education requirements for maintaining their PMP certification.

In connection with our Bachelor and Master degrees in Psychology of Addiction and Counseling, the National Association of Alcoholism and Drug Abuse Counselors (“NAADAC”) has approved Aspen as an “academic education provider.”  NAADAC-approved education providers offer training and education for those who are seeking to become certified, and those who want to maintain their certification, as alcohol and drug counselors. In connection with the approval process, NAADAC reviews all educational training programs for content applicability to state and national certification standards.

In 2012, Aspen plans to add five new degree or certificate programs and one specialization. Aspen plans to seek DETC approval for the following:

●	Certificate in Internet Marketing;

●	Doctorate of Nursing Practice;

●	Bachelor of Science in Technology (with specialization in telecommunications and digitally integrated premise design);

●	Bachelor of Fine Arts;

●	Associate in Fine Arts; and

●	MBA Specialization in Internet Marketing.

Aspen also plans to seek DOE approval for the above programs in order to award Title IV aid to students participating in such programs.  See “Regulation” beginning at page 11 of this report.  These programs and certificates focus on Aspen’s strategic goal of increasing enrollments in business, nursing, and technology program areas.

Competitive Strengths - We believe that we have the following competitive strengths:

Exclusively Online Education - We have designed our courses and programs specifically for online delivery, and we recruit and train faculty exclusively for online instruction. We provide students the flexibility to study and interact at times that suit their schedules.  We design our online sessions and materials to be interactive, dynamic and user friendly.

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to require debt financing to fund Aspen’s tuition requirements. In July 2011, we raised our course-by-course tuition rates to $300/credit hour for all degree-seeking programs.  However, we believe based on our competitors' public information that our tuition rates remain significantly lower than our competitors. For example, University of Phoenix, Capella University and Grand Canyon University charge $715, $678, and $550, respectively, per credit hour for their MBA program versus Aspen’s $300 per credit hour.

Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support.  We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools.  67% of our adjunct faculty members hold a doctorate degree.  One-on-one contact with our highly experienced faculty brings knowledge and great perspective to the learning experience.  Faculty members are available by telephone and email to answer questions, discuss assignments and provide help and encouragement to our students.  The new faculty service department will offer a continuing faculty development program (training and courses) as well as a centralized instructional design component.  For example, the faculty service department will offer training on the new technology and tools that Aspen adopted in 2011.  This training will enable Aspen’s faculty to implement optimally the new technology and tools.  The faculty service department will also include an instructional design department, which will centralize preparation of course materials.

Highly Scalable and Profitable Business Model - We believe our exclusively online education model, our relatively low student acquisition costs, and our variable faculty cost model will enable us to expand our operating margins.  If we increase student enrollments we will be able to scale on a variable basis the number of adjunct faculty members after we reach certain enrollment metrics (not before).  A single adjunct faculty member can work with as little as two students or as many as 25 over the course of an enrollment period.

“One Student at a Time” personal care - We are committed to providing our students with fast and personal individualized support.  Every student is assigned an academic advisor who becomes an advocate for the student’s success.  Our one-on-one approach assures contact with faculty members when a student needs it and monitoring to keep them on course.  Our administrative staff is readily available to answer any questions and works with a student from initial interest through the application process and enrollment, and most importantly while the student is pursuing a degree or studies. Based on Aspen’s 2011 DETC Annual Report of student satisfaction survey results, calculated in accordance with applicable DETC policy, 95% - 98% of students on average expressed satisfaction with their recently completed course.

Admissions

In considering candidates for acceptance into any of our certificate or degree programs, we look for those who are serious about pursuing – or advancing in – a professional career, and who want to be both prepared and academically challenged in the process.  We strive to maintain the highest standards of academic excellence, while maintaining a friendly learning environment designed for educational, personal and professional success.  A desire to meet those standards is a prerequisite.  Because our programs are designed for self-directed learners who know how to manage their time, successful students have a basic understanding of management principles and practices, as well as good writing and research skills.  Admission to Aspen is based on thorough assessment of each applicant’s potential to complete successfully the program. Additionally, we require students to complete an essay as part of their admission process – as we are looking for students not only with the potential to succeed but also with the motivation to succeed.

Industry Overview

The U.S. market for postsecondary education is a large, growing market. According to a 2011 publication by the National Center for Education Statistics (“NCES”), the number of postsecondary learners enrolled as of Fall 2009 in U.S. institutions that participate in Title IV programs was approximately 20 million (including both undergraduate and graduate students), up from 18.2 million in the Fall of 2007. We believe the growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers, partially offset in the near term by current economic conditions. According to the NCES, in 2009, the median earnings of young adults with a bachelor’s degree was $51,000 for men and $40,100 for women compared to $40,000 for men and $35,000 for women with an associate’s degree and $32,900 for men and $25,000 for women with a high school diploma.

Eduventures, Inc., an education consulting and research firm, estimates that 20% of all postsecondary students will be in fully-online programs by 2014, with perhaps another 20% taking courses online.  The estimated increase in students online increased 18% in 2010.  We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy.

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities in this report also includes colleges.  Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions.  No one institution has a significant share of the total postsecondary market.  While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities.  Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), ITT Educational Services, Inc. (NYSE: ESI), Capella Education Company (Nasdaq: CPLA), Career Education Corporation (Nasdaq: CECO) and Bridgepoint Education, Inc. (NYSE: BPI).  American Public Education, Inc. and Capella Education Company are wholly online while the others are not.  Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degree enrollments exceeding 373,000 students (based upon APOL’s Form 10-Q filed on January 5, 2012).  As of March 31, 2012, Aspen had 2,121 students currently enrolled.  These competitors have substantially more financial and other resources.

The primary mission of most accredited four-year universities is to serve generally full-time students and conduct research. Aspen acknowledges the differences in the educational needs between working and full-time students at “brick and mortar” schools and provides programs and services that allow our students to earn their degrees without major disruption to their personal and professional lives.

We also compete with public and private degree-granting regionally and nationally accredited universities.  An increasing number of universities enroll working students in addition to the traditional 18 to 24 year-old students, and we expect that these universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs.  We believe that the primary factors on which we compete are the following:

●    active and relevant curriculum development that considers the needs of employers;
●    the ability to provide flexible and convenient access to programs and classes;
●    high-quality courses and services;
●    comprehensive student support services;
●    breadth of programs offered;
●    the time necessary to earn a degree;
●    qualified and experienced faculty;
●    reputation of the institution and its programs;
●    the variety of geographic locations of campuses;
●    regulatory approvals;
●    cost of the program;
●    name recognition; and
●    convenience.

Curricula

Certificates
Certificate in Information Technology with specializations in
   •       ☐ Information Systems Management
          •☐ Java Development
          •☐ Object Oriented Application Development
          •☐ Smart Home Integration
   •       ☐ Web Development
Certificate in Project Management

Associates Degrees Associate of General Studies Associate of Applied Science Early Childhood Education
Bachelors Degrees
Bachelor of General Studies
Bachelor of Arts in Psychology and Addiction Counseling
Bachelor of Science in Alternative Energy
Bachelor of Science in Business Administration
Bachelor of Science in Business Administration, (Completion Program)
Bachelor of Science in Criminal Justice
Bachelor of Science in Criminal Justice, (Completion Program)
Bachelor of Science in Criminal Justice with specializations in
••☐ Criminal Justice Administration
••☐ Major Crime Investigation Procedure
••☐ Major Crime Investigation Procedure, (Completion Program)
Bachelor of Science in Early Childhood Education
Bachelor of Science in Early Childhood Education, (Completion Program)
Bachelor of Science in Early Childhood Education with a specialization in
••☐ Infants and Toddlers
••☐ Infants and Toddlers, (Completion Program)
••☐ Preschool
••☐ Preschool, (Completion Program)
Bachelor of Science in Foodservice Operations and Restaurant Management
Bachelor of Science in Medical Managements

Masters
Master of Arts Psychology and Addiction Counseling
Master of Science in Criminal Justice
Master of Science in Criminal Justice with a specialization in
••☐ Forensic Sciences
••☐ Law Enforcement Management
••☐ Terrorism and Homeland Security
Master of Science in Information Management with a specialization in
••☐ Management
••☐ Project Management
••☐ Technologies
Master of Science in Information Systems with a specialization in
••☐ Enterprise Application Development
••☐ Web Development
Master of Science in Information Technology
Master of Science in Nursing with a specialization in
••☐ Administration and Management
••☐ Administration and Management, (RN to MSN Bridge Program)
••☐ Nursing Education
••☐ Nursing Education, (RN to MSN Bridge Program)
Master of Science in Physical Education and Sports Management
Master of Science in Technology and Innovation with a specialization in
••☐ Business Intelligence and Data Management
••☐ Electronic Security
••☐ Project Management
••☐ Systems Design
••☐ Technical Languages
••☐ Vendor and Change Control Management
Master in Business Administration
Master in Business Administration with specializations in
••☐ Entrepreneurship
••☐ Finance
••☐ Information Management
••☐ Pharmaceutical Marketing and Management
••☐ Project Management
Master in Education
••☐ Curriculum Development and Outcomes Assessment
••☐ Education Technology
••☐ Transformational Leadership

Doctorates
Doctorate of Science in Computer Science
Doctorate in Education Leadership and Learning
Doctorate in Education Leadership and Learning with specializations
☐ Education Administration
☐ Faculty Leadership
☐ Instructional Design
☐ Leadership and Learning

Independent online classes start on the 1st and the 16th of every month and students may enroll in up to a maximum of three courses at a time. Online interactive courses are offered five times a year.

Sales and Marketing

Prior to the EGC Merger, Aspen had conducted minimal efforts and spent immaterial sums on sales and marketing. During the second half of 2011, Mr. Michael Mathews and his team made significant changes to our sales and marketing program and spent a significant amount of time, money and resources on our marketing program.  Following the EGC Merger, Aspen spent approximately $1,000,000 on marketing from July through December 31, 2011.

What is unique about Aspen’s marketing program is that we have no plans in the near future to utilize third-party online lead generation companies to attract prospective students.  To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads.  Aspen’s executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow Aspen to cost-effectively drive all prospective student leads internally. This is a competitive advantage for Aspen because third-party leads are typically non-exclusive (lead generation firms typically sell prospective student leads to multiple universities), therefore the conversion rate for those leads tends to be appreciably lower than internally generated, proprietary leads.

In May 2011, Aspen expanded on its current search engine marketing initiatives related to Google. Aspen expanded the use of Aspen keyword search terms and keywords related to its MBA program and nursing program. Aspen also refined its testing of keywords, marketing messages and the establishment of program specific informational pages that have been matched to those keywords. Landing pages and keywords have been further optimized in order to facilitate streamlined communication of Aspen’s programs, degrees and courses offered in order to ensure that prospective students are provided with information necessary to make an informed decision regarding Aspen and to begin a dialogue with an Aspen advisor. The search engine marketing program was expanded in July 2011, to include the Microsoft and Yahoo search engines for general university terms, MBA and nursing programs, utilizing the same paradigm of directing prospective students to an informational page about their desired interest within those programs.

In October 2011, Aspen began to advertise directly on website publisher sites, reaching prospective students who would benefit from the programs we offer within nursing and business programs.

In November 2011, Aspen complemented its search and social media marketing programs by utilizing proprietary email networks to send Aspen branded email advertisements specific to the nursing and business programs. These email networks are provided with Aspen marketing advertisements which relate to those programs and direct students to program specific informational pages. At all times marketing serves to provide prospective students with information about Aspen and their indicated program of interest, so that students may make an informed decision regarding Aspen. All networks are carefully vetted and only utilize advertisements created and approved by Aspen in order to ensure the messages adhere to our rigorous quality and integrity standards.

Aspen’s marketing plan in 2012 is consistent with the changes made in 2011. Aspen intends to increase its marketing spend rates during the course of 2012 assuming Aspen is able to raise sufficient capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report. Aspen recently hired an Executive Vice President of Marketing, who will supervise the opening of a new call center in the Phoenix-metro area in 2012, subject to any required regulatory approvals. This executive has prior experience in marketing with an online university competitor and, more recently, an online lead generation company.

This change in marketing coincided with our new tuition plan which we launched effective July 15, 2011.  Our new plan features increased tuition rates on a per course basis; i.e. $300/credit hour for master or doctorate program, with a pre-payment option that offers students a discount of approximately 33% off the $300/credit hour standard payment plan.

Previously in June 2010, Aspen initiated a combination pre-payment/low per course plan that charged students tuition of only $3,600 for the entire 12-course Master or Doctorate program (the pre-payment option offered the student the ability to pre-pay $2,700 for the first four courses or 12 credit hours, followed by $112.50 per course or $37.50/credit hour for the remaining eight courses).  This program was terminated as of July 15, 2011. In 2011, 29% of our revenue was derived from the 2010 plan and 49% of our full-time students were on this plan.

Aspen receives referrals of corporate clients from its business development partner.  The business development partner designs the certificate-based courses tailored to the needs of the corporations (subject to the approval of our professors).   We pay the business development partner a portion of the revenues we receive from the referred corporate clients.   See the risk factor on page 30.

Anticipating significant growth from our new marketing efforts, we spent approximately $1.3 million upgrading our information technology in 2011.

Employees

We have 23 full-time employees.  As of the date of this report, we had 67 adjunct professors.  None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our President has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV.  For the year ended December 31, 2011, approximately 7% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs. In connection with a student’s receipt of Title IV aid, we are subject to extensive regulation by the DOE, state education agencies and the DETC. In particular, the Title IV programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV programs, a school must, among other things, be:

●	authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado);

●	accredited by an accrediting agency recognized by the Secretary of the DOE; and

●	certified as an eligible institution by the DOE.

The DOE recently enacted new regulations relating to the Title IV programs.   Many of those regulations were effective July 1, 2011.  Under these new regulations, an institution, like ours, that offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer legally postsecondary education to students in that state.  The institution must be able to document state approval for distance education if requested by the DOE.  These new rules were to become effective July 1, 2011, although the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date.  However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement.  Should the requirements be enforced, however, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state.  In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state.

We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico.  We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We have submitted applications for approval or exemption in the remaining 47 states. We have contacted the remaining states directly seeking guidance on whether any authorization is required or if we are exempted from obtaining a license or authorization in that state.  Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

We are subject to extensive regulations by the states in which we become authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the DOE. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations.  Failure to comply with state requirements could result in Aspen losing its authorization from the Colorado Commission on Higher Education, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations.

Additionally, Aspen is a Delaware corporation.  Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees.  Aspen did not obtain such approval.  It has begun communications with the Delaware DOE and is taking steps to obtain Delaware DOE approval.  An application to the State of Delaware has been made and we are awaiting a decision or additional guidance.  Since the Delaware DOE has limited staffing, we are uncertain when we will receive a decision on guidance from it.  If Delaware informs us that the failure to obtain such approval will result in material penalties, we intend on re-incorporating Aspen in Colorado where it is licensed.

Accreditation

Aspen has been accredited since 1993 by the DETC, an accrediting agency recognized by the DOE. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation by the DETC is important. Accreditation is a reliable indicator of an institution’s quality and is an expression of peer institution confidence.  Universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status.  Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials.  Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in Title IV programs.  From time to time, DETC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DETC’s requirements, our accreditation status and, therefore, our eligibility to participate in Title IV programs could be at risk.  The National Advisory Committee on Institutional Quality and Integrity (the panel charged with advising DOE on whether to recognize accrediting agencies for federal purposes, including Title IV program purposes) is next scheduled to review DETC for recognition purposes in Spring 2012.  Aspen is next scheduled for accreditation renewal by DETC in January 2014.

Nature of Federal, State and Private Financial Support for Postsecondary Education

An institution that applies to participate in Title IV programs for the first time, if approved, will be provisionally certified for no more than one complete award year. Furthermore, an institution that undergoes a change in ownership resulting in a change of control must apply to the DOE in order to reestablish its eligibility to participate in Title IV programs. If the DOE determines to approve the application, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of the provisional certification. Prior to the Reverse Merger, Aspen was provisionally certified because it was a new participant in the Title IV programs. If the DOE approves the change in ownership and control, Aspen will be provisionally certified. A provisionally certified institution must apply for and receive DOE approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the DOE may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified.

The federal government provides a substantial part of its support for postsecondary education through the Title IV programs, in the form of grants and loans to students. Students can use those funds at any institution that has been certified by the DOE to participate in the Title IV programs. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Our students receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Direct Loan program (“Direct Loan”) and (2) the Federal Pell Grant (“Pell”) program.

Currently, the majority of Aspen students self-finance all or a portion of their education. Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

Under the Direct Loan program, the DOE makes loans directly to students. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan (including loans to graduate and professional students), and the Direct Consolidation Loan.  The Budget Control Act of 2011 (“BCA”), signed into law in August 2011, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012.  The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.  In 2011, Direct Subsidized Loans were 3% of Aspen’s cash revenues as calculated in accordance with the DOE’s 90/10 rule.  Cash revenues are not revenues reported on Aspen’s Financial Statements contained in this report.

For Pell grants, the DOE makes grants to undergraduate students who demonstrate financial need.  To date, few Aspen students have received Pell Grants.  Accordingly, the Federal Pell Grant program currently is not material to Aspen given the fact that Pell Grant’s represented less than 1% of Aspen’s cash revenues as calculated in accordance with the DOE’s 90/10 rule.

Regulation of Federal Student Financial Aid Programs

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit institutions have prompted the DOE to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions in connection with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.  See the “Risk Factors” contained in this report which disclose comprehensive regulatory risks.

In addition to the state authorization requirements and other regulatory requirements described herein, other significant factors relating to Title IV programs that could adversely affect us include the following legislative action and regulatory changes:

Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in August 2008.   We cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act. The elimination of additional Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institution.

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act of 2012. The law includes a number of provisions that significantly affect the Title IV programs. For example, it reduces the income threshold at which students are assigned “an automatic zero expected family contribution” for purposes of awarding financial aid for the 2012-2013 award year. Under the Act, students who do not have a high school diploma or a recognized equivalent (e.g., GED) or do not meet an applicable home school requirement and who first enroll in a program of study on or after July 1, 2012 will not be eligible to receive Title IV aid. The Act also makes certain changes to the Pell Grant Program and temporarily eliminates the interest subsidy that is provided for Direct Subsidized Loans during the six-month grace period immediately following termination of enrollment.

Over the last several years, Congressional committees have held hearings related to for-profit postsecondary education institutions. Additionally, the chairmen of the House and Senate education committees, along with other members of Congress, asked the General Accounting Office (the “GAO”) to review various aspects of the for-profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. In 2010, the GAO released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include Aspen) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On October 31, 2011, the GAO released a second report following an additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations.  On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, nonprofit, and public institutions based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that students at for-profit institutions had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at nonprofit and public institutions. It also found that a higher proportion of bachelor’s degree recipients from for-profit institutions took out loans than did degree recipients from other institutions and that some evidence exists that students at for-profits institutions default on their student loans at higher rates. On nine of the ten licensing exams reviewed, graduates of for-profit institutions had lower pass rates than students from nonprofit and public institutions.

As described earlier in this report, certain DOE regulations have been challenged and the lawsuit is currently before a federal appeals court.  The same plaintiff in that lawsuit also filed a lawsuit in the U.S. District Court for the District of Columbia challenging the DOE’s final regulations on gainful employment, which are discussed below. The lawsuit is currently pending.

The DOE currently is in the process of developing proposed regulations to amend regulations pertinent to the Title IV loan programs and teacher education. We are unable to predict the timing or the proposed or final form of any regulations that the DOE ultimately may adopt and the impact of such regulations on our business.

Administrative Capability. DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

●	comply with all applicable Title IV program regulations;

●	have capable and sufficient personnel to administer the federal student financial aid programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	not have cohort default rates above specified levels;

●	have various procedures in place for safeguarding federal funds;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide financial aid counseling to its students;

●
refer to the DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV programs;

●
report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office or who otherwise has responsibilities with respect to education loans;

●	develop and apply an adequate system to identify and resolve conflicting information with respect to a student’s application for Title IV aid;

●	submit in a timely manner all reports and financial statements required by the regulations; and

●	not otherwise appear to lack administrative capability.

Among other things, new DOE regulations require that an institution must evaluate satisfactory academic progress (1) at the end of each payment period if the length of the educational program is one academic year or less or (2) for all other educational programs, at the end of each payment period or at least annually to correspond to the end of a payment period. Second, the new DOE regulations add an administrative capability standard related to the existing requirement that students must have a high school diploma or its recognized equivalent in order to be eligible for Title IV aid. Under the new administrative capability standard, institutions must develop and follow procedures for evaluating the validity of a student’s high school diploma if the institution or the Secretary of Education has reason to believe that the student’s diploma is not valid.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

●	require the repayment of Title IV funds;

●	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the DOE’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado. Under the Higher Education Opportunity Act, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Under recent DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to offer legally postsecondary distance education in that state. The institution must be able to document state approval for distance education if requested by the DOE. In addition, states must have a process to review and take appropriate action on complaints concerning postsecondary institutions. These new rules were to become effective July 1, 2011, although the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date.  As described earlier in this report, certain DOE regulations have been vacated by a federal court pending appeal.

Financial Responsibility. The Higher Education Act and DOE regulations establish extensive standards of financial responsibility that institutions such as Aspen must satisfy to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the DOE for liabilities incurred in programs administered by the DOE.

 The DOE evaluates institutions on an annual basis for compliance with specified financial responsibility standards that include a complex formula that uses line items from the institution’s audited financial statements.  In addition, the financial responsibility standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations, and remain current on its debt payments.  The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The DOE may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution.  We have applied the composite score analysis to Aspen’s financial statements as of and for the year ended December 31, 2011, and calculated a composite score of 1.75 out of a maximum score of 3.0. We therefore believe that we meet the DOE’s composite score standards. However, our audited financial statements for the year ended December 31, 2011 contain a going concern opinion.  Under DOE regulations, even if an institution meets all of the other financial responsibility requirements, it is not considered to be financially responsible if the relevant financial statement audits contain a going concern opinion. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to establish financial responsibility on an alternative basis.  Alternative bases include, for example:

●	posting a letter of credit in an amount equal to at least 50% of the total Title IV program funds received by us during our most recently completed fiscal year;

●
posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV program funds received by us, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring; or

●
complying with additional DOE monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring.

Failure to meet the DOE’s “financial responsibility” requirements, either because we do not meet the DOE’s financial responsibility standards or are unable to establish financial responsibility on an alternative basis, would cause us to lose access to Title IV program funding.

As stated earlier, consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to notify it in writing whether Aspen would be able to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  Aspen has timely informed the DOE that it will provide the requested letter of credit by March 28, 2012.  The DOE may impose additional terms and conditions in any temporary provisional program participation agreement that it may issue pending review of Aspen’s application for approval of the change in ownership and control.  Furthermore, DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue after it reviews Aspen’s application for approval of the change in ownership and control.

Third-Party Servicers.   DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the DOE new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with a third-party servicer which performs certain activities related to our participation in Title IV programs. If our third-party servicer does not comply with applicable statute and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs.

Title IV Return of Funds. Under the DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the DOE in a timely manner.  An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under DOE regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance. Aspen’s academic calendar structure is a non-standard term with rolling start dates with defined length of term (16 week term).

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Aspen. An institution is subject to loss of eligibility to participate in the Title IV programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE.  For the year ended December 31, 2011, we derived approximately 7% of our revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an education institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan Program loans by its students exceed certain levels. (For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the DOE calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any Direct Loan Program loans during that year.

If the DOE notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the Direct Loan Program and the Federal Pell Grant Program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in Title IV ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Since Aspen has only recently begun to participate in Title IV programs and our certification limits the number of Aspen students who may receive Title IV aid, we do not yet have reporting data on our cohort default rates for the three most recent federal fiscal years for which cohort default rates have been officially calculated, namely 2007, 2008 and 2009.  The primary reason is that we have not yet had students who have begun to repay their Title IV loans.

The Higher Education Opportunity Act extended by one year the period for measuring the cohort default rate, effective with cohort default rates for federal fiscal year 2009. The current method of calculating rates will remain in effect and will be used to determine any sanctions on institutions because of their cohort default rates until three consecutive years of official cohort default rates calculated under the new formula are available – i.e., in 2014. Effective in 2012, the threshold for ending an institution’s participation in the relevant Title IV programs increases from 25% to 30%.

Incentive Compensation Rules. As a part of an institution’s program participation agreement with the DOE and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV programs, limitation on participation in Title IV programs, or financial penalties.  Aspen believes it is in compliance with the incentive payment rule.

In recent years, other postsecondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

The GAO released a report finding that the DOE has inadequately enforced the current ban on incentive payments. In response, the DOE has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the GAO findings and the recently amended DOE incentive payment rule.

Code of Conduct Related to Student Loans. As part of an institution’s program participation agreement with the DOE, Higher Education Opportunity Act (“HEOA”) requires that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises, and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. Aspen has adopted a code of conduct under the HEOA which is posted on its website. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV programs, limitations on participation in Title IV programs, or financial penalties.

Misrepresentation.  The Higher Education Act and current regulations authorize the DOE to take action against an institution that participates in Title IV programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. Effective July 1, 2011, DOE regulations expand the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the DOE may take if it determines that an institution has engaged in substantial misrepresentation. Under the final regulations, the DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV programs, or initiate proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV programs.

Credit Hours.  The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid an institution may disburse during a payment period. Recently, both Congress and the DOE have increased their focus on institutions’ policies for awarding credit hours. Recent DOE regulations define the previously undefined term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education.  If the DOE determines that an institution is out of compliance with the credit hour definition, the DOE could require the institution to repay the incorrectly awarded amounts of Title IV aid. In addition, if the DOE determines that an institution has significantly overstated the amount of credit hours assigned to a program, the DOE may fine the institution, or limit, suspend, or terminate its participation in the Title IV programs.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE. These auditing standards differ from those followed in the audit of our financial statements filed with this report. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations.  Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions.  In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with DOE regulations, the DOE planned to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 to up to 300 reviews in 2011.

Potential Effect of Regulatory Violations. If we fail to comply with the regulatory standards governing Title IV programs, the DOE could impose one or more sanctions, including transferring Aspen to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring Aspen to post a letter of credit in favor of the DOE as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate our participation in Title IV programs.

We also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.

Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs. Many states require approval before institutions can add new programs under specified conditions.  The Colorado Commission on Higher Education, and other state educational regulatory agencies that license or authorize us and our programs, may require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure or authorization.

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV program participant, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE.  In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV programs.  At the time of the Reverse Merger, the DOE had not acted on our 2010 financial statements and compliance audits, nor had it acted on our recertification application.

Recent DOE regulations establish a new process under which an institution must apply for approval to offer a program that, under the Higher Education Act, must prepare students for “gainful employment in a recognized occupation” in order to be eligible for Title IV funds.  An institution must notify the DOE at least 90 days before the first day of classes when it intends to add a program that prepares students for gainful employment. The DOE may, as a condition of certification to participate in Title IV programs, require prior approval of programs or otherwise restrict the number of programs an institution may add.

DETC requires pre-approval of new courses, programs, and degrees that are characterized as a “substantive change.” An institution must obtain written notice approving such change before it may be included in the institution’s grant of accreditation. An institution is further prohibited from advertising or posting on its website information about the course or program before it has received approval. The process for obtaining approval generally requires submission of a report and course materials and may require a follow-up on-site visit by an examining committee. As stated earlier, we are seeking DETC’s approval permitting us to offer new degrees and certificate programs.

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only in respect of education programs that lead to gainful employment in a recognized occupation.  Under the DOE rules, with respect to each gainful employment program, a proprietary institution of higher education must provide prospective students with the identities of the occupations that the program prepares students to enter, total program cost, on-time completion rate, job placement rate (if applicable), and median loan debt of students who complete the program.  Under these reporting rules, with respect to each gainful employment program, an institution must annually submit information to the DOE regarding each enrolled student, including the amount of debt incurred.  Institutions must report information no earlier than September 30 of the calendar year in which the award year ends but no later than the deadline established by the DOE.  Under the new program requirements, institutions are required to notify the DOE at least 90 days before the commencement of new gainful employment programs which must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. On September 27, 2011 the DOE issued a notice of proposed rulemaking in which it proposed, among other changes, to define a smaller group of gainful employment programs for which an institution must obtain approval from the DOE, including only programs that are the same as or substantially similar to programs performing poorly under the gainful employment metrics.

The DOE also recently established three standards that will be used annually to measure whether a program prepares students for gainful employment, beginning July 1, 2012.  An academic program that passes any one standard is considered to be preparing students for gainful employment. The standards are:

1.
Annual loan repayment rate – three to four years after entering repayment on federal student loans, at least 35% of student loans incurred by the applicable cohort of borrowers to fund the costs of a program must be in satisfactory repayment.

2.
Discretionary income threshold – three to four years after entering repayment, the median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income (annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services poverty guideline for a single person).

3.
Actual earnings threshold – three to four years after entering repayment, the median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings.

The annual loan repayment for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program and includes federal student loans, private loans and debt obligations arising from institutional financing plans.  The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

●	10 years for programs that lead to an undergraduate or post-baccalaureate certificate or to an associate’s degree;

●	15 years for programs that lead to a bachelor’s or master’s degree; and

●	20 years for programs that lead to a doctoral or first-professional degree.

If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, it would be very important to consider the practicality of continuing to offer that program under our current business model

The gainful employment standards will be calculated on a federal fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013, and 2014. For that first year of potential ineligibility, however, the DOE will limit the number of programs subject to loss of eligibility by sector, taking into account the lowest repayment rates and the numbers of students affected.

The requirements for reporting information relating to our programs to the DOE and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could affect student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting education institutions, it could adversely affect demand for our programs.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our education institution. The exposure to these external factors may reduce our ability to offer or continue confidently certain types of programs for which there is market demand, thus affecting our ability to maintain or grow our business.

Eligibility and Certification Procedures. Each institution must periodically apply to the DOE for continued certification to participate in Title IV programs. Such recertification is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the DOE’s review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers.

The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when it undergoes a change in ownership and control.  The DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change.

In addition, during the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions, like Aspen, remain eligible to receive Title IV program funds.

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies, and DETC all have standards pertaining to the change of control of schools, but those standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a  Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by the DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and DETC vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred. In December 2011, we provided details regarding the Reverse Merger to the CDHE. The CDHE indicated that under current regulations, as long as we maintain accreditation by DETC following the Reverse Merger, Aspen will remain in good standing with the CDHE. As described below, DETC has approved the change of ownership, with several customary conditions.

DETC recently revised its policy pertinent to changes in legal status, control, ownership, or management. The policy revisions add definitions of the situations under which DETC considers a change in legal status, control, ownership, or management to occur, describe the procedures that an institution must follow to obtain approval, and clarify the options available to DETC.  Among other revisions, DETC defines a change of ownership and control as a change in the ability to direct or cause the direction of the actions of an institution, including, for example, the sale of a controlling interest in an institution’s corporate parent. Failure to obtain prior approval of a change of ownership and control will result in withdrawal of accreditation under the new ownership. The policy also requires institutions to undergo a post-change examination within six months of a change of ownership.  The revisions clarify that after such examination, DETC will make a final decision whether to continue the institution’s accreditation.  In addition, if an institution is acquired by an entity that owns or operates other distance education institutions, the amendments clarify that any such institutions must obtain DETC approval within two years of the change of ownership or accreditation may be withdrawn.  The policy revisions define a change of management as the replacement of the senior level executive of the institution, for example the President or CEO.  In addition, the revisions clarify that before undertaking such a change, an institution must seek DETC’s prior approval by explaining when the change will occur, the rationale for the change, the executive’s job description, the new executive’s qualifications, and how the change will affect the institution’s ability to comply with all DETC accreditation standards.  DETC may take any action it deems appropriate in response to a change of management request.  The Reverse Merger was considered a change of control event under DETC’s policy.  By letter dated February 9, 2012, DETC informed Aspen that it had approved the change of ownership, with several conditions that are consistent with DETC’s change of ownership procedures and requirements. These conditions include: (1) that Aspen agree to undergo an examination visit by a committee no later than July 20, 2012; (2) that an updated Self-Evaluation Report be submitted four to six weeks prior to the on-site visit; (3) that Aspen submit a new Teach-Out Resolution form as soon as the Reverse Merger has closed; and (4) that Aspen provide written confirmation to DETC by February 20, 2012 that it agrees to and will comply with the stated conditions. We have provided the requested information to DETC.

While Aspen has received approval from DETC for the change of ownership and control resulting from the Reverse Merger and from its former Chairman ceasing to own 25% of its voting power, Aspen has not yet obtained approval from the DOE.  The DOE does not approve a change in ownership and control until after it occurs.  The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change in control loses its eligibility to participate in Title IV programs and must apply to the DOE in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the DOE may temporarily provisionally certify an institution seeking approval of a change in ownership and control based on preliminary review by the DOE of a materially complete application received by the DOE within 10 business days after the transaction. The DOE may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the DOE determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The DOE considers the Reverse Merger to be a change in ownership resulting in a change in control. Accordingly, Aspen’s certification to participate in Title IV programs terminated after closing the Reverse Merger, and Aspen must apply to the DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to notify it in writing whether Aspen would be able to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  Aspen provided the requested letter of credit by March 28, 2012.  The DOE may impose additional terms and conditions in any temporary provisional program participation agreement that it may issue pending review of Aspen’s application for approval of the change in ownership and control, including growth restrictions or limitation on the number of students who may receive Title IV aid.  Furthermore, DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue after it reviews Aspen’s application for approval of the change in ownership and control, including growth restrictions or limitation on the number of students who may receive Title IV aid.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth.  If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a post-change in ownership and control application may vary substantially.

A change of control also could occur as a result of future transactions in which Aspen is involved. Some corporate reorganizations and some changes in the Board are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock.   In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

Possible Acquisitions.  In addition to the planned expansion through Aspen’s new marketing program, we may expand through acquisition of related or synergistic businesses.  Our internal growth is subject to monitoring and ultimately approval by the DETC.  If the DETC finds that the growth may adversely affect our academic quality, the DETC can request us to slow the growth and potentially withdraw accreditation and require us to re-apply for accreditation.  The DOE may also impose growth restrictions on an institution, including in connection with a change in ownership and control. While acquisitions of online universities would be subject to approval by the DETC, approval of businesses which supply services to online universities or which provide educational services and/or products may not be subject to regulatory approval or extensive regulation.

Item 1A. Risk Factors.

Although not required for smaller reporting companies, the Company has provided its principal risk factors under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 3,900 square feet of office space under a lease that expires in September 2015.  This facility accommodates our academic operations.  We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.  Our executive offices are in New York City where we lease 2,000 square feet under a month-to-month sublease.

Item 3. Legal Proceedings.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Public Company’s financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our financial position, liquidity or results of operations in any future reporting periods.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our stock trades on the Bulletin Board under the symbol "ASPU."  Since March 31, 2011, the Public Company’s common stock has been quoted on the Bulletin Board.  The last reported sale price of the Public Company’s common stock as reported by the Bulletin Board on May 3, 2012 was $3.75.   As of May 24, 2012, Aspen had 80 record holders.  The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board.  For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

February 29th - Fiscal Year End

Year	Quarter Ended	Prices (1)(2)
		High	Low

2012	February 29	$6.50	$6.50

2011	November 30	$6.50	$6.50
	August 31	$6.50	$6.25
	May 30	$0.0208	$0.0208

December 31st - Fiscal Year End

Year	Quarter Ended	Prices (1)(2)
		High	Low

2012	March 31	$6.50	$3.28

2011	December 31	$6.50	$6.50
	September 30	$6.50	$6.50
	June 30	$6.50	$6.25
	March 31	$0.0208	$0.0208

(1)	On June 21, 2011, the Public Company completed a 12 for 1 forward stock split. All prices in the table have been adjusted for the forward split.
(2)	All prices give effect to the 1-for-2.5 reverse stock split effected in February 2012.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

On May 18, 2012, we sold $472,000 of secured convertible notes ("Notes") in a private placement offering to 14 accredited investors.  This sale is in addition to the $609,000 of Notes that were sold on April 27, 2012 as described in a Form 8-K filed on May 3, 2012.  The Notes are convertible into shares of our common stock at the lesser of: (i) $1.00 or (ii) 95% of the price of common stock (or common stock equivalents) in the next private placement by the Public Company (the “Conversion Price”) and are due September 30, 2012.  Additionally, we issued 118,000 five-year warrants to the investors, exercisable at the Conversion Price.  In connection with these sales, we paid Laidlaw & Company (UK) Ltd. a placement agent fee of $57,200 and will issue Laidlaw a number of warrants equal to 10% of the total number of shares issuable to the investors upon conversion of the Notes (which will be based on the Conversion Price).  The net proceeds to the Public Company were $397,300. On March 15, 2012, we sold $150,000 of Notes to two accredited investors and issued 37,500 five-year warrants to the investors, exercisable at the Conversion Price.  All of the Notes and warrants sold have not been registered under the Securities Act of 1933 (the “Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections of this report, including the risk factors and the financial statements and notes provided herein.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report as well as other matters over which we have no control.  See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially.

Company Overview

Prior to the Reverse Merger, the Public Company was a development stage company which was never able to execute upon its business plan.  Additionally, prior to completing the Reverse Merger, the Public Company had not carried on any significant operations and had generated no revenues.  In connection with the Reverse Merger, the Public Company resumed the business of Aspen.

Plan of Operation

In 2011, the Public Company began exploring various business opportunities that could have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. To that end, the Public Company negotiated the Reverse Merger with Michael Mathews, the current Chief Executive Officer of the Public Company. While the parties had a non binding understanding in November 2011, consummating the Reverse Merger was subject to Aspen delivering audited financial statements for a two year period. This occurred in March 2012 and on March 13, 2012, the Reverse Merger was effectuated.

Capital Resources and Liquidity

We have limited working capital and our current cash position is not sufficient to satisfy our short-term working capital needs.  Additionally, we do not anticipate cash from operations will support our working capital needs until approximately July 2013.  This assumption is predicated on our raising at least $3,000,000 from the financings described below and successful implementation of our marketing program.  As of the date of this report, we had $811,816 in available cash.  As discussed above, we anticipate our marketing and regulatory costs will increase.

To meet our working capital needs, we plan to raise additional working capital.  In March 2012, we commenced an offering to sell $2,000,000 of convertible notes due September 30, 2012, together with approximately 500,000 five-year warrants. As of the date of this report, we have raised $1,231,000 (of which we received $1,061,900 in net proceeds) in this offering.  We have entered into a letter of intent with Laidlaw & Company (UK) Ltd. which agreed to use its best efforts to raise up to $6,000,000 (with an option to sell up to an additional $1,200,000) including the balance of the $2,000,000 offering.  The $2,000,000 offering is being offered to retail investors. We are negotiating with Laidlaw the exact type of securities we intend to offer and their terms for the balance of the offering (and any amount not sold in the $2,000,000 note offering), which will be primarily offered to institutional investors. If we do not raise approximately $3,000,000 (including the $1,231,000 raised to date), we will not be able to expand as planned.

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

Related Party Transactions

There were no related party transactions that were material to our financial statements for the period covered by this report.

New Accounting Pronouncements

See Note 2 to our financial statements included in this report for discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to our financial statements included in this report for discussion of accounting policies and use of estimates.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including future revenues, planned financings, capital expenditures, and liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the risk factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

Aspen incurred a net loss of approximately $2.1 million in 2011.  We anticipate losses will continue until we are able to increase our enrollment under our new tuition plan and these new students paying higher rates have taken at least two courses.  Additionally, our audited financial statements contain a going concern opinion. Our continued existence is dependent upon obtaining financing of at least $3 million in order to implement our marketing plan.  We cannot assure you that we will raise enough money or generate sufficient revenue to meet our future working capital needs.  In such event, we may not be able to remain in business. Furthermore, this qualified opinion may affect our ability to obtain DOE certification for Title IV purposes.  See the Risk Factor at page 42 of this report.

Because our management has a limited recent operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our management team began the process of taking control of Aspen from its founder and Chairman in May 2011 and embarked upon changes in Aspen’s business including adopting a new tuition plan, revamping its marketing approach, substantially increasing marketing expenditures, and upgrading Aspen’s technology infrastructure. While initial results are very encouraging, the limited time period makes it difficult to project whether we will be successful.

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S. and much of the world economy are experiencing difficult economic circumstances. We believe the recent economic downturn in the U.S., particularly the continuing high unemployment rate, has contributed to a portion of our recent enrollment growth as an increased number of working students seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and the associated unemployment have increased demand for our programs, an improving economy and increased employment may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. This reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, a worsening of economic and employment conditions could adversely affect the ability or willingness of prospective students to pay our tuition and our former students to repay student loans, which could increase our bad debt expense, impair our ability to offer students loans under Title IV, and require increased time, attention and resources to manage defaults.

Because of the severity of the global economic recession, we may be hampered in raising the needed capital to support our operations and planned marketing, which would have a material and adverse effect on our future operating results and financial condition.

One of the effects of the severe global economic recession is smaller businesses typically have more difficulty in raising capital needed for their operations. We estimate that we need to raise approximately $6 million to fully support our current operations and grow our student enrollment to create the forecasted profits. If we cannot raise this capital, it will result in a number of adverse effects upon us including reducing our future revenue, our future gross profit margins, and our ability to grow our business.  These events would have a material and adverse effect upon our future operating results and financial condition. Furthermore, the future price for our stock would be reduced.

Because a significant portion of our revenues historically have been attributable to one corporate customer, and if we are unable to maintain this key relationship or establish new relationships with additional corporate customers, our revenues will be adversely affected.

In 2011 and 2010, revenues from Verizon accounted for approximately 45% and 50% respectively, of our revenues.  However, we pay our business development partner a material portion of the revenues from Verizon. This business development partner refers corporate clients and designs the certificate-based courses tailored to the needs of the corporations (subject to the approval of our professors).   It will continue to receive a portion of the revenues from corporations it refers to us.  Deducting these payments, Verizon accounted for 11% and 12% of our net revenues for 2011 and 2010, respectively. The loss of one or more of our corporate customers, including Verizon, a reduction in enrollments from them, or difficulty or failure to collect payments from any customer under financial distress would adversely affect our revenues.

If we cannot manage our growth, our results of operations may suffer and could adversely affect our ability to comply with federal regulations.

The growth that we have experienced after our new management began in May 2011, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We do not have experience scheduling courses and administering programs for more students than our current enrollment, and except for the President, our senior management has limited experience in online education. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV of the Higher Education Act. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Because there is strong competition in the postsecondary education market, especially in the online education market, our cost of acquiring students may increase and our results of operations may be harmed.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs.

We may not be able to compete successfully against current or future competitors and may face competitive pressures including price pressures that could adversely affect our business or results of operations and reduce our operating margins. We may also face increased competition if our competitors pursue relationships with the military and government educational programs with which we already have relationships. These competitive factors could cause our enrollments, revenues and profitability to decrease significantly.

In the event that we are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our results of operations may be harmed.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by the DOE for Title IV purposes if the institution is provisionally certified, which we will be if the DOE approves our change in ownership and control. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing programs may require us to make investments in management and faculty, incur marketing expenses and reallocate other resources. If we are unable to increase the number of students, or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our results of operations and financial condition could be adversely affected.

Because our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising efforts, if those efforts are unsuccessful we may not be profitable in the future.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

●	Create greater awareness of our school and our programs;
●	Identify the most effective and efficient level of spending in each market and specific media vehicle;
●	Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
●	Effectively manage marketing costs (including creative and media).

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Although our new management is spearheading a new marketing and advertising program, it may not be successful.

Mr. Michael Mathews, our Chief Executive Officer, and Mr. Brad Powers, our Chief Marketing Officer, have developed a new marketing campaign designed to substantially increase our student enrollment.  While initial results have been as anticipated, there are no assurances that this new marketing campaign will continue to be successful.  Among the risks are the following:

●	Our ability to compete with existing online colleges which have substantially greater financial resources, deeper management and academic resources, and enhanced public reputations;

●	the emergence of more successful competitors;

●	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

●	limits on our ability to attract and retain effective employees because of the new incentive payment rule;

●	performance problems with our online systems;

●	failure to maintain accreditation;

●	student dissatisfaction with our services and programs;

●	adverse publicity regarding us, our competitors or online or for-profit education generally;

●	a decline in the acceptance of online education;

●	a decrease in the perceived or actual economic benefits that students derive from our programs;

●	potential students may not be able to afford the monthly payments; and

●	potential students may not react favorably to our marketing and advertising campaigns.

If our new marketing campaign and tuition plan are not favorably received, our revenues may not increase.

If student enrollment decreases as a result of our increased tuition plan, our results of operations may be adversely affected.

In July 2011, we launched a new tuition plan which was materially higher.  The prior business model and pricing structure implemented by our prior management was flawed and could not be sustained.  Although we believe that changes in our marketing strategy and upgraded technology infrastructure will improve our business, we cannot assure that our student enrollment will not suffer as a result of the increased tuition. If we are unable to enroll students in a cost-effective manner, our results of operations will suffer and you may lose your investment.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

In 2011, we spent approximately $1.3 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our ability to generate revenue and could cause a loss in enrollment.  Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Although three of our directors have pledged shares of common stock to secure payment of a loan payable from our founder and former chairman, it is possible that the future market price of the Public Company’s common stock will be less than $1.00 in which case the Public Company will incur an adverse impact to its future operating results and financial condition.

In March 2012, three of our directors pledged a total of 2,209,960 shares of Aspen common stock which they own personally. The shares were pledged to secure payment of a $2,209,960 loan receivable from Aspen’s founder and former chairman representing funds he (and his company, which is Aspen’s principal shareholder) borrowed over the years. There is no agreement with the former chairman that this sum is due and in fact he has denied liability and even claimed that Aspen owes him money. The Stock Pledge Agreement provides that the shares will be cancelled at the rate of $1.00 per share in the event that Aspen is unable to collect this loan whether through unsuccessful litigation or because it decides to write the loan off as uncollectable.  If Aspen is unable to collect this loan, there are a number of consequences, including:

●	The amount written off will be a non-cash charge against future results of operations;

●	The amount written off will reduce total assets on the Public Company’s balance sheet;

●	If the Public Company’s common stock is less than $1.00 per share, it will be damaged to the extent it seeks to sell the treasury shares at a price of less than $1.00; or

●
If the founder institutes litigation against Aspen and is successful, Aspen will be required to pay any adverse judgment or otherwise consummate a settlement. As a consequence, in addition to this out-of-pocket damage, any litigation will be expensive, result in substantial attorney’s fees, accounting fees, expert witness fees and divert management from our business.

Additionally, one of our directors pledged a total of 117,943 shares of personally owned Aspen common stock (now shares of the Public Company).  The shares were pledged (in addition to shares of Series C pledged by Aspen's founder and his company) to secure payment of a $772,796 accounts receivable.  If we are unable to collect on this receivable, Aspen will suffer similar consequences mentioned above in this risk factor.

If we experience any interruption to our technology infrastructure, it could prevent students from accessing their courses, could have a material adverse effect on our ability to attract and retain students and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Because we rely on third parties to provide services in running our operations, if any of these parties fail to provide the agreed services at an acceptable level, it could limit our ability to provide services and/or cause student dissatisfaction, either of which could adversely affect our business.

We rely on third parties to provide us with services in order for us to efficiently and securely operate our business including our computer network and the courses we offer to students. Any interruption in our ability to obtain the services of these or other third parties or deterioration in their performance could impair the quality of our educational product and overall business.  Generally, there are multiple sources for the services we purchase.  Our business could be disrupted if we were required to replace any of these third parties, especially if the replacement became necessary on short notice, which could adversely affect our business and results of operations.

If we or our service providers are unable to update the technology that we rely upon to offer online education, our future growth may be impaired.

We believe that continued growth will require our service providers to increase the capacity and capabilities of their technology infrastructure. Increasing the capacity and capabilities of the technology infrastructure will require these third parties to invest capital, time and resources, and there is no assurance that even with sufficient investment their systems will be scalable to accommodate future growth. Our service providers may also need to invest capital, time and resources to update their technology in response to competitive pressures in the marketplace. If they are unwilling or unable to increase the capacity of their resources or update their resources appropriately and we cannot change over to other service providers efficiently, our ability to handle growth, our ability to attract or retain students, and our financial condition and results of operations could be adversely affected.

Because we rely on third party administration and hosting of open source software for our online classroom, if that third party were to cease to do business or alter its business practices and services, it could have an adverse impact on our ability to operate.

Our online classroom employs the Moodle learning management system which is an open source learning platform and is supported by the open source community. The system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools.  While Moodle is an open source learning platform, we rely on third parties to host and help with the administration of it.  We further rely on third parties, the Moodlerooms, Inc. agreement and the open source community as well as our internal staff for ongoing support and customization and integration of the system with the rest of our technology infrastructure. If Moodlerooms or the open source community that supports it were unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

Because the personal information that we or our vendors collect may be vulnerable to breach, theft or loss, any of these factors could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Aspen uses a third party to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial emails, it could adversely impact our ability to market Aspen’s educational service, and otherwise increase the costs of our business.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act.  In addition, the CAN-SPAM Act gives consumers the right to require third parties to stop sending them commercial email.

The CAN-SPAM Act covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet website.  The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

●	Prohibiting false or misleading email header information;
●	Prohibiting the use of deceptive subject lines;
●	Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender;
●	Requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and
●	Requiring that the sender include a valid postal address in the email message.

The CAN-SPAM Act also prohibits unlawful acquisition of email addresses, such as through directory harvesting and transmission of commercial emails by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email companies who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial email messages would be received.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial email, fraud and computer crime.  The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union, have regulated the distribution of commercial email and the online collection and disclosure of personal information.  Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

If we lose the services of key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel.  Our future also depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer, and Dr. Gerald Williams, our President, who are critical to the management of our business and operations and the development of our strategic direction and would also be difficult to replace.  The loss of the services of Mr. Mathews and/or Dr. Williams and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we are unable to attract and retain our faculty, administrators, management and skilled personnel, we may not be able to support our growth strategy.

 To execute our growth strategy, we must attract and retain highly qualified faculty, administrators, management and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. If we fail to attract new skilled personnel or faculty or fail to retain and motivate our existing faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed. The DOE’s revised incentive payment rule, which took effect July 1, 2011, may affect the manner in which we attract, retain, and motivate new and existing employees.

If we are unable to protect our intellectual property, our business could be harmed.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, trade secret or other protections. This intellectual property includes but is not limited to courseware materials, business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the U.S. to protect our rights to the mark "ASPEN UNIVERSITY" as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the U.S. or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

In particular, third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online resource material, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses and pay substantial damages.

Third parties may claim that we are infringing or violating their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using our intellectual property that may be fundamental to our business. Even if we were to prevail, any litigation regarding the intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

If we incur liability for the unauthorized duplication or distribution of class materials posted online during our class discussions, it may affect our future operating results and financial condition.

In some instances, our faculty members or our students may post various articles or other third party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit.  As a result we may be required to alter the content of our courses or pay monetary damages.

Because we are an exclusively online provider of education, we are entirely dependent on continued growth and acceptance of exclusively online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees from online institutions. If students and employers are not convinced that online schools are an acceptable alternative to traditional schools or that an online education provides value, or if growth in the market penetration of exclusively online education slows, growth in the industry and our business could be adversely affected. Because our business model is based on online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

As Internet commerce develops, federal and state governments may draft and propose new laws to regulate Internet commerce, which may negatively affect our business.

The increasing popularity and use of the Internet and other online services have led and may lead to the adoption of new laws and regulatory practices in the U.S. and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

If there is new tax treatment of companies engaged in Internet commerce, this may adversely affect the commercial use of our marketing services and our financial results.

Due to the growing budgetary problems facing state and local governments, it is possible that governments might attempt to tax our activities.  New or revised tax regulations may subject us to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose taxes on commerce over the Internet.  New or revised taxes and, in particular, sales or use taxes, would likely increase the cost of doing business online which could have an adverse effect on our business and results of operations.

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including our students, loss of access to Title IV loans.

We are subject to extensive regulation by (1) the federal government through the DOE and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DETC.  The U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

Institutions of higher education that grant degrees, diplomas, or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states as a condition of continued authorization to grant degrees and in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces, a school must be accredited by an accrediting agency recognized by the U.S. Secretary of Education.  Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution.  The Higher Education Act requires accrediting agencies recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate action when the institution fails to comply with the accrediting agency's standards.

Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the DOE, include loans made directly to students by the DOE. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and DOE regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education, and be certified as an eligible institution by the DOE. Our growth strategy is partly dependent on enrolling more students who are attracted to us because of our continued participation in the Title IV programs.

 The regulations, standards, and policies of the DOE, state education agencies, and our accrediting agencies change frequently. Recent and impending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV programs, receipt of veterans education benefits funds, or costs of doing business. Findings of noncompliance with these regulations, standards and policies also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we do not maintain authorization in Colorado, our operations would be curtailed, and we may not grant degrees.

Aspen is headquartered in Colorado and is authorized by the Colorado Commission on Higher Education to grant degrees, diplomas or certificates.  If we were to lose our authorization from the Colorado Commission on Higher Education, we would be unable to provide educational services in Colorado and we would lose our eligibility to participate in the Title IV programs.

Our failure to comply with regulations of various states could have a material adverse effect on our enrollments, revenues, and results of operations.

Various states impose regulatory requirements on education institutions operating within their boundaries. Several states assert jurisdiction over online education institutions that have no physical location or other presence in the state but offer education services to students who reside in the state or advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent among states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state regulators.

State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer education programs and award degrees. Some states may also prescribe financial regulations that are different from those of the DOE.  If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Loss of licensure or authorization or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in particular states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We have submitted applications for approval or exemption in the remaining 47 states. We have contacted the remaining states directly seeking guidance on whether any authorization is required or if we are exempted from obtaining a license or authorization in that state.  Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

Under DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, the institution must have met any state requirements for it to be legally offering postsecondary distance education in that state.  A federal court has vacated such requirement, and the case is currently on appeal. See page 12 of this report. Should the requirement be upheld or otherwise enforced, however, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state.

The DOE’s new requirement could lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. In the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and we may have to cease providing service to students in that state.  In addition, under the DOE’s regulation regarding state authorization and distance education, if and when the regulation is enforced or re-promulgated, we could lose eligibility to offer Title IV aid to students located in that state.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the U.S. Armed Forces and also to participate in Title IV programs.

Aspen is accredited by the DETC, which is a national accrediting agency recognized by the Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV programs as well as in the tuition assistance programs of the United States Armed Forces. DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

Because we have only recently begun to participate in Title IV programs, our failure to comply with the complex regulations associated with Title IV programs would have a significant adverse effect on our operations and prospects for growth.

We have only recently begun to participate in Title IV programs and approximately 7% of our total cash-basis revenues are from students utilizing Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

Because we recently underwent a change in ownership and control under DOE regulations, we must reestablish our eligibility and certification to participate in the Title IV programs, and there are no assurances that DOE will recertify us to participate in the Title IV programs.

An institution generally must seek recertification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV programs, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. At the time of the Reverse Merger, we were provisionally certified to participate in the Title IV programs and we had timely applied for recertification.  Aspen submitted a voluntary pre-acquisition review application to the DOE in connection with the Reverse Merger, but the DOE had not acted on that application at the time of the Reverse Merger.  Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to notify it in writing whether Aspen would be able to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  Aspen provided the requested letter of credit by March 28, 2012.  The DOE may impose additional terms and conditions in any temporary provisional program participation agreement that it may issue pending review of Aspen’s application for approval of the change in ownership and control, including growth restrictions or limitation on the number of students who may receive Title IV aid.  Furthermore, DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue after it reviews Aspen’s application for approval of the change in ownership and control, including growth restrictions or limitation on the number of students who may receive Title IV aid. The DOE could also decline to recertify Aspen or otherwise limit its participation in the Title IV programs.

There can be no assurances that the DOE will recertify Aspen after its review of the Reverse Merger or that it will not impose restrictions with respect to any future recertification.

If the DOE does not approve our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

Because the DOE may conduct compliance reviews of us, we may be subject to adverse review and future litigation which could affect our ability to offer Title IV student loans.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies, and third parties, including claims brought by third parties on behalf of the federal government. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

If our competitors are subject to further regulatory claims and adverse publicity, it may affect our industry and reduce our future enrollment.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions.  These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including us.

Due to new regulations or congressional action or reduction in funding for Title IV programs, our future enrollment may be reduced and costs of compliance increased.

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process.  There is no assurance that Congress will not in the future enact changes that decrease Title IV program funds available to students, including students who attend our institution. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin.

We are not in position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of students to finance their education at our institution and adversely affect our revenues and results of operations.

If our efforts to comply with DOE regulations are inconsistent with how the DOE interprets those provisions, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules, or otherwise, we may be found to be in noncompliance with such provisions and the DOE could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds. We cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.

Investigations by state attorneys general, Congress and governmental agencies regarding relationships between loan providers and educational institutions and their financial aid officers may result in increased regulatory burdens and costs.

In the past few years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers were subject to several investigations being conducted by state attorneys general, Congress and governmental agencies.  These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. HEOA contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

Because we are subject to sanctions if we fail to calculate correctly and return timely Title IV program funds for students who stop participating before completing their educational program, our future operating results may be adversely affected.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance at an academically-related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements. Because we only recently began to participate in Title IV programs, we have limited experience complying with return-to-Title IV regulations. Under DOE regulations, late return of Title IV program funds for 5% or more of students sampled in connection with the institution's annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the DOE or otherwise be sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows.

Because our financial statements are not unqualified, Aspen may lose its eligibility to participate in Title IV programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV programs. Our financial statements are qualified on our ability to continue as a going concern, which means the DOE may determine that we are not financially responsible under DOE regulations.  The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” on page 11 of this report. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

If we fail to demonstrate “administrative capability,” we may lose eligibility to participate in Title IV programs.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs.  If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may require the repayment of Title IV funds, transfer the institution from the "advance" system of payment of Title IV funds to cash monitoring status or to the "reimbursement" system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. If we are found not to have satisfied the DOE's "administrative capability" requirements we could be limited in our access to, or lose, Title IV program funding, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

Because we rely on a third party to administer our participation in Title IV programs, its failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

We have been eligible to participate in Title IV programs for a relatively short time, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV programs.  Educational Compliance Management, Inc. assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

If we pay impermissible commissions, bonuses or other incentive payments to individuals involved in recruiting, admissions or financial aid activities, we will be subject to sanctions.

A school participating in Title IV programs may not provide any commission, bonus or other incentive payment based, directly or indirectly, on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. If we pay a bonus, commission, or other incentive payment in violation of applicable DOE rules, we could be subject to sanctions, which could have a material adverse effect on our business. Effective July 1, 2011, the DOE abolished 12 safe harbors that described permissible arrangements under the incentive payment regulation. Abolition of the safe harbors and other aspects of the new regulation may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.

In addition, the GAO has issued a report critical of the DOE’s enforcement of the incentive payment rule, and the DOE has undertaken to increase its enforcement efforts. If the DOE determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the DOE’s satisfaction. The DOE may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV programs. The DOE may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the DOE alleging violation of the incentive payment provision. Such suits may prompt DOE investigations. Particularly in light of the uncertainty surrounding the new incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or DOE investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.

If our student loan default rates are too high, we may lose eligibility to participate in Title IV programs.

DOE regulations provide that an institution’s participation in Title IV programs ends when historical default rates reach a certain level in a single year or for a number of years.  Because of our limited experience enrolling students who are participating in these programs, we have no historical default rates. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our default rate. If Aspen loses its eligibility to participate in Title IV programs because of high student loan default rates, our students would no longer be eligible to use Title IV program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, particularly proprietary institutions, by accrediting agencies, and if our institutional accrediting agency loses its ability to serve as an accrediting agency for Title IV program purposes, we may lose our ability to participate in Title IV programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen is accredited by a DOE-recognized accrediting body, the DETC, if the DOE were to limit, suspend, or terminate the DETC’s recognition, we could lose our ability to participate in the Title IV programs. The DOE is scheduled to consider its recognition of DETC at its Spring 2012 meeting. If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies will respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us. Actions by, or relating to, an accredited institution, including any change in the legal status, form of control, or ownership/management of the institution, any significant changes in the institution’s financial position, or any significant growth or decline in enrollment and/or programs, could open up an accredited institution to additional reviews by the DETC.

If Aspen fails to meet standards regarding “gainful employment,” it may result in the loss of eligibility to participate in Title IV programs.

The DOE’s regulations on gainful employment programs are effective July 1, 2012. Should a program fail the gainful employment metrics three times within a four year period, the DOE would terminate the program’s eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without Title IV funding. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on its 2012, 2013, and 2014 performance under the metrics. Because the DOE’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether these new regulations will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

Our failure to obtain DOE approval, where required, for new programs that prepare students for gainful employment in a recognized occupation could materially and adversely affect our business.

Under the DOE regulations, an institution must notify the DOE at least 90 days before the first day of class when it intends to add a program that prepares students for gainful employment in a recognized occupation.  The institution may proceed to offer the program, unless the DOE advises the institution that the DOE must approve the program for Title IV purposes. In addition, if the institution does not provide timely notice to the DOE regarding the additional program, the institution must obtain approval of the program for Title IV purposes.  If the DOE denies approval, the institution may not award Title IV funds in connection with the program. Were the DOE to deny approval to one or more of our new programs, our business could be materially and adversely affected. Furthermore, compliance with these new procedures could cause delay in our ability to offer new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

Our failure to comply with the DOE’s substantial misrepresentation rules could result in sanctions.

The DOE may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. Under new regulations, the DOE has expanded the activities that constitute a substantial misrepresentation. Under the DOE regulations, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The final regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The final regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the DOE determines that an institution has engaged in substantial misrepresentation, the DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV programs.  We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.

Failure to comply with the DOE’s credit hour requirements could result in sanctions.

The DOE has defined “credit” hour for Title IV purposes.  The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse in a payment period. The final regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and an equivalent amount of work for other academic activities. The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify the DOE if it finds systemic noncompliance or significant noncompliance in one or more programs. The DOE has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV programs, as a result of which our business could be materially and adversely affected.

The U.S. Congress recently conducted an examination of the for-profit postsecondary education sector that could result in legislation or additional DOE rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV programs, and has held hearings regarding such matters.  In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV programs, or more vigorous enforcement of Title IV requirements. To the extent that any laws or regulations are adopted that limit or condition Title IV program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business could be materially and adversely affected.

Risks Related to Our Common Stock

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We expect that the market price of our common stock on the Over-The-Counter Bulletin Board (“Bulletin Board”) will be substantially less than $5.00 per share and therefore we will be considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks like Aspen.  This may have a depressive effect upon our common stock price.

Our management will be able to exert control over us to the detriment of minority shareholders.

Our executive officers and directors own approximately 25% of our outstanding common stock. These shareholders, if they act together, may be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock. For more information, see Note 12.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing material revenues;
●	Our failure to become profitable;
●	Our failure to raise working capital;
●	Our public disclosure of the terms of any financing which we consummate in the future;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of Title IV funding or other regulatory actions;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts;
●	Short selling activities; or
●	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support Aspen and our management and give effective control of our business to Aspen and our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in Aspen may be diluted in the future as a result of the issuance of additional securities.

In order to raise additional capital to meet its working capital needs, we expects to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors.  Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets and their impact on small companies.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor.  The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations.  As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-13 for the financial statements of Aspen Group, Inc. (f/k/a Elite Nutritional Brands, Inc.) as of and for the years ended February 29, 2012 and February 28, 2011, and for the period from February 23, 2010 (Inception) to February 29, 2012.  These financial statements reflect only the historical operations of the business of the Public Company (not Aspen) pre-reverse merger and only reflect subsequent events relevant to the pre-merger business.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls

Our management carried out an evaluation as required by Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  At February 29, 2012, the Public Company’s president devoted minimal time to the business of the Public Company since it was inactive. The Public Company’s current Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. In support of this belief is that the Public Company failed to disclose in the Form 10-Q for the nine months ended November 30, 2011 anything about the effectiveness of its disclosure controls.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act of as a process designed by, or under the supervision of, the Public Company's Principal Executive and Principal Financial Officers and effected by the Public Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of February 29, 2012, our management was not affiliated with the Public Company and was therefore not able to assess the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) the failure of the Public Company to have sufficient disclosure controls in the past and the absence of any evidence that this was remediated, (2) lack of a functioning Audit Committee and (3) inadequate segregation of duties.

At February 29, 2012, our sole operating subsidiary, Aspen University Inc., met each of these criteria and had effective internal controls.

The Public Company’s New Management Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have taken the following series of measures concurrent with the Reverse Merger:

We have formed an Audit Committee consisting of outside directors each of whom has accounting experience or knowledge.  The Audit Committee is responsible for the oversight and establishment of monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We have hired Mr. David Garrity as our Chief Financial Officer.  Mr. Garrity has public company experience and knowledge of disclosure controls and implementation of such controls.  Additionally, the Public Company has hired additional accounting personnel in order to segregate duties consistent with our control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Mr. Don Ptalis, the Public Company’s sole officer and director resigned at the time of the consummation of the Reverse Merger.  The following executive officers and directors were appointed to their current positions listed in the table in connection with the Reverse Merger. Except for Sanford Rich, who was appointed a director effective with the closing of the Reverse Merger, each person listed in the table had identical positions with Aspen.

Name	Age	Position

Michael Mathews	50	Chief Executive Officer, and Chairman of the Board
Gerald Williams	58	President
David Garrity	51	Chief Financial Officer
Brad Powers	36	Chief Marketing Officer
Angela Siegel	32	Executive Vice President of Marketing
Michael D’Anton	54	Director
C. James Jensen	70	Director
David Pasi	51	Director
Sanford Rich	54	Director
John Scheibelhoffer	50	Director
Paul Schneier	61	Director

Michael Mathews has served as Aspen’s Chief Executive Officer and a director since May 2011.  He served as Chief Executive Officer of interclick, inc. (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011.  From June 2007 until it was acquired by Yahoo, Inc. (NASDAQ: YHOO) in December 2011, Mr. Mathews also served as a director of interclick.  From May 15, 2008 until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of interclick.  From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company.   Since March 23, 2011, Mr. Mathews has served as the Chairman and a consultant (and from December 1, 2011 through March 19, 2012 as Executive Chairman) for Wizard World, Inc. (Other OTC: WIZD).   Mr. Mathews was selected to serve as a director due to his track record of success in managing early stage and growing businesses, his extensive knowledge of the Internet marketing industry and his knowledge of running and serving on the boards of public companies.  Additionally, Mr. Mathews was appointed a director in connection with the EGC Merger.

Gerald Williams has served as Aspen’s President since March 2011.  Dr. Williams functions as Aspen’s chief academic officer and has responsibility for all educational matters.  Since January 15, 2012, Dr. Williams has also served as the Dean of our School of Technology.  Prior to January 1, 2012, Dr. Williams was a consultant beginning in March 2011 under a Consulting Agreement.  From 2005 until 2010, Mr. Williams was an adjunct professor at the University of Missouri – Kansas City.

David Garrity has served as Aspen’s Chief Financial Officer since June 2011.  He served as Chief Financial Officer of interclick from June 30, 2008 until August 14, 2009 and as a member of interclick’s board of directors from June 9, 2008 until June 5, 2009.  Through GVA Research LLC, a company he controls, Mr. Garrity provides consulting services to organizations such as the World Bank Group and offers expert commentary on technology sector developments to CNBC, Bloomberg TV and other media networks. Mr. Garrity holds Series 7, 24, 63, 79, 86 & 87 securities licenses and is affiliated with Whitemarsh Capital Advisors, LLC, a Financial Industry Regulatory Authority, Inc. (“FINRA”) member firm. From 2006 to 2008, Mr. Garrity served as Managing Director and Director of Research for Dinosaur Securities, LLC.   In 2006, Mr. Garrity was fined $10,000 and suspended for 45 days from associating with a FINRA member firm for certain inadvertent violations of FINRA's rules unrelated to fraud or any customer complaints. Mr. Garrity consented to the sanctions without admitting or denying FINRA's findings.

Brad Powers has served as Aspen’s Chief Marketing Officer since May 2011. From July 2009 until December 31, 2010, Mr. Powers served as the Chief Marketing Officer of Atrinsic, Inc.  From 2004 until 2009, Mr. Powers was the Chief Executive Officer of Active Response Group, a company he founded.

Angela Siegel has served as Aspen’s Executive Vice President of Marketing since January 1, 2012.  Ms. Siegel has responsibility for the online lead generation and the Office of Enrollment.  From July 2010 until December 2011, Ms. Siegel was the Director of Compliance and Enrollment Analytics at Ward Media, Inc. (“Ward”), a lead generation marketing agency.  From January 2010 until July 2010, Ms. Siegel was the Chief Marketing Officer at the Jack Welch Management Institute at Chancellor University.  From October 2008 until January 2010, Ms. Siegel was the Director of Enrollment Marketing at Ward.  From July 2004 until October 2008, Ms. Siegel was the Online Marketing Manager at Grand Canyon Education, Inc. (NASDAQ: LOPE), a regionally accredited provider of post-secondary education including online as well as traditional ground programs.

Michael D’Anton has served as a director of Aspen for approximately five years.  Since 1988, Dr. D’Anton has been a ENT physician and surgeon at ENT Allergy Associates.  Dr. D’Anton was selected as a director for his experience in growing and running a successful surgery center and his knowledge of Aspen from serving as a director prior to the Reverse Merger.

C. James Jensen has served as a director of Aspen since May 2011.  Since 1983, Mr. Jensen has been the managing partner of Mara Gateway Associates, L.P., a privately owned real estate investment company he co-founded.  Since 2006, Mr. Jensen has been the co-managing partner of Stronghurst, LLC, which provides advisory and financial services to emerging growth companies.  Since April 2011, Mr. Jensen has served as a director of Sugarmade, Inc. (OTC BB: SGMD).  From April 2006 until March 2008, Mr. Jensen served as a director of Health Benefits Direct Corp. (OTC BB: HBDT).  Mr. Jensen was selected a director as a designee of Mr. Mathews in connection with the EGC Merger due to his previous service on a public company Board and his experience with entrepreneurial companies.

David Pasi has served as a director of Aspen since May 2011.  Since December 2010, Mr. Pasi has been a financial advisor.  From August 2008 until August 2010, Mr. Pasi was a risk manager at Credit Suisse.  From January 2004 until June 2008, Mr. Pasi was the risk manager at Citigroup, Inc.  Mr. Pasi was selected as a designee of Mr. Spada in connection with the EGC Merger.  Because of his finance background, Mr. Pasi was selected as a director of the Public Company.

Sanford Rich has served as a director since March 13, 2012.  Since October 2011, Mr. Rich has served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick from August 28, 2007 until June 5, 2009.  Since January 2008, Mr. Rich has served as Managing Director of Whitemarsh Capital Advisors, a broker-dealer.  From May 2008 to February 2009, Mr. Rich was a Managing Director with Matrix USA LLC, a broker-dealer. From 1995 until January 2008, Mr. Rich was the Senior Vice President of Investments, a Portfolio Manager and a Specialist Manager of High Yield and Convertible Securities Portfolios for institutions at GEM Capital Management, Inc.  Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for Ins Pro Technologies (OTC BB: ITCC).  Mr. Rich was selected as a director for his 32 years of experience in the financial sector and because he is independent and has experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of Aspen for approximately five years.  Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT Allergy Associates.  Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen from serving as a director member prior to the EGC Merger.

Paul Schneier has served as a director of Aspen for approximately four years. Since April 2007, Mr. Schneier has been a Division President at PulteGroup, Inc. (NYSE: PHM), a homebuilding company.  Prior to that, Mr. Schneier was a Division President at Beazer Homes USA, Inc. (NYSE: BZEH), a homebuilding company.  Mr. Schneier was selected to serve as a director because of his management background.

Except for Dr. D’Anton and Mr. Pasi, who are brother-in-laws, there are no family relationships among our directors and/or executive officers.

Director Independence

We currently have seven directors serving on our Board.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE Amex, all of our directors except Mr. Mathews are independent.

Board Committees

We currently have Audit and Compensation Committees of the Board.

The members of the Audit Committee are Sanford Rich, Chairman, David Pasi and C. James Jensen. Each of Messrs. Rich, Pasi and Jensen are independent in accordance with the independence standards for audit committees under the NYSE Amex listing rules. The Audit Committee has a written charter approved by the Board.  The Board has determined that Mr. Sanford Rich is an "audit committee financial expert" as such term is defined in Regulation S-K promulgated by the SEC.

The members of the Compensation Committee are Mr. Jensen, Chairman, Paul Schneier and John Scheibelhoffer, MD.

Our Board is expected to appoint a Nominating Committee, and to adopt charters relative to the Compensation Committee and the Nominating Committee, in the near future. We intend to appoint such persons to the Nominating Committee of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Code of Ethics

We have adopted a Code of Ethics which applies not only to our Chief Executive Officer and Chief Financial Officer but all directors and employees.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Aspen Group, Inc., 224 West 30th Street, Suite 604, New York, New York 10001, Attention: Corporate Secretary.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for Aspen.  Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer.  The challenges faced by us at this stage – obtaining financing and implementing our business and marketing plan – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Prior to the Reverse Merger, Aspen’s management kept its Board apprised of material risks and provided its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Aspen, and how management addresses those risks.  We will continue the same policy.  Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting us are the lack of working capital and our ability to grow our business and manage our expected growth consistent with regulatory oversight.  Prior to the Reverse Merger, the Aspen Board focused on these key risks at each meeting and actively interfaced with management on seeking solutions.  We will continue the same policy.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Aspen and its shareholders.  Although there are many other factors, the Board seeks individuals with experience on public company boards, experience on operating growing businesses, and experience with online universities.

ITEM 11. EXECUTIVE COMPENSATION.

Neither Mr. Ptalis or Mr. David Johnson (who resigned as Chief Executive Officer in July 2011) received any cash compensation during the fiscal year ended February 29, 2012 and February 28, 2011.  No executive officer earned over $100,000.

Executive Employment Agreements

Each of the Employment Agreements described below was entered into by Aspen prior to the Reverse Merger.  We assumed each agreement effective with the closing, and all option grants and common stock issued as performance bonuses will be of the Public Company.  Each person’s title with Aspen is identical with the Public Company.

Michael Mathews.  Effective on July 5, 2011, Aspen entered into a four-year Employment Agreement with Michael Mathews to serve as our Chief Executive Officer. In accordance with the Employment Agreement, Mr. Mathews is paid a base salary of $250,000 per year, which will be increased by at least 10% annually.  In addition to a base salary, Mr. Mathews is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in common stock.  If performance milestones are met, Mr. Mathews’ bonus will be 100% of his base salary for the year the milestone was met.  Additionally, in March 2012, Mr. Mathews was granted 300,000 five-year options to purchase shares of Public Company common stock exercisable at $1.00 per share vesting over a three-year period.

Gerald Williams.  Effective January 1, 2012, Aspen entered into a five-year Employment Agreement with Mr. Gerald Williams to serve as its President.  In accordance with the Employment Agreement, Mr. Williams is paid a base salary of $150,000 per year.  In addition to base salary, Mr. Williams is eligible to receive an annual performance bonus in an amount equal to 50% of his then-current base salary, based upon the achievement of pre-established performance milestones mutually agreed upon by him and the Chief Executive Officer.  One-half of the annual bonus is to be paid in cash and the remaining is to be paid in common stock.  Additionally, in March 2012, Mr. Williams was granted 200,000 five-year options to purchase shares of Public Company common stock at $1.00 per share vesting over a three-year period.

David Garrity.  Effective on June 9, 2011, Aspen entered into a four-year Employment Agreement with David Garrity to serve as its Chief Financial Officer. In accordance with the Employment Agreement, from June 9, 2011 through July 4, 2011, Mr. Garrity was paid a fee in lieu of salary at a rate of $10,000 per month pursuant to a separate Consulting Agreement with Mr. Garrity.  From July 4 until September 30, 2011, Aspen paid Mr. Garrity $10,000 per month (a rate of $125,000 per annum).  From October 1, 2011, Mr. Garrity was paid at the rate of $250,000 per year, which will be increased by at least 10% annually. In addition to a base salary, Mr. Garrity is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in Aspen common stock.  If performance milestones are met, Mr. Garrity’s bonus will be 100% of his base salary for the year the milestone was met.  Additionally, in March 2012, Mr. Garrity was granted 200,000 five-year options to purchase shares of Public Company common stock exercisable at $1.00 per share vesting over a three-year period.

Brad Powers.  Effective on July 5, 2011, Aspen entered into an Employment Agreement with Brad Powers to serve as its Chief Marketing Officer. In accordance with the Employment Agreement, Mr. Powers is paid a base salary of $250,000 per year, which will be increased by at least 10% annually.  In addition to a base salary, Mr. Powers is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in common stock.  If performance milestones are met, Mr. Powers’ bonus will be 100% of his base salary for the year the milestone was met.  Additionally, in March 2012, Mr. Powers was granted 200,000 five-year options to purchase shares of Public Company common stock exercisable at $1.00 per share vesting over a three-year period.

Angela Siegel.  Effective January 1, 2012, Aspen entered into an Employment Agreement with Angela Siegel to serve as its Executive Vice President, Marketing. In accordance with the Employment Agreement, Ms. Siegel is paid a base salary of $150,000 per year.  In addition to base salary, Ms. Siegel is eligible to receive an annual performance bonus in an amount equal to 50% of her then-current base salary, based upon the achievement of pre-established performance milestones mutually agreed upon by her and the Chief Executive Officer.  Additionally, in March 2012, Ms. Siegel was granted 150,000 five-year options to purchase shares of Public Company common stock exercisable at $1.00 per share and vesting over a three-year period.

Amendments to Employment Agreements

As of December 31, 2011, Messrs. Michael Mathews and Brad Powers, our Chief Executive Officer and Chief Marketing Officer, entered into amendments to their Employment Agreements waiving 50% of their salaries that would have otherwise accrued ($62,500 each). Additionally, effective January 1, 2012 they agreed to defer 50% of their base salaries until such time as Mr. Mathews or our Board determine that we have sufficient cash flow to pay the previously agreed upon amount.

Termination Provisions

The table below describes the severance payments that our executive officers are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, for Good Reason, a change of control and the non-renewal of their employment at the discretion of Aspen.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Michael Mathews	Gerald Williams	David Garrity	Brad Powers	Angela Siegel

Death or Total Disability	Six months base salary	Three months base salary	Six months base salary	Six months base salary	Six months base salary

Dismissal Without Cause or Resignation for Good Reason (1)	12 months base salary (2)	The greater of three months base salary or the remainder of the base salary due under the employment agreement	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement (2)	12 months base salary (2)	The greater of six months base salary or the remainder of the base salary due under the employment agreement

Change of Control	None	The greater of three months base salary or the remainder of the base salary due under the employment agreement (3)	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement (2)	None	The greater of six months base salary or the remainder of the base salary due under the employment agreement. (3)

Expiration of Initial Term and Aspen does not renew	12 months base salary (2)	Three months base salary	12 months base salary (2)	12 months base salary (2)	Six months base salary
_________
(1) Generally, Good Reason in the above Agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by Aspen under the Employment Agreements.
(2) Any restricted stock or stock options held by the executive immediately vest upon occurrence of this event.
(3) Certain stock options will immediately vest.

Outstanding Equity Awards at Fiscal Year End

The Public Company and Aspen did not have an equity incentive plan in place, or any outstanding equity awards, as of February 29, 2011.

 Equity Compensation Plan Information

Immediately following the closing of the Reverse Merger, our Board adopted the 2012 Equity Incentive Plan (the “Plan”) which provides for 2,500,000 shares to be granted under the Plan.

The exercise price of options or stock appreciation rights granted under the Plan shall not be less than the fair market value of the underlying common stock at the time of grant.  In the case of incentive stock options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders.  Options and stock appreciation rights granted under the Plan shall expire no later than 10 years after the date of grant.  The total number of shares with respect to which options or stock awards may be granted under the Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board may from time to time may alter, amend, suspend, or discontinue the Plan with respect to any shares as to which awards of stock rights have not been granted.  However no rights granted with respect to any awards under the Plan before the amendment or alteration shall be impaired by any such amendment, except with the written consent of the grantee.

 Under the terms of the Plan, our Board may also grant awards which will be subject to vesting under certain conditions.  The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares.  We will realize a corresponding compensation deduction.  Upon the exercise of stock options or stock appreciation rights, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder.  Upon sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

The Plan and our standard Stock Option Agreement provide for “clawback” provisions, which enable our Board to cancel options and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Director Compensation

The Public Company and Aspen did not compensate its directors for their service in fiscal 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any class of equity securities which are registered pursuant to section of the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of the Public Company’s common stock beneficially owned as of May 24, 2012 by (i) those persons known by the Public Company to be owners of more than 5% of its common stock, (ii) each director (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Public Company’s executive officers and directors as a group.  Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 224 West 30th Street, Suite 604 New York, New York 10001.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	2,818,450	8.0%
Common Stock	Patrick Spada (3)	6,398,315	18.1%
Directors:
Common Stock	Michael D’Anton (4)	1,952,589	5.5%
Common Stock	James Jensen (5)	221,976	*
Common Stock	David Pasi (5)	317,195	*
Common Stock	Sanford Rich (5)	26,250	*
Common Stock	John Scheibelhoffer (6)	1,977,852	5.6%
Common Stock	Paul Schneier (5)	735,000	2.1%
Common Stock	All directors and executive officers as a group (11 persons) (7)	8,735,428	24.7%
5% Shareholders:
Common Stock	Higher Education Management Group, Inc. (8)(9)(10)	5,897,815	16.9%

* Less than 1%.
___________
(1)           Applicable percentages are based on 35,400,188 shares outstanding as of May 24, 2012 adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Unless otherwise indicated in the footnotes to this table, the Public Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  This table does not include any unvested stock options.
(2)           Mr. Mathews is our Chairman and Chief Executive Officer.  Includes 300,000 shares issuable upon conversion of a $300,000 Note.  Also includes (i) 848,175 shares pledged as collateral to secure a loan receivable and (ii) 117,943 shares pledged as collateral for another receivable.  See pages 58 and 59 for a description of these transactions.
(3)    Mr. Spada is the former Chairman of Aspen.  Includes shares owned by HEMG.
(4)    A director.  Includes 680,892 shares pledged as collateral to secure a loan receivable.  See page 58 for a description of this loan receivable.
(5)    A director.
(6)    A director.  Includes 680,893 shares pledged as collateral to secure a loan receivable.  See page 58 for a description of this loan receivable.
(7)    In accordance with SEC rules, includes shares held by executive officers who are not Named Executive Officers.
(8)   HEMG is an entity controlled by Aspen’s former Chairman, Patrick Spada.  A total of 772,793 shares of Public Company common stock are pledged to Aspen to secure payment of $772,793 originally due in December 2013, however, the note has been put into default by Aspen’s Board.
(9)   At inception, Aspen issued all of its 10 million shares of authorized common stock to HEMG.  In order to raise money over a five-year period, Aspen sold shares and HEMG relinquished and returned to Aspen’s treasury the number of shares Aspen sold.  Due to some clerical errors, 120,500 shares owned by HEMG were not cancelled by Mr. Spada’s personal assistant.  Due to this pattern, Aspen does not believe that it sold shares improperly.  In support of this, HEMG agreed not to sell 131,500 shares (including 11,000 dividend shares discussed below) pending resolutions in connection with the April Agreement (described on page 62).  Therefore, Aspen does not believe that it has any exposure to liability in these manners.  Of the Aspen shares sold by HEMG, one investor has asserted a claim; this investor never received the 10,000 shares he purchased plus 11,000 shares representing a 2011 stock dividend he should have received. Mr. Spada has ignored the claim. Aspen intends to decrease HEMG’s ownership by 21,000 shares of common stock and issue the investor the 21,000 shares of common stock that should have been issued to the investor once the ownership dispute is resolved.  Mr. Spada’s former assistant has admitted that it was an internal error.   The Public Company and Aspen are neutral in this dispute.  Aspen will seek Mr. Spada's agreement that the filing of a declaratory judgment by Aspen will not be considered an action, claim or suit under the April Agreement.  If Mr. Spada agrees, Aspen will seek a declaratory judgment; if not, Aspen will advise the shareholders that they must file suit in order to enforce their rights.
(10)   No provision is made to give effect to Aspen purchasing 600,000 shares of Public Company common stock from HEMG or using its best efforts to find buyers for another 1,400,000 shares under the April Agreement as described on page 62 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010-2011, Aspen entered into numerous transactions with its founder and then Chairman, Mr. Patrick Spada, and a corporation he controlled, HEMG.  These transactions also occurred prior to 2010. In connection with the audit of Aspen’s financial statements for 2010-2011, Aspen discovered in November, 2011 that HEMG had borrowed $2,195,084 from it from 2005 to 2010 without Board of Directors authority. Aspen has been unable to reach any agreement with Mr. Spada concerning repayment and is considering its options. In connection with this loan, three of Aspen’s directors pledged 2,209,960 shares of common stock (at the value of $1.00 per share) to secure payment of this loan receivable.  The directors are Mr. Michael Mathews, our Chairman and Chief Executive Officer, and Drs. Michael D’Anton and John Scheibelhoffer.  Additionally, Mr. Spada has claimed that he and HEMG are owed approximately $1,200,000; however, Mr. Spada has not instituted any litigation with respect to this claim.  Aspen believes his claim is baseless and utterly without merit.  In connection with the April Agreement (described below), Mr. Spada and HEMG agreed to not sue Aspen unless filing a counterclaim or cross-claim against Aspen if Aspen first sues them.  See page 62 below.

Previously on September 16, 2011, Aspen, HEMG, and Mr. Spada entered into a series of agreements. In essence, Mr. Spada gave up substantial control he retained including the power to determine when, if ever, Aspen would go public; in exchange he received substantial benefits from Aspen which are described below.

In 2008, HEMG purchased video courses and program rights from Aspen for $1,055,000.  The balance due Aspen on September 16, 2011 was $772,793.  Under one agreement, HEMG pledged 772,793 shares of Series C, which converted to 654,850 shares of the Public Company’s common stock upon the closing of the Reverse Merger to secure payment of this $772,793. Due to the approximate 0.847 conversion ratio of the Series C into common stock, the shares of Series C pledged by HEMG were not enough to fully secure the $772,793.  In order to avoid a portion of this loan from being partially written-off, on March 8, 2012, Mr. Mathews pledged an additional 117,943 shares as collateral for the repayment of the this obligation.  Aspen’s Board never authorized entry into the 2008 agreements.  As a result, Aspen’s Board accelerated the due date from 2013 and declared it immediately due and payable.  In connection with the April Agreement (described on page 62), Aspen agreed to extend the due date to September 30, 2014 and waived any default which had previously arisen.

On September 16, 2011, Aspen and HEMG also entered into a two-year Consulting Agreement under which HEMG agreed to serve as a consultant for a fee paid $140,000 per year for not more than 20 hours per month.  Upon execution of the Consulting Agreement, Aspen prepaid $151,667 in advance.  The Consulting Agreement further provided $22,793 owed by Mr. Spada to Aspen will be repaid $2,000 per month (with $2,793 the last month) by offsetting amounts due under the Consulting Agreement commencing in the 14th month.  The Consulting Agreement was to terminate when Mr. Spada publicly sold any of Aspen’s common stock which cannot be before one year after the Reverse Merger closing (or March 13, 2013). Over the term of the Consulting Agreement, Mr. Spada was eligible to receive option grants in an amount equal to what any officer or director receives.

Due to misrepresentations made by Mr. Spada in connection with the unauthorized borrowings described above, Aspen gave notice of termination of the Consulting Agreement on January 2, 2012.

Additionally, in connection with the HEMG Agreement, Aspen repaid a loan owed to Mr. Steve Karl, a former employee of Aspen, by Mr. Spada of approximately $16,000.  Aspen also agreed to pay Mr. Karl severance of $75,000 (six months base pay). Additionally, Aspen agreed to pay Mr. Karl’s wife and previously the bookkeeper of Aspen $32,500 (six months base pay) and paid a former bookkeeping consultant $6,000.  When Aspen gave notice of termination of the Consulting Agreement to Mr. Spada, it also gave notice to the Karls that it was terminating its severance obligations (approximately $71,000), given the fact that these employees were responsible for keeping Aspen’s books and records during the timeframes of the unauthorized Spada borrowings.  The Karls responded that they do not agree with Aspen terminating their severance payments.  In May 2012, the Karl’s attorney sent the Public Company a formal demand letter. They have not filed suit against Aspen.

The 5,332,965 shares of the Public Company’s common stock which HEMG holds that are not pledged to Aspen are subject to a Lock-Up/Leak-Out Agreement which (i) restricts sales of all common stock until 12 months from the Reverse Merger closing. Commencing on the 12 month anniversary of the closing of the Reverse Merger and until 12 months thereafter, HEMG and Spada, collectively, are, in any given week, allowed to sell, transfer or otherwise dispose of up to 5% of the total trading volume for the Public Company’s common stock for the prior 10 trading days not including any days in the week of sale.  The current directors of the Public Company also signed Lock-Up/Leak-Out Agreements at the same terms as the HEMG Lock-Up/Leak-Out Agreement.

Although Mr. Spada is believed to have devoted his full-time services to Aspen, there is no evidence he ever received any salary. For 2010 and 2011, Aspen paid $655,191 of personal expenses on behalf of Mr. Spada.  Aspen issued to Mr. Spada and HEMG two 1099s in relation to 2011 for $119,800 and $320,935, respectively.  No 1099s were issued to HEMG or Mr. Spada prior to 2011, and the difference was added to the loan receivable.

 On September 16, 2011, Mr. Spada sold 3,769,150 shares of Series C (equivalent to 3,193,906 shares of common stock of the Public Company) for $1,000,000 or approximately $0.265 per share (or the equivalent of $0.313 per share of the Public Company’s common stock).  Mr. Michael Mathews, Aspen’s Chief Executive Officer, was one of the purchasers; other purchasers included Mr. David Garrity, Aspen’s Chief Financial Officer, and Michael D’Anton, MD, Mr. C. James Jensen and John Scheibelhoffer MD who are Aspen directors. On September 21, 2011, Aspen lent $238,210 to Mr. Mathews to allow him to acquire Series C from HEMG.  The loan was for a nine month period with 3% per annum interest and was guaranteed by Mr. Mathews’ wife and secured by a pledge of 40,000 shares of interclick, inc. common stock owned by Mr. Mathews. Mr. Mathews repaid the loan in December 2011. In December 2011, Aspen lent Mr. Brad Powers, Chief Marketing Officer, $150,000 in exchange for a promissory note bearing 3% per annum interest due September 14, 2012.  As collateral, the note was secured by 500,000 shares of Aspen’s common stock.  The loan was repaid in February 2012.

On March 13, 2012, Mr. Mathews made an investment of $300,000 in a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Public Company at the rate of $1.00 per share upon five days written notice to the Public Company.   The Public Company assumed this note and Aspen cancelled its note.

On September 16, 2011, Aspen also exchanged general releases with Mr. Spada/HEMG, and Mr. Spada entered into a modified non-compete agreement where he was permitted to compete with Aspen except in respect to three corporate customers with whom Aspen has an existing commercial relationship. He also agreed to a two-year confidentiality provision and agreed not to solicit employees for nine months after expiration of the Consulting Agreement. Excluded from the non-solicitation were the Karl’s and the bookkeeper referred to above. Finally, Aspen entered into an Indemnification Agreement with HEMG on September 16, 2011 agreeing to indemnify it from liability for its actions to the fullest extent permitted by law. The Indemnification Agreement is similar to the form Aspen provides to its directors and executive officers which is a standard form of corporate indemnification agreement.  Aspen’s Second Amended and Restated Certificate of Incorporation contains a provision which precludes indemnification of expenses from any litigation between Aspen and any officer or director

During 2009, Aspen received a loan of $50,000 from the brother of Patrick Spada, the former Chairman of Aspen.  During 2011 and 2010, the loans were non-interest bearing demand loans.  In 2012, the lender agreed to convert the loan into a long-term convertible note payable.  Additionally, in 2010, Aspen acquired $52,000 of courseware curricula from an entity owned by the brother of the former Chairman of Aspen and later sold $125,000 of course curricula to HEMG.

As of December 31, 2011, Messrs. Michael Mathews and Brad Powers, our Chief Executive Officer and Chief Marketing Officer, entered into amendments to their Employment Agreements waiving the 50% of their salaries that would have otherwise accrued. Further they agreed to reduce their base salaries by 50% until such time as Mr. Mathews or our Board determine that we have sufficient cash flow to pay the previously agreed upon amount.

In May 2011, the following investments in Aspen’s Series A Preferred Stock offering were made directly or indirectly by our officers and/or directors:

●	David Pasi invested $30,000 for 31,500 shares of Series A.

●	Sanford Rich invested $25,000 for 26,250 shares of Series A*.

●	C. James Jensen invested $50,000 for 52,500 shares of Series A.

●	Michael Mathews invested $150,000 for 157,500 shares of Series A.

●	David Garrity invested $25,000 for 26,250 shares of Series A*.
___________
*Messrs. Rich and Garrity were not affiliated with Aspen at the time.

In May 2011, the following investments in Aspen’s Series B Preferred Stock offering were made directly or indirectly by officers and/or directors:

●	Michael Mathews invested $50,000 for 52,631 shares of Series B.

●	John Scheibelhoffer invested $31,500 for 33,157 shares of Series B.

●	Michael D’Anton invested $7,500 for 7,894 shares of Series B.

In September 2011, the following investments in Series C were made directly or indirectly by officers and/or directors:

●	John Scheibelhoffer invested $50,000 for 188,457 shares of Series C.

●	Michael D’Anton invested $50,000 for 188,457 shares of Series C.

●	C. James Jensen invested $53,062 for 200,000 shares of Series C.

●	David E. Pasi invested $50,000 for 188,457 shares of Series C.

●	David Garrity invested $25,053 for 94,430 shares of Series C.

●	Michael Mathews invested $238,209.94 for 897,848 shares of Series C.

●	Gerald Williams invested $25,000 for 94,229 shares of Series C.

The series C shares were sold by HEMG, not Aspen.

On April 10, 2012, HEMG sold 400,000 shares of common stock of Aspen for $200,000 to individuals who were not executive officers or directors of Aspen (the “April Agreement”).   In connection with the April Agreement, Aspen guaranteed that it would purchase 600,000 shares at $0.50 per share within 90 days of the April Agreement and agreed to use its best efforts to purchase an additional 1,400,000 shares of common stock at $0.50 per shares within 180 days from the date of the April Agreement.  If HEMG and Mr. Spada meet their sales obligations under the April Agreement, Aspen agreed to allow HEMG and Mr. Spada to privately sell up to 500,000 shares privately which are subject to the lock-up agreement described above provided that the purchaser agreed to be bound by the terms of the lock-up.  Additionally, under the April Agreement, HEMG and Mr. Spada agreed not to commence any lawsuit, or cooperate in any lawsuit against Aspen, except in an action, claim or lawsuit which is brought against HEMG or Mr. Spada by Aspen in which case HEMG and Mr. Spada may assert any counterclaim or cross-claim against Aspen.  Additionally, Aspen agreed to extend the due date on the $772,793 receivable to September 30, 2014.

See page 52 for disclosure on director independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

We did not have an Audit Committee until March 2012.  Our principal accountant for 2012 was Salberg & Company, P.A., which was retained in March 2012 after the Reverse Merger, and for 2011 was Lake & Associates CPA's, LLC.  The following table shows the fees paid to our principal accountant for the fiscal years ended February 29, 2012 and February 28, 2011.

	2012	2011
Audit Fees (1)	$7,500	$3,500
Audit Related Fees (2)	$0	$1,950
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$7,500	$5,450

(1)	Audit fees – these fees relate to the audit of our annual financial statements and internal control over financial reporting and the review of our interim quarterly financial statements.

(2)	Audit related fees – these fees relate primarily to audit related consulting.

Prior to engaging its accountants to perform a particular service, our board of directors obtained an estimate for the service to be performed. All of the services described above were approved by the board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   Documents filed as part of the report.

(1)
Financial Statements.  See Index to Financial Statements, which appears on page F-1 hereof.  The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2012.

ASPEN GROUP, INC.

By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Garrity	Chief Financial Officer	May 24, 2012
David Garrity	(Principal Financial Officer)

/s/ Michael Mathews	Chairman of the Board of Directors	May 24, 2012
Michael Mathews

/s/ Michael D’Anton	Director	May 24, 2012
Michael D’Anton

/s/ James Jensen	Director	May 24, 2012
James Jensen

/s/ David Pasi	Director	May 24, 2012
David Pasi

/s/ Sanford Rich	Director	May 24, 2012
Sanford Rich

/s/ John Scheibelhoffer	Director	May 24, 2012
John Scheibelhoffer

Director
Paul Schneier

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger*	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	3.1
3.2	Bylaws	8-K	3/19/12	3.2
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	3.3
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	3.4
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certification (906)				Furnished
99.1	List of Schedules relating to the Agreement and Plan of Merger [Exhibit 2.2 to this report]	8-K	5/7/12	99.3

* The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)
the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)	facts may have changed since the date of the agreement; and

(v)	only parties to the agreement and specified third-party beneficiaries have a right to enforce the agreement.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.

Aspen Group, Inc. Index to Financial Statements

Page
Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2
Balance Sheets as of February 29, 2012 and February 28, 2011	F-4
Statements of Operations for the years ended February 29, 2012 and February 28, 2011 and for the period from February 23, 2010 (Inception) to February 29, 2012	F-5
Statements of Changes in Stockholders' Equity (Deficiency) for the years ended February 29, 2012 and February 28, 2011 and for the period from February 23, 2010 (Inception) to February 29, 2012	F-6
Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011 and for the period from February 23, 2010 (Inception) to February 29, 2012	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Aspen Group, Inc.

We have audited the accompanying balance sheet of Aspen Group, Inc. (a development stage company) as of February 29, 2012 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended and for the period from February 23, 2010 (inception) to February 29, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of February 28, 2011 were audited by other auditors whose report dated April 5, 2011 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period February 23, 2010 (inception) through February 28, 2011 include total revenues and net loss of $0 and $13,546, respectively.  Our opinion on the statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the period February 23, 2010 (inception) through February 29, 2012, insofar as it relates to amounts for periods through February 28, 2011, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Group, Inc. as of February 29, 2012 and the results of its operations and its cash flows, for the year then ended and for the period from February 23, 2010 (inception) to February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company reported a net loss and net cash used in operations in 2012 of $28,078 and $31,584 and has incurred net losses since inception aggregating $41,624.  In addition the Company is in the development stage with no revenues.  Although subsequent to year-end, the Company consummated a reverse merger transaction with a private entity, Aspen University Inc. that private entity also has had historical net losses and net cash used in operating activities.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aspen Group, Inc.

We have audited the accompanying balance sheets of Aspen Group, Inc. (F/K/A Elite Nutritional Brands, Inc. and Hidden Ladder, Inc.) (a development stage Company) (the “Company”) as of February 28, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and for the period February 23, 2010 (inception) through February 28, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Group, Inc. (F/K/A Elite Nutritional Brands, Inc. and Hidden Ladder, Inc.) (a development stage Company) as of February 28, 2011, and the results of its operations and its cash flows for the year then ended and for the period February 23, 2010 (inception) through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 1, the Company has been in the development stage since its inception (February 23, 2010) and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC
Schaumburg, Illinois
April 5, 2011

1905 Wright Boulevard	20283 State Road 7, Suite 300
Schaumburg, IL 60193	Boca Raton, Florida 33498

Phone: 847.524.0800	Phone:866.982.9874
Fax: 847.524.1655	Fax: 561.982.7985

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29, 2012	February 28, 2011
Assets

Current assets:
Cash and cash equivalents	$511	$11,604
Total current assets	511	11,604

Total assets	$511	$11,604

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$644	$4,150
Loan payable to stockholder	491	-
Convertible notes payable	20,000	-
Total current liabilities	21,135	4,150

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized,
48,960,000 issued and outstanding	48,960	48,960
Additional paid-in capital	(27,960)	(27,960)
Deficit accumulated during development stage	(41,624)	(13,546)
Total stockholders’ equity (deficiency)	(20,624)	7,454

Total liabilities and stockholders’ equity (deficiency)	$511	$11,604

The accompanying notes are an integral part of these financial statements.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the
			Period From
	For the	For the	February 23, 2010
	Year Ended	Year Ended	(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

Revenues	$-	$-	$-

Expenses:
General and administrative	16,534	2,296	18,930
Professional fees	10,900	7,650	22,050
Total operating expenses	27,434	9,946	40,980

Loss from operations	(27,434)	(9,946)	(40,980)

Other income (expense):
Interest expense	(644)	-	(644)
Total other expense	(644)	-	(644)

Loss before income taxes	(28,078)	(9,946)	(41,624)

Income tax expense	-	-	-

Net loss	$(28,078)	$(9,946)	$(41,624)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	48,960,000	45,267,288	47,089,566

The accompanying notes are an integral part of these financial statements.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 AND
FOR THE PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO FEBRUARY 29, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Common shares issued to founders for cash	-	$-	43,200,000	$43,200	$(34,200)	$-	$9,000
Net loss	-	-	-	-	-	(3,600)	(3,600)
Balance at February 28, 2010	-	-	43,200,000	43,200	(34,200)	(3,600)	5,400
Common shares issued for cash	-	-	5,760,000	5,760	6,240	-	12,000
Net loss	-	-	-	-	-	(9,946)	(9,946)
Balance at February 28, 2011	-	-	48,960,000	48,960	(27,960)	(13,546)	7,454
Net loss	-	-	-	-	-	(28,078)	(28,078)
Balance at February 29, 2012	-	$-	48,960,000	$48,960	$(27,960)	$(41,624)	$(20,624)

The accompanying notes are an integral part of these financial statements.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the
			Period From
	For the	For the	February 23, 2010
	Year Ended	Year Ended	(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012
Cash flows from operating activities:
Net loss	$(28,078)	$(9,946)	$(41,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,506)	550	644
Net cash used in operating activities	(31,584)	(9,396)	(40,980)

Cash flows from financing activities:
Common stock issued for cash	-	12,000	21,000
Proceeds from issuance of convertible notes	20,000	-	20,000
Proceeds from stockholder loan	491	-	491
Net cash provided by financing activities	20,491	12,000	41,491

Net (decrease) increase in cash and cash equivalents	(11,093)	2,604	511

Cash and cash equivalents at beginning of period	11,604	9,000	-

Cash and cash equivalents at end of period	$511	$11,604	$511

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Note 1.Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (the “Company”, or “Aspen”) is a development stage company, founded in Florida on February 23, 2010, under the name Hidden Ladder, Inc.  On June 21, 2011, the Company changed its name to Elite Nutritional Brands, Inc.  On July 27, 2011, David Johnson sold 41,200,000 shares of the Company’s common stock to Don Ptalis, the Company’s new CEO and Director for a purchase price of $5,000, which source was his own funds.  As a result, the percentage of voting securities of the Company beneficially owned directly or indirectly by Mr. Ptalis was 84.12%.  On July 29, 2011, David Johnson resigned as the President, CEO and Sole Director of the Company, and Daniel McKelvy resigned as the Assistant Secretary of the Company in order to pursue other business interests.  Effective July 29, 2011, Don Ptalis was appointed as the Company’s new CEO and Director.

On February 15, 2012, Elite Nutritional Brands, Inc. redomesticated by merging into Aspen Group, Inc., a newly formed Delaware corporation with no assets or liabilities, with Aspen being the surviving corporation.  On March 13, 2012 (the “recapitalization date”), Aspen Group, Inc. acquired Aspen University Inc., an operating company, in a reverse merger transaction accounted for as a recapitalization of Aspen University Inc. (the “Recapitalization” or the “Reverse Merger”) (See Note 7).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through February 29, 2012, the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company had a net loss of $28,078 and negative cash flows from operations of $31,584 for the year ended February 29, 2012 and has incurred losses since inception aggregating $41,624. Although subsequent to year-end, the Company consummated a reverse merger transaction with a private entity, Aspen University Inc. that private entity also has had historical net losses and net cash used in operating activities. (see Note 7). Management's plan includes a current capital raise and actions to increase profitability of current operations. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ from those estimates.  Significant estimates in the accompanying financial statements include the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through February 29, 2012.  There were no balances in excess of FDIC insured levels as of February 29, 2012 and February 28, 2011.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●
Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.  The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are subject to periodic recoverability assessments.  Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions.  Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  Step two, measurement, is only addressed if the position is more likely than not to be sustained.  Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Net Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year.
Common stock equivalents, including a variable amount of shares underlying $20,000 (a minimum of 20,000 common shares as of February 29, 2012) and $0 of convertible notes payable for the years ended February 29, 2012 and February 28, 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.  These common stock equivalents may dilute future earnings per share (See Note 7).

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-13, which amends Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition.  This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price.  ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective March 1, 2011, and such adoption did not have a material effect on the Company's financial statements.

In December 2010, the FASB issued ASU 2010-28, which amends ASC Topic 350, Intangibles-Goodwill and Other.  This update amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in the update are effective for fiscal years beginning on or after December 15, 2010.  The Company adopted ASU 2010-28 effective March 1, 2011, and such adoption did not have a material effect on the Company's financial statements.

In December 2010, the FASB issued ASU 2010-29, which amends ASC Topic 805, Business Combinations, which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though any current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted.  The Company adopted ASU 2010-29 effective March 1, 2011, and such adoption did not have a material effect on the Company's financial statements.

In June 2011, the FASB, issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective March 1, 2012, and such adoption is not expected to have a material effect on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-08, which amends ASC Topic 350, Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company will adopt ASU 2011-08 effective March 1, 2012, and such adoption is not expected to have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, which amends ASC Topic 220, Comprehensive Income, to defer certain aspects of ASU 2011-05.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt this guidance, along with ASU 2011-05, on March 1, 2012, and such adoption is not expected to have a material impact on the Company’s financial statements.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Note 3. Convertible Notes Payable

On September 26, 2011, the Company issued a convertible note with a face value totaling $10,000, bearing interest of 10% per annum, maturing December 26, 2011.  The holder shall have the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the principal amount of this note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The convertible note was past due as of December 26, 2011 and, accordingly, the Company was in default (See Note 7).

On December 12, 2011, the Company issued a convertible note with a face value totaling $10,000, bearing interest of 10% per annum, maturing February 12, 2012.  The holder shall have the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the principal amount of this note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The convertible note was past due as of February 12, 2012 and, accordingly, the Company was in default (See Note 7).

Notes payable consisted of the following at February 29, 2012:

February 29, 2012
Note payable - originating September 26, 2011; no monthly payments required; bearing interest at 10%; in default since maturity at December 26, 2011 [A]	$10,000

Note payable - originating December 12, 2011; no monthly payments required; bearing interest at 10%; in default since maturity at February 12, 2012 [A]	10,000
Total	20,000
Less: Current maturities	(20,000)
Amount due after one year	$-

[A] - in default as of February 29, 2012.

Note 4. Stockholders’ Equity (Deficiency)

Stock Splits

On June 21, 2011, the Company effected a 12 for 1 forward stock split of the Company’s outstanding common shares to all stockholders of record as of the close of business on June 20, 2011.  No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  All fractional shares which would otherwise be required to be issued as a result of the forward stock split were rounded up to the nearest whole share.  All references to the Company’s outstanding shares and per share information for all periods in the accompanying financial statements and footnotes have been retroactively adjusted to give effect to the forward stock split.

On February 15, 2012, as part of the redomestication and merger of Elite Nutritional Brands, Inc. into Aspen Group, Inc., the Company effected a 1 for 2.5 reverse stock split of the Company’s outstanding common shares.  No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued.  All fractional shares which would otherwise be required to be issued as a result of the reverse stock split were rounded up to the nearest whole share.  All references to the Company’s outstanding shares and per share information have been retroactively adjusted to give effect to the reverse stock split.

Authorized Shares

On February 14, 2012, Aspen Group, Inc., the Delaware corporation, amended its certificate of incorporation whereby the capital structure was changed to 130,000,000 shares consisting of:  (i) 120,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Common Shares

On February 27, 2010, the Company issued 43,200,000 common shares to its founders in exchange for cash proceeds of $9,000 to the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On October 20, 2010, the Company issued 5,760,000 common shares in exchange for cash proceeds of $12,000.

Note 6. Income Taxes

The components of income tax expense (benefit) are as follows:

	For the	For the
	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense (benefit)	$-	$-

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	February 29, 2012	February 28, 2011
Deferred tax assets:
Net operating loss	$14,152	$4,606
Total deferred tax assets	14,152	4,606

Valuation allowance:
Beginning of year	(4,606)	(1,224)
(Increase) decrease during year	(9,546)	(3,382)
Ending balance	(14,152)	(4,606)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance in fiscal 2012 and 2011 due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future and its recent change in business and change in control, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets.  The net change in the valuation allowance during the years ended February 29, 2012 and February 28, 2011 was an increase of $9,546 and $3,382, respectively.

ASPEN GROUP, INC.
(F/K/A ELITE NUTRITIONAL BRANDS, INC. AND HIDDEN LADDER, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

At February 29, 2012, the Company had $41,624 of net operating loss carryforwards which will expire from 2029 to 2031.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of February 29, 2012, tax years 2010 through 2012 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the	For the
	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Statutory U.S. federal income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 7. Subsequent Events

On March 13, 2012 (the “recapitalization date”), Aspen Group, Inc. acquired Aspen University Inc., an operating company, in a reverse merger transaction accounted for as a recapitalization of Aspen University Inc. (the “Recapitalization” or the “Reverse Merger”).  The common and preferred stockholders of Aspen University Inc. received 25,515,204 common shares of Aspen Group, Inc. in exchange for 100% of the capital stock of Aspen University Inc.  For accounting purposes, Aspen University Inc. is the acquirer and Aspen Group, Inc. is the acquired company.  Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Aspen University Inc. and the operations since the recapitalization date are those of Aspen University Inc. and Aspen Group, Inc.  The assets and liabilities of both companies are combined at historical cost on the recapitalization date.

On April 26, 2012 and April 30, 2012, convertible notes payable aggregating $20,000 were converted into 20,000 common shares of the Company (See Note 3).