Form 10-Q/A
period 2012-03-31
ASPEN GROUP, INC.
filed 2012-08-20
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “report”) amends and restates in its entirety the Aspen Group, Inc. (“Aspen”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 15, 2012 (the “Initial 10-Q”).  This report was necessary to reflect a restatement relating to the write-off of a loan receivable of approximately $2.2 million owed by a corporation which is believed to still be controlled by Aspen’s former Chairman.  This report was also necessary to reflect the failure to record an accrued expense of $163,545.  Except as otherwise stated herein, no other information contained in the Initial 10-Q has been updated by this report, and no disclosures have been updated to reflect events that occurred at a later date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspen Group, Inc. and Subsidiaries Index to Condensed Consolidated Financial Statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$246,525	$766,602
Restricted cash	105,865	-
Accounts receivable, net of allowance of $61,500 and $47,595, respectively	1,162,380	847,234
Accounts receivable, secured - related party	772,793	772,793
Note receivable from officer, secured - related party	-	150,000
Prepaid expenses and other current assets	125,850	103,478
Total current assets	2,413,413	2,640,107

Property and equipment, net	113,534	129,944
Intangible assets, net	1,295,768	1,236,996
Other assets	6,559	6,559

Total assets	$3,829,274	$4,013,606

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,725,961	$1,094,029
Accrued expenses	445,880	167,528
Deferred revenue	1,037,111	835,694
Convertible notes payable, current portion (includes $300,000 to related parties)	470,000	-
Notes payable, current portion	-	6,383
Loan payable to stockholder	491	-
Deferred rent, current portion	4,782	4,291
Total current liabilities	3,684,225	2,107,925

Line of credit	227,446	233,215
Loans payable (includes $50,000 to related parties)	-	200,000
Convertible notes payable (includes $50,000 to related parties)	200,000	-
Notes payable	-	8,768
Deferred rent	19,710	21,274
Total liabilities	4,131,381	2,571,182

Commitments and contingencies - See Note 7

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated,
none and 850,395 shares issued and outstanding, respectively	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none and 1,176,750 shares issued and outstanding, respectively
(liquidation value of $1,176,750)	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none and 1,700,000 shares issued and outstanding, respectively
(liquidation value of $1,700,000)	-	1,550,817
Total temporary equity	-	3,469,985

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none and 11,307,450 shares issued and outstanding, respectively
(liquidation value of $11,307)	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated,
none and 368,411 shares issued and outstanding, respectively	-	368
Common stock, $0.001 par value; 120,000,000 shares authorized,
35,275,204 and 11,837,930 issued and outstanding, respectively	35,275	11,838
Additional paid-in capital	6,778,754	3,275,296
Accumulated deficit	(7,116,136)	(5,326,370)
Total stockholders’ deficiency	(302,107)	(2,027,561)

Total liabilities and stockholders’ deficiency	$3,829,274	$4,013,606

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	(As Restated)	(As Restated)

Revenues	$1,357,819	$1,007,872

Costs and expenses:
Instructional costs and services	904,697	531,259
Marketing and promotional	437,305	79,594
General and adminstrative	1,719,326	368,497
Depreciation and amortization	89,749	52,445
Total costs and expenses	3,151,077	1,031,795

Operating loss	(1,793,258)	(23,923)

Other income (expense):
Interest income	644	4
Interest expense	(3,031)	(3,347)
Gain on disposal of property and equipment	5,879	-
Loss due to unauthorized borrowing	-	(14,876)
Total other income (expense)	3,492	(18,219)

Loss before income taxes	(1,789,766)	(42,142)

Income tax expense (benefit)	-	-

Net loss	(1,789,766)	(42,142)

Cumulative preferred stock dividends	(37,379)	(3,565)

Net loss allocable to common stockholders	$(1,827,145)	$(45,707)

Loss per share:
Basic and diluted	$(0.11)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	16,473,874	21,000,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2011	368,411	$368	11,307,450	$11,307	11,837,930	$11,838	$3,275,296	$(5,326,370)	$(2,027,561)
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	3,469,985
Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	(20,869)
Stock-based compensation	-	-	-	-	-	-	66,104	-	66,104
Net loss (As Restated)	-	-	-	-	-	-	-	(1,789,766)	(1,789,766)
Balance at March 31, 2012 (As Restated)	-	$-	-	$-	35,275,204	$35,275	$6,778,754	$(7,116,136)	$(302,107)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(1,789,766)	$(42,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	32,955	36,832
Gain on disposal of property and equipment	(5,879)	-
Depreciation and amortization	89,749	52,446
Issuance of convertible notes in exchange for services rendered	-	21,000
Stock-based compensation	66,104	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(348,101)	(15,749)
Accounts receivable, secured - related party	-	8,876
Prepaid expenses and other current assets	(22,372)	2,255
Accounts payable	631,932	(1,796)
Accrued expenses	277,637	(69,656)
Deferred rent	(1,073)	(581)
Deferred revenue	201,417	45,455
Net cash (used in) provided by operating activities	(867,397)	36,940

Cash flows from investing activities:
Cash acquired as part of merger	337	-
Purchases of property and equipment	-	(59,168)
Purchases of intangible assets	(141,383)	(51,750)
Increase in restricted cash	(105,865)	-
Proceeds received from officer loan repayments	150,000	-
Net cash (used in) investing activities	(96,911)	(110,918)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(5,769)	(2,513)
Principal payments on notes payable	-	(1,422)
Proceeds received from issuance of convertible notes	450,000	126,000
Repayments of convertible notes	-	(10,000)
Net cash provided by financing activities	444,231	112,065

Net (decrease) increase in cash and cash equivalents	(520,077)	38,087

Cash and cash equivalents at beginning of period	766,602	294,838

Cash and cash equivalents at end of period	$246,525	$332,925

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,431	$10,252
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$3,469,985	$-
Conversion of loans payable to convertible notes	$200,000	$-
Liabilities assumed in recapitalization	$21,206	$-
Settlement of notes payable by disposal of property and equipment	$15,151	$-

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

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 8-K/A for the year ended December 31, 2011, as filed with the SEC on August 20, 2012.  The December 31, 2011 balance sheet is derived from those statements.

Going Concern

The Company had a net loss allocable to common stockholders of $1,827,145 and negative cash flows from operations of $867,397 for the three months ended March 31, 2012.  The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities.  The Company has presently engaged a placement agent, Laidlaw & Company (UK) Ltd., to assist with raising up to $7,200,000 in additional debt and equity capital subsequent to the close of the merger with Aspen Group, Inc.  Since the beginning of 2012, the Company has raised $1,059,000 in gross funding from the sale of a convertible note of $300,000 to the Company’s CEO and $759,000 ($150,000 in March 2012 and $609,000 in April 2012) from the sale of Units under the Laidlaw arrangement (See Notes 6 and 12).

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

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•
Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs.  This expense category includes compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense related to accounts receivable, technology license costs and costs associated with other support groups that provide services directly to the students.

General and Administrative

General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions.  General and administrative expenses also include consulting fees, financial aid processing costs, professional services fees, travel and entertainment expenses and facility costs.

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

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified as compared to how they were originally reported.  In particular, consulting expenses have been reclassified from marketing and promotional costs to general and administrative costs.  Call center expenses and Title IV student processing expenses have been reclassified from instructional costs and services to general and administrative costs.  The following table shows the reclassifications to the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31, 2012
		Reclassifications
				Title IV
				Student		Correction
	As Previously	Consulting	Call Center	Processing	As	of an Error	As
	Reported	Expense	Expenses	Expenses	Reclassified	(See Note 13)	Restated

Costs and expenses:
Instructional costs and services	$808,902		$(60,850)	$(6,900)	$741,152	$163,545	$904,697
Marketing and promotional	482,565	$(45,260)			437,305		437,305
General and adminstrative	1,606,316	45,260	60,850	6,900	1,719,326		1,719,326
Depreciation and amortization	89,749				89,749		89,749
Total costs and expenses	$2,987,532				$2,987,532		$3,151,077

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

	For the Three Months Ended March 31, 2011
		Reclassifications
				Title IV
				Student
	As Previously	Consulting	Call Center	Processing	As
	Reported	Expense	Expenses	Expenses	Reclassified

Costs and expenses:
Instructional costs and services	$552,867		$(13,838)	$(7,770)	$531,259
Marketing and promotional	113,594	$(34,000)			79,594
General and adminstrative	312,889	34,000	13,838	7,770	368,497
Depreciation and amortization	52,445				52,445
Total costs and expenses	$1,031,795				$1,031,795

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

Note 3. Secured Note and Accounts Receivable – Related Parties

Note Receivable, Secured – Related Party

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

Accounts Receivable, Secured – Related Party

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

As of March 31, 2012, there was $563,968 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

A summary of the Company’s stock option activity for non-employees during the three months ended March 31, 2012 is presented below:

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

Note 13. Restatement

Subsequent to the issuance of the Company’s March 31, 2012 and 2011 condensed consolidated financial statements, management became aware that certain instructional costs and services should have been accrued during the three months ended March 31, 2012.  The resulting effect of the restatement in 2012 is an increase in current liabilities of $163,545, an increase in the net loss of $163,545, and an increase in the net loss per share by $0.01.  Certain applicable portions of Notes 1 and 2 have also been revised accordingly.  Additionally, these March 31, 2012 condensed consolidated financial statements have been restated to record the effects of a restatement of the December 31, 2011 and 2010 consolidated financial statements; the effects being a reduction of receivable from stockholder, secured – related party with a corresponding increase in the opening accumulated deficit of $2,209,960. On August 16, 2012 as a direct result of removing the receivable from the balance sheet and restating the March 31, 2012 and the December 31, 2011 and 2010 consolidated financial statements the Company rescinded the pledge agreements guaranteeing the receivable and returned the pledged shares to the three directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Form 8-K (“Super 8-K”) filed with the Securities and Exchange Commission ("SEC").

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

Results of Operations

Quarter Ended March 31, 2012 Compared with March 31, 2011

Revenue

Revenue for the quarter ended March 31, 2012 rose to $1,357,819 from $1,007,872 for the quarter ended March 31, 2011, an increase of 34.7%. The increase is primarily attributable to the increase in Aspen student enrollments as tuition revenues from degree seeking students rose to $728,494 from $515,797, an increase of 41.2%.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the quarter ended March 31, 2012 rose to $904,697 from $531,259, an increase of 70.3%. The increase is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. As student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its degree-seeking student enrollments, the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the quarter ended March 31, 2012 fell to $453,123 from $476,613, a decrease of 4.9%. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the quarter ended March 31, 2012 rose to $437,305 from $79,594, an increase of 449.4%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in 3Q11. The rate of marketing spend is expected to continue to increase over the course of 2012 as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the quarter ended March 31, 2012 rose to $1,719,326 from $368,497, an increase of 366.6%. The increase is primarily attributable to higher levels of professional fees related to Aspen becoming a public company in March 2012. Professional fees for the quarter rose to $518,579 from $27,530, an increase of 1,783.7%. Within professional fees, legal fees for the quarter rose to $340,614 from $24,000, an increase of 1,319.2%, and accounting fees for the quarter rose to $177,965 from $3,530, an increase of 4,942%. The activities supported by the increased level of professional fees were reverse merger regulatory filings with the Department of Education (the “DoE”) and Aspen’s accrediting body, the Distance Education and Training Council (the “DETC”); the filing of the Super 8-K with the SEC; and post-reverse merger regulatory filings with the DoE and the DETC. Aspen expects professional fees to decline over the balance of 2012.

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

Other Income (Expense)

Other income for the quarter ended March 31, 2012 rose to income of $3,492 from an expense of ($18,219), an increase of $21,711. The increase is primarily attributable to a gain on the sale of the company vehicle operated by former Aspen Chairman Patrick Spada, lower net interest costs, and the reduced levels of borrowings by former Aspen Chairman Patrick Spada.

Income Taxes

For the quarter ended March 31, 2012 there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($1,789,766) as compared with the prior year quarter’s loss of ($42,142).

Net Loss

For the quarter ended March 31, 2012, Aspen’s operations produced a net loss of ($1,789,766) as compared with the prior year first quarter’s net loss of ($42,142). The increase in the net loss is attributable to the higher levels of marketing and promotional costs, instructional costs and services along with the extraordinary increase in professional fees related to Aspen becoming a public company in March 2012. Specifically, of the professional fees of $518,579, management considers $419,195 to be one-time and non-recurring in nature, as they were directly related to the reverse merger and the change of control.

Capital Resources and Liquidity

Net cash used in operating activities during the three months ended March 31, 2012 totaled ($867,397) and resulted from a net loss of ($1,789,766) offset by non-cash items of $182,929 and a net change in operating assets and liabilities of $739,440.

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

We have limited working capital and our current cash position is not sufficient to satisfy our short-term working capital needs. Additionally, we do not anticipate cash from operations will support our working capital needs until approximately July 2013. This assumption is predicated on our raising at least $3,000,000 from the financings described below and successful implementation of our marketing program. As of the date of this report, we had $556,371 in available cash. As discussed above, we anticipate our marketing will increase.

To meet our working capital needs, we plan to raise additional working capital. In March 2012, we commenced an offering to sell $2,000,000 of convertible notes due September 30, 2012, together with approximately 500,000 five-year warrants. As of the date of this report, we have raised $2,006,000 which included $300,000 lent by the Company's Chief Executive Officer in March 2012 (of which we received $1,739,527 in net proceeds). We have entered into an Agreement with Laidlaw & Company (UK) Ltd. which agreed to use its best efforts to raise up to $6,000,000 (with an option to sell up to an additional $1,200,000). Pursuant to the Laidlaw Agreement, we have been seeking to raise this sum from institutional investors. Pending completion of this institutional offering, we are negotiating an Agreement with another broker-dealer as of August 20, 2012 to raise up to $4,000,000 of securities on a non-exclusive basis from retail investors. We expect that the broker-dealer will seek to sell, as our agent, $4,000,000 of convertible notes on similar terms and conditions as the initial retail sales through Laidlaw. If we do not raise a substantial portion of this new offering, we will not be able to expand as planned and not be able to increase our marketing budget. Additionally, if we are not able to raise $3,000,000, we may not have enough capital to remain operational through the next 12 months.

On August 14, 2012, the Company’s Chief Executive Officer loaned the Company $300,000 in exchange for a convertible demand note bearing interest at 5% per annum. The note is convertible at the lesser of: (i) $0.60 per share or (ii) the same conversion price of the convertible notes issued in the Company’s current private placement.

We expect to spend $1,500,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities, academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development and the amount of capital raised, it is entirely possible Aspen’s capital expenditures may not reach $1,500,000.

Related Party Transactions

At March 31, 2012, we included as an asset an account receivable of $772,793 from our principal shareholder.  Although the receivable is secured by a stock pledge, there is a risk that we may not collect all or any of this receivable.

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

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors that could cause actual results to differ from those in the forward-looking statements include competition, failure to maintain the relationship with our business development partner, and failure to generate sufficient revenue or raise enough money to meet our working capital needs. Further information on our risk factors is contained in our filings with the SEC, including our Form 8-K filed on August 20, 2012.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer  concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Upon our determination to restate the March 31, 2012 condensed consilidated financial statements, we reevaluated our disclosure controls and procedures and, upon doing so, our original conclusion that our disclosure controls and procedures are effective as of the end of the period covered by this report remains unchanged.

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

Aspen Group, Inc.

August 20, 2012	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

August 20, 2012	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger*	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.2	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.3	Stock Pledge Agreement - Directors	8-K	3/19/12	10.11
10.4	Form of Convertible Note – Mathews				Filed^
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

^ Previously filed.

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