Form 10-Q
period 2012-06-30
ASPEN GROUP, INC.
filed 2012-08-20
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

Class	Outstanding as of August 20, 2012
Common Stock, $0.001 par value per share	35,295,204 shares

Aspen Group, Inc. and Subsidiaries Index to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$265,570	$766,602
Restricted cash	105,932	-
Accounts receivable, net of allowance of $84,541 and $47,595, respectively	1,094,448	847,234
Accounts receivable, secured - related party	-	772,793
Note receivable from officer, secured - related party	-	150,000
Prepaid expenses and other current assets	116,561	103,478
Total current assets	1,582,511	2,640,107

Property and equipment, net	112,201	129,944
Intangible assets, net	1,372,524	1,236,996
Debt issuance costs, net	180,908	-
Accounts receivable, secured - related party, net of allowance of $309,117 and $0, respectively	463,676	-
Other assets	6,559	6,559

Total assets	$3,718,379	$4,013,606

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,457,889	$1,094,029
Accrued expenses	703,406	167,528
Deferred revenue	932,366	835,694
Convertible notes payable, current portion (includes $300,000 to related parties)	2,055,825	-
Notes payable, current portion	22,000	6,383
Loan payable to stockholder	491	-
Deferred rent, current portion	5,274	4,291
Total current liabilities	5,177,251	2,107,925

Line of credit	222,703	233,215
Loans payable (includes $50,000 to related parties)	-	200,000
Convertible notes payable (includes $50,000 to related parties)	200,000	-
Notes payable	-	8,768
Deferred rent	18,146	21,274
Total liabilities	5,618,100	2,571,182

Commitments and contingencies - See Note 7

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated,
none and 850,395 shares issued and outstanding, respectively	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none and 1,176,750 shares issued and outstanding, respectively
(liquidation value of $1,176,750)	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none and 1,700,000 shares issued and outstanding, respectively
(liquidation value of $1,700,000)	-	1,550,817
Total temporary equity	-	3,469,985

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none and 11,307,450 shares issued and outstanding, respectively
(liquidation value of $11,307)	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated,
none and 368,411 shares issued and outstanding, respectively	-	368
Common stock, $0.001 par value; 120,000,000 shares authorized,
35,295,204 and 11,837,930 issued and outstanding, respectively	35,295	11,838
Additional paid-in capital	6,845,754	3,275,296
Accumulated deficit	(8,780,770)	(5,326,370)
Total stockholders’ deficiency	(1,899,721)	(2,027,561)

Total liabilities and stockholders’ deficiency	$3,718,379	$4,013,606

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$1,407,282	$950,592	$2,765,101	$1,958,464
Costs and expenses:
Instructional costs and services	924,189	465,415	1,828,886	996,674
Marketing and promotional	446,652	60,796	883,957	140,390
General and adminstrative	1,168,168	675,626	2,887,494	1,044,123
Receivable collateral valuation reserve	309,117	-	309,117	-
Depreciation and amortization	96,188	53,959	185,937	106,404
Total costs and expenses	2,944,314	1,255,796	6,095,391	2,287,591

Operating loss	(1,537,032)	(305,204)	(3,330,290)	(329,127)

Other income (expense):
Interest income	85	4	729	8
Interest expense	(127,687)	(3,479)	(130,718)	(6,826)
Gain on disposal of property and equipment	-	-	5,879	-
Loss due to unauthorized borrowing	-	-	-	(14,876)
Total other income (expense)	(127,602)	(3,475)	(124,110)	(21,694)

Loss before income taxes	(1,664,634)	(308,679)	(3,454,400)	(350,821)

Income tax expense (benefit)	-	-	-	-

Net loss	(1,664,634)	(308,679)	(3,454,400)	(350,821)

Cumulative preferred stock dividends	-	(11,969)	(37,379)	(15,534)

Net loss allocable to common stockholders	$(1,664,634)	$(320,648)	$(3,491,779)	$(366,355)

Loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.13)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	35,289,204	16,860,212	25,881,462	18,941,542

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Series C		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2011	368,411	$368	11,307,450	$11,307	11,837,930	$11,838	$3,275,296	$(5,326,370)	$(2,027,561)
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	3,469,985
Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	(20,869)
Conversion of convertible notes into common shares	-	-	-	-	20,000	20	19,980	-	20,000
Stock-based compensation	-	-	-	-	-	-	113,124	-	113,124
Net loss	-	-	-	-	-	-	-	(3,454,400)	(3,454,400)
Balance at June 30, 2012	-	$-	-	$-	35,295,204	$35,295	$6,845,754	$(8,780,770)	$(1,899,721)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(3,454,400)	$(350,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	84,476	10,060
Receivable collateral valuation reserve	309,117	-
Amortization of debt issuance costs	85,565	-
Gain on disposal of property and equipment	(5,879)	-
Depreciation and amortization	185,937	106,404
Issuance of convertible notes in exchange for services rendered	38,175	22,000
Stock-based compensation	113,124	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(331,690)	(83,309)
Accounts receivable, secured - related party	-	7,376
Prepaid expenses and other current assets	(13,083)	(29,489)
Accounts payable	375,510	258,189
Accrued expenses	535,163	(70,161)
Deferred rent	(2,145)	(1,162)
Deferred revenue	96,672	4,969
Net cash (used in) operating activities	(1,983,458)	(125,944)

Cash flows from investing activities:
Cash acquired as part of merger	337	3,200
Purchases of property and equipment	(6,005)	(115,046)
Purchases of intangible assets	(306,989)	(427,603)
Increase in restricted cash	(105,932)	-
Proceeds received from officer loan repayments	150,000	-
Net cash (used in) investing activities	(268,589)	(539,449)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(10,512)	(4,293)
Principal payments on notes payable	-	(2,874)
Proceeds from note payable	22,000	-
Proceeds received from issuance of convertible notes and warrants	2,006,000	328,000
Disbursements for debt issuance costs	(266,473)	-
Proceeds from issuance of Series A and D preferred stock	-	1,169,419
Repayments of convertible notes payable	-	(10,000)
Disbursements to purchase treasury shares	-	(740,000)
Net cash provided by financing activities	1,751,015	740,252

Net (decrease) increase in cash and cash equivalents	(501,032)	74,859

Cash and cash equivalents at beginning of period	766,602	294,838

Cash and cash equivalents at end of period	$265,570	$369,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$89,942	$13,058
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$3,469,985	$-
Conversion of loans payable to convertible notes payable	$200,000	$-
Liabilities assumed in recapitalization	$21,206	$-
Conversion of convertible notes payable into common shares	$20,000	$-
Settlement of notes payable by disposal of property and equipment	$15,151	$-
Issuance of convertible notes payable to pay accounts payable	$11,650	$-
Conversion of convertible notes payable into Preferred Series B shares	$-	$350,000
Recognition of accrual to rescing common shares	$-	$165,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 1. Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management.  On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc.  On May 13, 2011, the Company formed in Colorado a subsidiary, Aspen University Marketing, LLC, which is currently inactive.  On March 13, 2012, the Company was recapitalized in a reverse merger (See Note 9).  All references to the Company or Aspen before March 13, 2012 are to Aspen University Inc.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 88% of our degree-seeking students (as of June 30, 2012) were enrolled in graduate degree programs (Master or Doctorate degree program).  Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2012 and 2011, our cash flows for the six months ended June 30, 2012 and 2011 and our financial position as of June 30, 2012 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 8-K/A for the year ended December 31, 2011, as filed with the SEC on August 20, 2012.  The December 31, 2011 balance sheet is derived from those statements.

Going Concern

The Company had a net loss allocable to common stockholders of $3,491,779 and negative cash flows from operations of $1,983,458 for the six months ended June 30, 2012.  The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities.  The Company has presently engaged a placement agent, Laidlaw & Company (UK) Ltd., to assist with raising up to $7,200,000 in additional debt and equity capital subsequent to the close of the merger with Aspen Group, Inc.  Since the beginning of 2012, the Company has raised $2,306,000 in gross funding including $1,706,000 from the sale of convertible notes and warrants under the Laidlaw arrangement (see Note 6) and $600,000 from the sale of convertible notes to the Company's CEO (See Notes 6 and 12).

The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the reverse merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  On March 27, 2012, the Company opened a 12-month money market account, maturing March 28, 2013, with its banking institution in the amount of $105,865 and pledged that to the letter of credit.  The Company shall consider $105,932 (includes accrued interest of $67) as restricted cash until such letter of credit expires.  As of June 30, 2012, the account bears interest of 0.25%.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Net Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 1,925,000 and 0 stock options, 882,500 and 400,000 stock warrants, and a variable amount of shares underlying $2,255,825 (a minimum of 2,255,825 common shares as of June 30, 2012) and $15,000 of convertible notes payable for the six months ended June 30, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

Note 3. Secured Note and Accounts Receivable – Related Parties

Note Receivable, Secured – Related Party

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the six months ended June 30, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 11).

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual shall purchase and HEMG shall sell to the individual 400,000 common shares of the Company at $0.50 per share by April 10, 2012; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfill their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agrees to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company shall waive any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  A group of predominantly existing shareholders implemented the purchase of 400,000 common shares at $0.50 per share per section (a) above on or before the April 10, 2012 deadline. Subsequent to June 30, 2012, third party investors placed $168,000 in escrow to purchase 336,000 shares per section (b) above (See Note 7).  Based on the Company plans to raise additional capital from the sale of its common stock, and the estimated price per share from such offering, the value of the aforementioned collateral shall decrease.  Accordingly, as of June 30, 2012, the Company has recognized an allowance of $309,117 for this account receivable.  As of June 30, 2012 and December 31, 2011, the balance of the account receivable, net of allowance, was $463,676 and $772,793 and is shown as accounts receivable, secured – related party, net (See Note 11).

Note 4. Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Course curricula	$2,092,638	$2,072,238
Call center	1,214,044	927,455
	3,306,682	2,999,693
Accumulated amortization	(1,934,158)	(1,762,697)
Intangible assets, net	$1,372,524	$1,236,996

The following is a schedule of estimated future amortization expense of intangible assets as of June 30, 2012:

Year Ending December 31,
2012	$378,257
2013	339,902
2014	300,484
2015	262,242
2016	91,639
Total	$1,372,524

Amortization expense for the six months ended June 30, 2012 and 2011 was $171,461 and $98,456, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

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

Note 6. Convertible Notes Payable

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum.  Each note holder had the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly are presented at their fixed monetary amount of $20,000.  The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default.  In April 2012, the convertible notes payable of $20,000 were converted into 20,000 common shares of the Company and, accordingly, the default was cured (See Note 9).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of June 30, 2012 (See Notes 5 and 11).

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

On February 29, 2012, (the "Effective Date") (and as amended on March 30, 2012) the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis with certain "carve-out" provisions for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities.  The Phase One financing was an offering of up to 40 Units of $50,000 each and was to be completed by March 31, 2012, but was extended to May 31, 2012 (extended to June 30, 2012 per the March 30, 2012 amendment).  Each Unit consists of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's common shares at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's common shares equal to 25% of the number of shares issuable upon conversion of the Convertible Notes.  Mandatory conversion will occur on the initial closing of the Phase Two financing.  The Convertible Notes mature on June 30, 2012 (extended to September 30, 2012 per the March 30, 2012 amendment), carry provisions for price protection and require the Company to file a registration statement for the resale of the underlying common stock nine months after closing of the Phase Two offering.  For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units.  Separately, Laidlaw required an activation fee of $25,000, of which $15,000 was paid upon execution of the agreement and the remaining $10,000 was paid as of May 18, 2012.  As of June 30, 2012, the Company, without the assistance of any broker dealer, raised $150,000 from the sale of 3.0 Units (including convertible notes payable and an estimated 37,500 warrants) from the Phase One financing and, raised another $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including convertible notes payable and an estimated 389,000 warrants) through Laidlaw.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

On May 1, 2012, the Company issued a convertible promissory note payable to a consultant in the amount of $49,825 in exchange for past services rendered, of which $38,175 pertains to the six months ended June 30, 2012.  The note bears interest at 0.19% per annum, matures September 30, 2012, and is convertible into the Company’s common shares at the lower (a) $1.00 or (b) the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares.

Convertible notes payable consisted of the following at June 30, 2012:

June 30, 2012

Notes payable - originating March 15, 2012 through March 23, 2012; no monthly payments required; bearing interest at 10%; maturing at September 30, 2012 [A]	150,000

Notes payable - originating April 27, 2012 through June 15, 2012; no monthly payments required; bearing interest at 10%; maturing at September 30, 2012	1,556,000

Note payable - originating May 1, 2012; no monthly payments required; bearing interest at 0.19%; maturing at September 30, 2012	49,825

Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19%; maturing at March 31, 2013	300,000

Note payable - originating February 25, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 25, 2014	100,000

Note payable - originating February 27, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 27, 2014	50,000

Note payable - related party originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000

Total	2,255,825

Less: Current maturities (includes $300,000 to related parties)	(2,055,825)

Amount due after one year (includes $50,000 to related parties)	$200,000

[A] - maturity date extended from June 30, 2012 to September 30, 2012.

Future maturities of the convertible notes payable are as follows:

Year Ending December 31,
2012	$1,755,825
2013	300,000
2014	200,000
$2,255,825

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 7. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000.  The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at June 30, 2012).  The line of credit requires minimum monthly payments consisting of interest only.  The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company.  The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date.  The balance due on the line of credit as of June 30, 2012 was $222,703.  Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities.  The unused amount under the line of credit available to the Company at June 30, 2012 was $27,297.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

As a result of certain events in 2012, the Company has been requested by DOE to provide a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011, by March 28, 2012.  On March 27, 2012, the Company provided the DOE with the requested letter of credit expiring March 28, 2013.  On June 18, 2012, the DOE, having reviewed Aspen’s same-day balance sheet filing and application for approval of the change in ownership and control, notified Aspen of the DOE’s requirement that Aspen increase its letter of credit by August 31, 2012 from 10% to 25% of Aspen’s Title IV receipts in 2011.  Aspen has timely informed the DOE that it will provide the additional letter of credit in the amount of $158,800 by August 31, 2012.  The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue.

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

Delaware Approval to Confer Degrees

Aspen is a Delaware corporation.  Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees.  Aspen did not obtain such approval prior to the period ended June 30, 2012.  On July 3, 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015.  Aspen is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Guarantee to Purchase Common Shares

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada (See Note 3).  As part of the agreement, the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement.  As of July 3, 2012, the guarantee resulted in a liability of the Company to purchase these shares.  Subsequent to June 30, 2012, third party investors placed $168,000 in escrow to purchase 336,000 common shares, leaving the Company with a remaining liability to purchase 264,000 common shares for $132,000.

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
JUNE 30, 2012
(Unaudited)

Common Stock

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 common shares of Aspen Group, Inc. (See Note 8).

Pursuant to the recapitalization discussed below, the Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.

In April 2012, the Company issued 20,000 common shares upon the conversion of $20,000 of convertible notes payable (See Note 6).

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

A summary of the Company’s warrant activity during the six months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	456,000	$1.00
Granted	426,500	$1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, June 30, 2012	882,500	$1.00	4.4	$-

Exercisable, June 30, 2012	882,500	$1.00	4.4	$-

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
JUNE 30, 2012
(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors.  As of June 30, 2012, 575,000 shares were remaining under the Plan for future issuance.

During the six months ended June 30, 2012, the Company granted 1,895,000 stock options to employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of stock options granted to employees during the six months ended June 30, 2012 was $625,350, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $55,374 for the six months ended June 30, 2012, in connection with employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the six months ended June 30, 2012 and 2011:

	For the Six	For the Six
	Months Ended	Months Ended
Assumptions	June 30, 2012	June 30, 2011
Expected life (years)	3.5	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.56% - 0.60%	N/A
Dividend yield	0.00%	N/A
Expected forfeiture rate	2.0%	N/A

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the three months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2011	-	-
Granted	1,895,000	$1.00
Exercised	-
Forfeited	(145,000)	$1.00
Expired	-
Balance Outstanding, June 30, 2012	1,750,000	$1.00	4.7	$-

Expected to vest, June 30, 2012	1,714,500	$1.00	4.7	$-

Exercisable, June 30, 2012	-	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted to employees during the six months ended June 30, 2012 was $0.33.

As of June 30, 2012, there was $511,095 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Option Grants to Non-Employees

During the six months ended June 30, 2012, the Company granted 175,000 stock options to non-employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of stock options granted to non-employees during the six months ended June 30, 2012 was $57,750, all of which was recognized immediately as these stock options were issued for prior services rendered.  The Company recorded compensation expense of $57,750 for the six months ended June 30, 2012, in connection with non-employee stock options.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the six months ended June 30, 2012 and 2011:

	For the Six	For the Six
	Months Ended	Months Ended
Assumptions	June 30, 2012	June 30, 2011
Expected life (years)	3.5	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.60%	N/A
Dividend yield	0.00%	N/A

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

A summary of the Company’s stock option activity for non-employees during the six months ended June 30, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2011	-	-
Granted	175,000	$1.00
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, June 30, 2012	175,000	$1.00	4.7	$-

Expected to vest, June 30, 2012	175,000	$1.00	4.7	$-

Exercisable, June 30, 2012	-	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted to non-employees during the three months ended June 30, 2012 was $0.33.

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Costs and Expenses

For the three and six months ended June 30, 2012 and 2011, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Customer 1	33.3%	43.9%	39.7%	45.5%
Customer 2	16.3%	-	17.9%	-
Totals	49.6%	43.9%	57.6%	45.5%

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

At June 30, 2012 and December 31, 2011, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2012	December 31, 2011
Customer 1	58.4%	53.4%
Customer 2	17.0%	17.3%
Totals	75.4%	70.7%

For the three and six months ended June 30, 2012 and 2011, the Company had significant vendors representing 10% or greater of cost and expense as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Vendor 1	12.1%	27.1%	14.3%	31.8%

Totals	12.1%	27.1%	14.3%	31.8%

Note 11. Related Party Transactions

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the three months ended June 30, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 3).

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual shall purchase and HEMG shall sell to the individual 400,000 common shares of the Company at $0.50 per share by April 10, 2012; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfill their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agrees to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company shall waive any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  A group of predominantly existing shareholders implemented the purchase of 400,000 common shares at $0.50 per share per section (a) above on or before the April 10, 2012 deadline. Subsequent to June 30, 2012, third party investors placed $168,000 in escrow to purchase 336,000 shares per section (b) above (See Note 7).  Based on the Company plans to raise additional capital from the sale of its common stock, and the estimated price per share from such offering, the value of the aforementioned collateral shall decrease.  Accordingly, as of June 30, 2012, the Company has recognized an allowance of $309,117 for this account receivable.  As of June 30, 2012 and December 31, 2011, the balance of the account receivable, net of allowance, was $463,676 and $772,793 and is shown as accounts receivable, secured – related party, net (See Note 3).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of June 30, 2012 (See Notes 5 and 6).

On March 13, 2012, the Company’s CEO made an investment of $300,000 in a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date (See Note 6).

Note 12. Subsequent Events

On August 14, 2012, the Company’s CEO loaned the Company $300,000 in exchange for a convertible demand note bearing interest at 5% per annum.  The note is convertible at the lesser of:  (i) $0.60 per share or (ii) the same conversion price of the convertible notes issued in the Company’s current private placement. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.

On August 16, 2012, as a direct result of removing the receivable from stockholder of approximately $2.2 million from the balance sheet and restating the March 31, 2012 and the December 31, 2011 and 2010 consolidated financial statements, the Company rescinded the pledge agreements guaranteeing the receivable and returned the pledged shares to the three directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Form 8-K/A (the "Super 8-K") filed on August 20, 2012 with the Securities and Exchange Commission ("SEC").

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

Enrollment Trends

Aspen’s total student body increased 6.2% during the second quarter of 2012, to 2,242 from 2,112 students at March 31, 2012. Aspen’s degree-seeking student body increased 5.2% in second quarter 2012, to 1,736 students from 1,650 at March 31, 2012.

Highlights of the enrollment growth include the Master of Nursing program, up 14% in the second quarter. The Master of Nursing program now represents 9% of the full-time, degree-seeking student body of Aspen. Aspen enrolled 201 new degree-seeking students in the second quarter of 2012, and conferred degrees to 71 graduating students.

Note that at June 30, 2012, 903 degree-seeking students are enrolled under the legacy tuition pre-payment program that ended on July 15, 2011, versus 963 at March 31, 2012, a decrease of 6.2%. However, as these students currently represent 52% of degree-seeking students, the effect of the minimal revenue and gross profit contribution of the legacy tuition pre-payment program continues to restrain the overall financial performance discussed subsequently.

Results of Operations

Quarter Ended June 30, 2012 Compared with June 30, 2011

Revenue

Revenue for the quarter ended June 30, 2012 rose to $1,407,282 from $950,592 in the prior year quarter, for a year-over-year increase of 48%, The increase is primarily attributable to the increase in Aspen degree-seeking enrollments and the elimination of the legacy tuition pre-payment program on July 15, 2011 (which provided less revenues per student), as tuition revenues from degree seeking students rose to $938,607 from $533,542 for the quarter ended June 30, 2011, an increase of 76% year-over-year.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the quarter ended June 30, 2012 rose to $924,189 from $465,415, an increase of 99%. A component of instructional costs and services, bad debt expense for the quarter ended June 30, 2012 rose to $51,521 from ($26,772), an increase of 192% reflecting the write-down of a long-dated receivable. Excluding the bad debt increase, instructional costs and services rose to $872,668 from $492,187, an increase of 77%. Notwithstanding the variability in bad debt expense, the increase in instructional costs and services is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. Prospectively, as student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its degree-seeking student enrollments, the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the quarter ended June 30, 2012 and 2011 were level at $483,093 versus $485,177, respectively. Adjusted for bad debt expenses, gross profit for the quarter ended June 30, 2012 rose to $534,614 from $458,405, a 17% increase. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the quarter ended June 30, 2012 rose to $446,652 from $60,796, an increase of 635%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in the third quarter of 2011. The rate of marketing spend is expected to continue to increase over the course of 2012 as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the quarter ended June 30, 2012 rose to $1,168,168 from $675,626, an increase of 73%. The most significant factor is the higher employment level as the Company increased staffing to support its growth objectives. To that end, payroll costs for the quarter rose to $630,803 from the prior year period’s $206,621, an increase of 205%. Separately, professional fees for the quarter decreased to $154,821 from $161,908, a decrease of 4%. Within professional fees, accounting fees for the quarter rose to $174,963 from $20,864, a 739% increase, and legal fees for the quarter decreased to ($20,142)from $141,044. Activities supported by the increased level of professional fees were post-reverse merger regulatory filings with the Department of Education (the “DoE”), the filing of the Form 10-Q with the SEC, along with the Company’s current capital raising activities. Relative to the professional fees incurred a total of $91,138 is non-recurring. Aspen expects professional fees to decline over the balance of 2012. Excluding payroll and professional fees, general and 2012 administrative costs for the quarter ended June 30, 2012 rose to $382,544 from $307,097, an increase of 25%.

Separately, general and administrative costs in the 2012 quarter reflected non-cash stock-based compensation expense of $47,020 as Aspen’s board of directors approved an option program on March 13, 2012. Based on grants made to date, non-cash stock-based compensation expense will average $47,536 per quarter over the balance of 2012.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.60/share based on a pending financing by the Company, a non-cash valuation reserve expense of $309,117 has been recorded for the quarter ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization costs for the quarter ended June 30, 2012 rose to $96,188 from $53,959, an increase of 78%. The increase is primarily attributable to interest expense relating to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2012 declined to an expense of ($127,602) from an expense of ($3,475), a decrease of $124,127. The decrease is primarily attributable to interest expense related to the issuance of $1,585,825 in convertible notes payable during the period along with the amortization of debt issue costs.

Income Taxes

For the quarter ended June 30, 2012 there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($1,664,634) as compared with the prior year quarter’s pre-tax loss of ($308,679).

Net Loss

For the quarter ended June 30, 2012, Aspen’s operations produced a net loss of ($1,664,634) as compared with the prior year second quarter’s net loss of ($308,679). The increase in the net loss is primarily attributable to the higher levels of marketing and promotional costs, instructional costs and services, and general and administrative costs.

Six Months Ended June 30, 2012 Compared with June 30, 2011

Revenue

Revenue for the six months ended June 30, 2012 rose to $2,765,101 from $1,958,464 in the prior year period, an increase of 41%, The increase is primarily attributable to the increase in Aspen degree-seeking enrollments and the elimination of the legacy tuition pre-payment program on July 15, 2011(which provided less revenues per student), as tuition revenues from degree seeking students rose to $1,667,101 from $1,049,339 for the six months ended June 30, 2011, an increase of 59%.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the six months ended June 30, 2012 rose to $1,828,886 from $996,674, an increase of 84%. A component of instructional costs and services, bad debt expense for the six months ended June 30, 2012 rose to $84,476 from $10,060, an increase of 740% which reflected the write-down of long-dated receivables. Excluding the bad debt increase, instructional costs and services rose to $1,744,410 from $986,614, an increase of 77%. The increase is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its degree-seeking student enrollments, the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the six months ended June 30, 2012 and 2011 were $936,215 versus $961,790 respectively, a decline of 3%. Adjusted for bad debt expense, gross profits for the six months ended June 30, 2012 rose to $1,020,691 from $971,850, a 5% increase. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the six months ended June 30, 2012 rose to $883,957 from $140,390, an increase of 530%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in the third quarter of 2011. The rate of marketing spend is expected to continue to increase over the course of 2012 as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the six months ended June 30, 2012 rose to $2,887,494 from $1,044,123, an increase of 177%. The most significant factor is the higher employment level as the Company increased staffing to support its growth objectives. To that end, payroll costs for the six months rose to $1,559,425 from the prior year period’s $411,211, an increase of 279%. Separately, professional fees for the period rose to $673,400 from $189,438, an increase of 255%. Within professional fees, accounting fees for the period rose to $352,928 from $22,919, a 1,440% increase, and legal fees for the six months rose to $320,472 from $165,044, a 94% increase. Activities supported by the increased level of professional fees were reverse merger regulatory filings with the DoE and the DETC, post-reverse merger regulatory filings with the DoE, the filing of the Super 8-K and Form 10-Q with the SEC, along with the Company’s current capital raising activities. Relative to the 2012 professional fees incurred a total of $566,275 is non-recurring (accounting, $281,954; legal $284,321). Aspen expects professional fees to decline over the balance of 2012. Excluding payroll and professional fees, general and administrative costs for the period ended June 30, 2012 rose to $654,669 from $443,474, an increase of 48%.

Separately, general and administrative costs in the 2012 period reflected non-cash stock-based compensation expense of $113,124 as Aspen’s board of directors approved an option program on March 13, 2012. Based on grants made to date, non-cash stock-based compensation expense will average $47,536 per quarter over the balance of 2012.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.60/share based on a pending financing by the Company, a non-cash valuation reserve expense of $309,117 has been recorded for the six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization costs for the six months ended June 30, 2012 rose to $185,937 from $106,404, an increase of 75%. The increase is primarily attributable to interest expense relating to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income (expense)  for the six months ended June 30, 2012 declined to an expense of ($124,110) from an expense of ($21,694), a decrease of $102,416. The decrease is primarily attributable to interest expense related to the issuance of $2,006,000 in convertible notes payable during the period along with amortization of debt issue costs.

Income Taxes

For the six months ended June 30, 2012 there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($3,454,400) as compared with the prior year period’s pre-tax loss of ($350,821).

Net Loss

For the six months ended June 30, 2012, Aspen’s operations produced a net loss of ($3,454,400) as compared with the prior year period loss of ($350,821). The increase in the net loss is attributable to the higher levels of marketing and promotional costs, instructional costs and services, payroll expenses along with the increase in professional fees discussed above.

Capital Resources and Liquidity

Net cash used in operating activities during the six months ended June 30, 2012 totaled ($1,983,458) which resulted from a net loss of ($3,454,400) offset by non-cash items of $810,515 and a net change in operating assets and liabilities of $660,427.

Net cash used in investing activities during the six months ended June 30, 2012 totaled ($268,589) which resulted primarily from capitalized technology expenditures of ($306,989) and an increase in restricted cash of ($105,932), offset by officer loan repayments received of $150,000.

Net cash provided by financing activities during the six months ended June 30, 2012 totaled $1,751,015 which resulted primarily from proceeds from the issuance of convertible notes payable of $2,006,000 offset by issuance costs of ($266,473).

We have limited working capital and our current cash position is not sufficient to satisfy our short-term working capital needs. Additionally, we do not anticipate cash from operations will support our working capital needs until approximately July 2013. This assumption is predicated on our raising at least $3,000,000 from the financings described below and successful implementation of our marketing program. As of the date of this report, we had $556,371 in available cash. As discussed above, we anticipate our marketing costs will increase.

To meet our working capital needs, we plan to raise additional working capital. In March 2012, we entered into an Agreement with Laidlaw & Company (UK) Ltd. which agreed to use its best efforts to raise up to $6,000,000 (with an option to sell up to an additional $1,200,000).  In March 2012, under phase 1 of the Laidlaw agreement, we commenced an offering to retail investors to sell $2,000,000 of convertible notes due September 30, 2012, together with approximately 500,000 five-year warrants. As of the date of this report, we have raised $2,006,000 (of which we received $1,739,527 in net proceeds) in this offering. Pursuant to the Laidlaw Agreement, we have been seeking to raise the remainder under phase 2 of the Laidlaw agreement from institutional investors.

Pending completion of the Laidlaw offering, we are negotiating an Agreement with another broker-dealer as of August 20, 2012 to raise up to $4,000,000 of securities on a non-exclusive basis from retail investors. We expect that the broker-dealer will seek to sell, as our agent, $4,000,000 of convertible notes on similar terms and conditions as the initial retail sales through Laidlaw. If we do not raise a substantial portion of this new offering, we will not be able to expand as planned and not be able to increase our marketing budget. Additionally, if we are not able to raise $3,000,000 in financings, we may not have enough capital to remain operational in 12 months.

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

Related Party Transactions

At June 30, 2012, we included as an asset an account receivable of $463,676 net of an allowance of $309,117 from our principal shareholder.  Although it is secured by stock pledges, there is a risk that we may not collect all or any of this sum.

In March 2012, we issued a $300,000 convertible promissory note (the "Note") to Mr. Michael Mathews, our Chief Executive Officer in exchange for a cash loan.  The Note is due March 31, 2013, bearing interest at 0.19% per annum and is convertible at $1.00 per share. On August 14, 2012, the Company’s CEO lent the Company $300,000, and the Company issued him a $300,000 convertible demand note at 5% per year.  The note is convertible at the lesser of (i) $0.60 per share or (ii) the same price of the convertible notes issued in the Company’s current private placement.

See Note 11 to our condensed consolidated financial statements included in this report for additional description of related party transactions that had a material affect on our condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Super 8-K/A. During the three months ended June 30, 2012, there have been no significant changes to our critical accounting policies and estimates.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including gross profit growth, increase in marketing spend, capital expenditures, and liquidity.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors that could cause actual results to differ from those in the forward-looking statements include competition, failure to maintain the relationship with our business development partner, failure to generate sufficient revenue, the condition of the capital markets or raise enough money to meet our working capital needs. Further information on our risk factors is contained in our filings with the SEC, including the Super 8-K.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.  See Note 7 to the financial statements contained in this report for information on specific matters.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act.”

Name or Class of Investor	Date Sold	No. of Securities	Consideration/Use of Proceeds
Consultant (1)	05/01/12	$49,825 convertible note due September 30, 2012 (2)	Services rendered

(1)  The securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act.

(2)  The note is convertible at the lesser of: (i) $1.00 and (ii) the offering price per share of common stock or common stock equivalent in the next private placement offering (“Next Financing”).  The note automatically converts on the earlier of: (i) September 30, 2012 and (ii) the closing of the Next Financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On August 14, 2012, Michael Mathews, the Company’s Chief Executive Officer, lent the Company $300,000, and the Company issued him a $300,000 convertible demand note at 5% per year.  The note is convertible at the lesser of (i)$0.60 per share or (ii) the same price of the convertible notes issued in the Company’s current private placement.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

August 20, 2012	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

August 20, 2012	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger*	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.2	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.3	Stock Pledge Agreement - Directors	8-K	3/19/12	10.11
10.4	Form of Convertible Note – Mathews	10-Q	5/15/12	10.3
10.5	Form of Convertible Note – Private Placement				Filed
10.6	Form of Warrant – Private Placement				Filed
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the three and six months ended June 30, 2012 and 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.