Form 10-Q
period 2012-09-30
ASPEN GROUP, INC.
filed 2012-11-21
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Registrants telephone number: (303) 333-4224

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

Class	Outstanding as of November 20, 2012
Common Stock, $0.001 par value per share	53,200,863 shares

Explanatory Note: Relying on the Securities and Exchange Commission’s Order (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), Aspen Group, Inc. (the “Company”) is filing this Form 10-Q for the three and nine months ended September 30, 2012 (the “Report”) after the filing deadline.  The Company’s accounting and financial reporting office is located in New York.  As a result of Hurricane Sandy, the Company’s management team had a limited ability to communicate with each other and its auditors for an extended period of time which hindered the Company’s ability to file the Report on a timely basis.

Index

i

Aspen Group, Inc. and Subsidiaries Index to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,477,356	$766,602
Accounts receivable, net of allowance of $99,580 and $47,595, respectively	726,063	847,234
Accounts receivable, secured - related party	-	772,793
Note receivable from officer, secured - related party	-	150,000
Prepaid expenses	80,682	103,478
Other current assets	20,927	-
Total current assets	3,305,028	2,640,107

Restricted cash	264,832	-
Property and equipment, net	104,762	129,944
Intangible assets, net	1,388,531	1,236,996
Accounts receivable, secured - related party, net of allowance of $502,315 and $0, respectively	270,478	-
Other assets	6,559	6,559

Total assets	$5,340,190	$4,013,606

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$1,435,595	$1,094,029
Accrued expenses	973,500	167,528
Deferred revenue	1,107,274	835,694
Convertible notes payable, current portion - related party	600,000	-
Notes payable, current portion	22,000	6,383
Loan payable to stockholder	491	-
Deferred rent, current portion	5,766	4,291
Total current liabilities	4,144,626	2,107,925

Line of credit	215,754	233,215
Loans payable (includes $50,000 to related parties)	-	200,000
Convertible notes payable (includes $50,000 to related parties)	200,000	-
Notes payable	-	8,768
Deferred rent	16,582	21,274
Total liabilities	4,576,962	2,571,182

Commitments and contingencies - See Note 7

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated,
none and 850,395 shares issued and outstanding, respectively	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none and 1,176,750 shares issued and outstanding, respectively
(liquidation value of $1,176,750)	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none and 1,700,000 shares issued and outstanding, respectively
(liquidation value of $1,700,000)	-	1,550,817
Total temporary equity	-	3,469,985

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none and 11,307,450 shares issued and outstanding, respectively
(liquidation value of $11,307)	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated,
none and 368,411 shares issued and outstanding, respectively	-	368
Common stock, $0.001 par value; 120,000,000 shares authorized,
53,164,863 and 11,837,930 issued and outstanding, respectively	53,165	11,838
Additional paid-in capital	11,212,809	3,275,296
Accumulated deficit	(10,502,746)	(5,326,370)
Total stockholders’ equity (deficiency)	763,228	(2,027,561)

Total liabilities and stockholders’ equity (deficiency)	$5,340,190	$4,013,606

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Septmber 30, 2012	Septmber 30, 2011	Septmber 30, 2012	Septmber 30, 2011

Revenues	$1,253,190	$1,134,315	$4,018,291	$3,092,779

Costs and expenses:
Instructional costs and services	759,805	512,053	2,504,215	1,498,667
Marketing and promotional	299,401	132,569	1,176,814	272,959
General and adminstrative	1,389,940	1,274,238	4,368,454	2,328,421
Receivable collateral valuation reserve	193,198	-	502,315	-
Depreciation and amortization	103,738	71,442	289,675	177,846
Total costs and expenses	2,746,082	1,990,302	8,841,473	4,277,893

Operating loss	(1,492,892)	(855,987)	(4,823,182)	(1,185,114)

Other income (expense):
Interest income	153	347	882	355
Interest expense	(229,237)	(4,550)	(359,955)	(11,376)
Gain on disposal of property and equipment	-	-	5,879	-
Loss due to unauthorized borrowing	-	-	-	(14,876)
Total other income (expense)	(229,084)	(4,203)	(353,194)	(25,897)

Loss before income taxes	(1,721,976)	(860,190)	(5,176,376)	(1,211,011)

Income tax expense (benefit)	-	-	-	-

Net loss	(1,721,976)	(860,190)	(5,176,376)	(1,211,011)

Cumulative preferred stock dividends	-	(24,685)	(37,379)	(40,219)

Net loss allocable to common stockholders	$(1,721,976)	$(884,875)	$(5,213,755)	$(1,251,230)

Net loss per share allocable to common stockholders:
Basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	35,687,944	11,871,950	29,172,716	16,559,115

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

									Total
	Preferred Stock						Additional		Stockholders'
	Series B		Series C		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2011	368,411	$368	11,307,450	$11,307	11,837,930	$11,838	$3,275,296	$(5,326,370)	$(2,027,561)

Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	3,469,985

Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	(20,869)

Conversion of convertible notes into common shares	-	-	-	-	5,293,152	5,293	1,770,532	-	1,775,825

Issuance of common shares and warrants for cash	-	-	-	-	7,877,144	7,877	2,487,022	-	2,494,899

Issuance of common shares and warrants due to price protection	-	-	-	-	4,516,917	4,517	(4,517)	-	-

Issuance of common shares and warrants to settle accrued interest	-	-	-	-	202,446	203	70,451	-	70,654

Stock-based compensation	-	-	-	-	-	-	176,671	-	176,671

Net loss	-	-	-	-	-	-	-	(5,176,376)	(5,176,376)

Balance at September 30, 2012	-	$-	-	$-	53,164,863	$53,165	$11,212,809	$(10,502,746)	$763,228

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Septmber 30, 2012	Septmber 30, 2011
Cash flows from operating activities:
Net loss	$(5,176,376)	$(1,211,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	197,952	16,963
Receivable collateral valuation reserve	502,315	-
Amortization of debt issuance costs	266,473	-
Gain on disposal of property and equipment	(5,879)	-
Depreciation and amortization	289,675	177,845
Loss on settlement of accrued interest	3,339	-
Issuance of convertible notes in exchange for services rendered	38,175	22,000
Stock-based compensation	176,671	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(76,781)	314,588
Accounts receivable, secured - related party	-	7,376
Prepaid expenses	22,796	(171,116)
Other current assets	(20,927)	(274)
Accounts payable	353,216	570,388
Accrued expenses	872,572	(246,083)
Deferred rent	(3,217)	(1,743)
Deferred revenue	271,580	131,012
Net cash used in operating activities	(2,288,416)	(390,055)

Cash flows from investing activities:
Cash acquired as part of merger	337	3,200
Purchases of property and equipment	(6,005)	(133,431)
Purchases of intangible assets	(419,295)	(789,262)
Increase in restricted cash	(264,832)	-
Advances to officer for note receivable	-	(238,210)
Proceeds received from officer loan repayments	150,000	-
Net cash used in investing activities	(539,795)	(1,157,703)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(17,461)	(4,529)
Proceeds from issuance of common shares and warrants, net	2,494,899	-
Principal payments on notes payable	-	(4,357)
Proceeds received from issuance of convertible notes and warrants	1,706,000	255,000
Proceeds from related party for convertible notes	600,000	73,000
Disbursements for debt issuance costs	(266,473)	-
Proceeds from issuance of Series A, D and E preferred stock	-	3,469,985
Repayments of convertible notes payable	-	(25,000)
Proceeds from note payable	22,000	-
Disbursements to purchase treasury shares	-	(740,000)
Net cash provided by financing activities	4,538,965	3,024,099

Net increase in cash and cash equivalents	1,710,754	1,476,341

Cash and cash equivalents at beginning of period	766,602	294,838

Cash and cash equivalents at end of period	$2,477,356	$1,771,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,170	$18,329
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$3,469,985	$-
Conversion of convertible notes payable into common shares	$1,775,825	$-
Conversion of loans payable to convertible notes payable	$200,000	$-
Issuance of common shares and warrants to settle accrued interest	$70,654	$-
Liabilities assumed in recapitalization	$21,206	$-
Settlement of notes payable by disposal of property and equipment	$15,151	$-
Issuance of convertible notes payable to pay accounts payable	$11,650	$-
Conversion of convertible notes payable into Preferred Series B shares	$-	$350,000
Recognition of accrual to rescing common shares	$-	$165,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1.  Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management.  On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc.  On May 13, 2011, the Company formed in Colorado a subsidiary, Aspen University Marketing, LLC, which is currently inactive.  On March 13, 2012, the Company was recapitalized in a reverse merger (See Note 9).  All references to the Company or Aspen before March 13, 2012 are to Aspen University, Inc.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our degree-seeking students (as of September 30, 2012) were enrolled in graduate degree programs (Master or Doctorate degree program).  Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended September 30, 2012 and 2011, our cash flows for the nine months ended September 30, 2012 and 2011 and our financial position as of September 30, 2012 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 8-K/A for the year ended December 31, 2011, as filed with the SEC on September 21, 2012.  The December 31, 2011 balance sheet is derived from those statements.

Going Concern

The Company had a net loss allocable to common stockholders of $5,213,755 and negative cash flows from operations of $2,288,416 for the nine months ended September 30, 2012.  The Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of equity securities.  Since the beginning of 2012, the Company has raised $5,063,000 in gross funding including: (i) $1,706,000 from the sale of convertible notes and warrants under the Laidlaw arrangement (See Note 6), (ii) $600,000 from the sale of convertible notes to the Company’s CEO (See Notes 6 and 11), and (iii) $2,757,000 from Units (consisting of common shares and warrants) (See Note 9).  In addition, the Company is seeking to raise up to $2,030,000 from the sale of additional Units as part of the same Unit offering described above.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the reverse merger, and Aspen must apply to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution that is seeking approval of a change in ownership, like Aspen, under certain circumstances while the DOE reviews the institution’s application.  On March 15, 2012 the DOE asked Aspen to provide to the DOE by March 28, 2012 a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011.  On March 27, 2012, the Company opened a 12-month money market account, maturing March 28, 2013, with its banking institution in the amount of $105,865 and pledged that to the letter of credit.  On June 18, 2012, the DOE, having reviewed Aspen’s same-day balance sheet filing and application for approval of the change in ownership and control, notified Aspen of the DOE’s requirement that Aspen increase its letter of credit by August 31, 2012 from 10% to 25% of Aspen’s Title IV receipts in 2011.  Accordingly, on August 27, 2012, the Company deposited an additional $158,500 into the money market acct.  On August 31, 2012, the Company pledged the additional $158,500 to the letter of credit and extended the due date to December 31, 2013.  The Company shall consider $264,832 (includes accrued interest of $467) as restricted cash (shown as a long-term asset as of September 30, 2012) until such letter of credit expires.  As of September 30, 2012, the account bears interest of 0.25%.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Net Loss Per Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents, including 4,764,371 and 0 stock options, 6,643,264 and 456,000 stock warrants, and a variable amount of shares (a minimum of 1,357,143 and 0 common shares as of September 30, 2012 and 2011) underlying $800,000 and $0 of convertible notes payable for the nine months ended September 30, 2012 and 2011, respectively, are not considered in diluted loss per share because the effect would be anti-dilutive.

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

Note 3. Secured Note and Accounts Receivable – Related Parties

Note Receivable, Secured – Related Party

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the nine months ended September 30, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 11).

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

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual shall purchase and HEMG shall sell to the individual 400,000 common shares of the Company at $0.50 per share by April 10, 2012; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfill their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agrees to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company shall waive any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  A group of predominantly existing shareholders implemented the purchase of 400,000 common shares at $0.50 per share per section (a) above on or before the April 10, 2012 deadline.  As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 per section (b) above (See Note 7).  Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased.  Accordingly, as of September 30, 2012, the Company has recognized an allowance of $502,315 for this account receivable.  As of September 30, 2012 and December 31, 2011, the balance of the account receivable, net of allowance, was $270,478 and $772,793 and is shown as accounts receivable, secured – related party, net (See Note 11).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 4.  Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	Septmber 30, 2012	December 31, 2011
Course curricula	$2,097,038	$2,072,238
Call center	1,321,950	927,455
	3,418,988	2,999,693
Accumulated amortization	(2,030,457)	(1,762,697)
Intangible assets, net	$1,388,531	$1,236,996

The following is a schedule of estimated future amortization expense of intangible assets as of September 30, 2012:

Year Ending December 31,
2012	$393,478
2013	352,005
2014	313,418
2015	258,574
2016	71,056
Total	$1,388,531

Amortization expense for the nine months ended September 30, 2012 and 2011 was $267,760 and $161,599, respectively.

Note 5. Loans Payable

During 2009, the Company received advances aggregating $200,000 from three individuals.  Of the total funds received, $50,000 was received from the brother of the Company’s former Chairman.  From the date the funds were received through the date the loans were converted into convertible promissory notes payable, the loans were non-interest bearing demand loans and, therefore, no interest expense was recognized or due.  As of December 31, 2011, the entire balance of the loans payable is included in long-term liabilities as the Company, in February 2012, has converted the loans into long-term convertible notes payable (See Notes 6 and 11).

Note 6. Convertible Notes Payable

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum.  Each note holder had the right, at its option and simultaneously with the first closing thereof, to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly were presented at their fixed monetary amount of $20,000.  The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default.  In April 2012, the convertible notes payable of $20,000 were converted into 20,000 common shares of the Company and, accordingly, the default was cured (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of September 30, 2012 (See Notes 5 and 11).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013 (See Note 11).

On February 29, 2012 (the "Effective Date"),  the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis with certain "carve-out" provisions for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities.  The Phase One financing was an offering of up to 40 Units of $50,000 each and was to be completed by March 31, 2012, but was extended to June 30, 2012.  Each Unit consisted of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's common shares at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's common shares equal to 25% of the number of shares issuable upon conversion of the Convertible Notes.  Mandatory conversion was to occur on the initial closing of the Phase Two financing, which occurred September 28, 2012.  The Convertible Notes (as extended) had a maturity date of September 30, 2012, carried provisions for price protection and contained registration rights.  For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units.  Separately, Laidlaw required an activation fee of $25,000.   As of June 30, 2012, the Company, without the assistance of any broker-dealer, raised $150,000 from the sale of 3.0 Units (including Convertible Notes payable and an estimated 37,500 warrants) from the Phase One financing and, raised another $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including Convertible Notes payable and an estimated 389,000 warrants) through Laidlaw.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares.  As a result of proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), all of the $1,706,000 (face value) of Convertible Notes were automatically converted into 5,130,795 common shares at the contractual rate of $0.3325 per share.  In addition, 202,334 common shares and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes.  Accordingly, a loss of $3,339 was recognized in general and administrative expenses upon settlement (See Note 9).

On May 1, 2012, the Company issued a convertible note payable to a consultant in the amount of $49,825 in exchange for past services rendered, of which $38,175 pertains to the nine months ended September 30, 2012.  The note bore interest at 0.19% per annum, had a maturity date of September 30, 2012, and was convertible into the Company’s common shares at the lower (a) $1.00 or (b) the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of the private placement closing on September 28, 2012, the $49,825 (face value) convertible note was automatically converted into 142,357 common shares at the contractual rate of $0.35 per share.  In addition, 112 common shares were issued to settle $39 of accrued interest on the aforementioned convertible note.  No gain or loss was recognized upon settlement (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum.  The note is convertible into common shares of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit).  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013 (See Note 11).

Convertible notes payable consisted of the following at September 30, 2012:

Septmber 30, 2012
Note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5%; due on demand [A]	$300,000

Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19%; maturing at March 31, 2013 [A]	300,000

Note payable - originating February 25, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 25, 2014	100,000

Note payable - originating February 27, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 27, 2014	50,000

Note payable - related party originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000
Total	800,000
Less: Current maturities (includes $600,000 to related parties)	(600,000)
Amount due after one year (includes $50,000 to related parties)	$200,000

[A] - effective September 4, 2012, note amended to provide a maturity date of August 31, 2013.

Future maturities of the convertible notes payable are as follows:

Year Ending December 31,
2013	$600,000
2014	200,000
$800,000

Note 7. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000.  The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at September 30, 2012).  The line of credit requires minimum monthly payments consisting of interest only.  The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company.  The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date.  The balance due on the line of credit as of September 30, 2012 was $215,754.  Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities.  The unused amount under the line of credit available to the Company at September 30, 2012 was $34,246.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

As a result of certain events in 2012, the Company has been requested by DOE to provide a letter of credit in the amount of $105,865, which is 10% of Aspen’s Title IV receipts in 2011, by March 28, 2012.  On March 27, 2012, the Company provided the DOE with the requested letter of credit expiring March 28, 2013.  On June 18, 2012, the DOE, having reviewed Aspen’s same-day balance sheet filing and application for approval of the change in ownership and control, notified Aspen of the DOE’s requirement that Aspen increase its letter of credit by August 31, 2012 from 10% to 25% of Aspen’s Title IV receipts in 2011.  Accordingly, on August 31, 2012, the Company provided the DOE with the increased letter for which the due date was extended to December 31, 2013.  The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Guarantee to Purchase Common Shares

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada (See Note 3).  As part of the agreement, the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement.  As of July 3, 2012, the guarantee resulted in a liability of the Company to purchase these shares.  As of September 30, 2012, third party investors purchased 336,000 common shares for $168,000, leaving the Company with a remaining liability to purchase 264,000 common shares for $132,000.  On October 1, 2012, the Company purchased the 264,000 common shares for $132,000 and the shares became treasury shares.

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

Note 9. Stockholders’ Equity (Deficiency)

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

On September 28, 2012, the Company raised $2,494,899 (net of offering costs of $262,101) from the sale of 78.77 Units (including 7,877,144 common shares and 3,938,570 five-year warrants exercisable at $0.50 per share) through Laidlaw.  Of the amount raised $212,000 or 605,716 common shares were from directors of the Company.  Also, on September 28, 2012, as a result of this financing, all of the $1,706,000 (face value) of Convertible Notes from the Phase One financing automatically converted into 5,130,795 common shares at the contractual rate of $0.3325 per share.  In addition, 202,334 common shares and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes.  Accordingly, a loss of $3,339 was recognized upon settlement (See Note 6).

On September 28, 2012, as a result of the aforementioned financing, a $49,825 (face value) convertible note was automatically converted into 142,357 common shares at the contractual rate of $0.35 per share.  In addition, 112 common shares were issued to settle $39 of accrued interest on the aforementioned convertible note.  No gain or loss was recognized upon settlement (See Note 6).

On September 28, 2012, as a result of the initial closing of the Phase Two financing, 4,516,917 common shares were issued to the former owners of Series D and Series E shares under the price protection provision.  This resulted in an increase in common stock of $4,517 with a corresponding decrease in additional paid-in capital.  550,000 of the former Series D shares and all 1,700,000 of the former Series E shares continue to have price protection through March 13, 2015.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

A summary of the Company’s warrant activity during the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2011	456,000	$0.33
Issued	6,187,264	$0.44
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, September 30, 2012	6,643,264	$0.43	4.7	$47,332

Exercisable, September 30, 2012	6,643,264	$0.43	4.7	$47,332

Of the Company’s outstanding warrants, 2,654,103 contain price protection.  The Company evaluated whether the price protection provision of the warrant would cause derivative treatment.  In its assessment, the Company determined that since its shares are not readily convertible to cash due to no active public market existing, the warrants are excluded from derivative treatment.  Certain of the company’s outstanding warrants also have a cashless exercise provision.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors.  As of September 30, 2012, 835,629 shares were remaining under the Plan for future issuance.

During the nine months ended September 30, 2012, the Company granted 4,779,371 stock options to employees, all of which were under the Plan, having an exercise price ranging from $0.35 to $1.00 per share.  While most of the options vest pro rata over three to four years on each anniversary date, 166,665 vested immediately; all options expire five years from the grant date.  The total fair value of stock options granted to employees during the nine months ended September 30, 2012 was $961,808, which is being recognized over the respective vesting periods.  The Company recorded compensation expense of $118,921 for the nine months ended September 30, 2012, in connection with employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the nine months ended September 30, 2012 and 2011:

	For the Nine	For the Nine
	Months Ended	Months Ended
Assumptions	Septmber 30, 2012	Septmber 30, 2011
Expected life (years)	2.5 - 3.8	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.31% - 0.60%	N/A
Dividend yield	0.00%	N/A
Expected forfeiture rate	1.4%	N/A

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2011	-
Granted	4,779,371	$0.61
Exercised	-
Forfeited	(190,000)	$1.00
Expired	-
Balance Outstanding, September 30, 2012	4,589,371	$0.59	4.8	$-

Expected to vest, September 30, 2012	4,531,194	$0.59	4.8	$-

Exercisable, September 30, 2012	166,665	$0.35	5.0	$-

The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2012 was $0.20.

As of September 30, 2012, there was $768,582 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Option Grants to Non-Employees

During the nine months ended September 30, 2012, the Company granted 175,000 stock options to non-employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of stock options granted to non-employees during the nine months ended September 30, 2012 was $57,750, all of which was recognized immediately as these stock options were issued for prior services rendered.  The Company recorded compensation expense of $57,750 for the nine months ended September 30, 2012, in connection with non-employee stock options.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the nine months ended September 30, 2012 and 2011:

	For the Nine	For the Nine
	Months Ended	Months Ended
Assumptions	Septmber 30, 2012	Septmber 30, 2011
Expected life (years)	3.5	N/A
Expected volatility	44.2%	N/A
Weighted-average volatility	44.2%	N/A
Risk-free interest rate	0.60%	N/A
Dividend yield	0.00%	N/A

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

A summary of the Company’s stock option activity for non-employees during the nine months ended September 30, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2011	-
Granted	175,000	$1.00
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, September 30, 2012	175,000	$1.00	4.5	$-

Expected to vest, September 30, 2012	175,000	$1.00	4.5	$-

Exercisable, September 30, 2012	-	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted to non-employees during the nine months ended September 30, 2012 was $0.33.

Note 10. Concentrations

Concentration of Revenues, Accounts Receivable and Costs and Expenses

For the three and nine months ended September 30, 2012 and 2011, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Septmber 30, 2012	Septmber 30, 2011	Septmber 30, 2012	Septmber 30, 2011
Customer 1	27.5%	38.3%	35.9%	42.9%
Customer 2	-	11.4%	13.1%	-
Totals	27.5%	49.7%	49.0%	42.9%

At September 30, 2012 and December 31, 2011, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	Septmber 30, 2012	December 31, 2011
Customer 1	22.1%	53.4%
Customer 2	15.0%	17.3%
Customer 3	15.0%	-
Totals	52.1%	70.7%

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

For the three and nine months ended September 30, 2012 and 2011, the Company had significant vendors representing 10% or greater of cost and expense as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Septmber 30, 2012	Septmber 30, 2011	Septmber 30, 2012	Septmber 30, 2011
Vendor 1	10.2%	17.6%	13.3%	25.2%
Totals	10.2%	17.6%	13.3%	25.2%

Note 11. Related Party Transactions

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  For the three months ended September 30, 2012, interest income of $594 was recognized on the note receivable.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 3).

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

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) Higher Education Group Management, Inc. (“HEMG”), a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual shall purchase and HEMG shall sell to the individual 400,000 common shares of the Company at $0.50 per share by April 10, 2012; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfill their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agrees to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company shall waive any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  A group of predominantly existing shareholders implemented the purchase of 400,000 common shares at $0.50 per share per section (a) above on or before the April 10, 2012 deadline.  As of September 30, 2012, third party investors placed $168,000 in escrow to purchase 336,000 shares per section (b) above (See Note 7).  Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased.  Accordingly, as of September 30, 2012, the Company has recognized an allowance of $502,315 for this account receivable.  As of September 30, 2012 and December 31, 2011, the balance of the account receivable, net of allowance, was $270,478 and $772,793 and is shown as accounts receivable, secured – related party, net (See Note 3).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of September 30, 2012 (See Notes 5 and 6).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013 (See Note 6).

On August 14, 2012, the Company’s CEO loaned the Company an additional $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum.  The note is convertible into common shares of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit).  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013 (See Note 6).

The Company issued 605,716 common shares to four related party directors upon receipt of $212,000 in connection with the September 28, 2012 offering discussed in Note 9.

Note 12. Subsequent Events

On October 1, 2012, the Company purchased 264,000 common shares for $132,000, from the Company's former chairman (see Note 7). The shares are being held as treasury shares.

On October 10, 2012, the Company entered into a non-exclusive agreement with Global Arena Capital Corp. (“GAC”), a broker-dealer, through which GAC agreed to use its best efforts to raise up to $2,030,000 from the sale of Units of common stock and warrants that are identical to those Units sold on September 28, 2012.  The Company agreed to compensate GAC from sales of Units by paying it compensation equal to 10% of the gross proceeds sold by it.  The Company will also issue GAC five-year warrants to purchase 10% of the same Units it sells to investors with an exercise price equal to the purchase price paid by investors ($35,000 per Unit).  In addition, the Company agreed to pay GAC a 3% non-accountable expense allowance from the proceeds of Units sold by it.

On October 23, 2012, the Company issued a number of options and warrants as described below.  The Company retained two investor relations firms agreeing to pay one firm $50,000 a year for two years and issuing it 200,000 shares of common stock.  The second firm was retained for one year with a fee of $5,000 per month.  It also received 100,000 shares of common stock and 100,000 five-year warrants exercisable at $0.60 per share.  The Company issued another consultant $150,000 five-year warrants exercisable at $0.50 per share.  Under the Plan, the Company issued another consultant 20,000 five-year stock options exercisable at $0.50 per share vesting in equal annual increments over a three-year period subject to the consultant continuing to provide services for the Company.

The Company issued non-plan stock options to its executive officers as compensation for salary deferrals through August 31, 2012.  Messrs. Michael Mathews, Brad Powers and David Garrity received 288,911, 255,773, and 136,008 five-year stock options, respectively, exercisable at $0.35 per share which options are fully vested.  Further, the Company issued additional non-plan options to executive officers who reduced their salaries for the period September 1 through December 31, 2012.  The Company granted Messrs. Mathews, Powers and Garrity 166,666 five-year options, respectively, and Dr. Gerald Williams 47,620 five-year options, all exercisable at $0.35 per share with 25% of these options vesting on the last day of September, October, November and December 2012, subject to the applicable executive remaining employed on each applicable vesting date.  Under the Plan, the Company granted its controller 75,000 five-year options exercisable at $0.35 per share vesting annually over a four-year period subject to her remaining employed by the Company on each applicable vesting date.  All stock options or shares granted are valued on the appropriate measurement date and the related expense shall be recognized over the requisite service period.

On October 4, 2012, the Company entered into a three-year lease agreement for its call center in Scottsdale, Arizona.  The lease agreement commenced October 4, 2012 and requires rent payments of $4,491 per month during months 4 through 12, $4,601 per month during the second year, and $4,710 per month during the third year.

In November 2012, Dr. Michael D’Anton, a director, forgave an outstanding $22,000 loan made to Aspen University in exchange for 62,857 five-year vested options exercisable at $0.35 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Form S-1, as amended, filed with the Securities and Exchange Commission, or the SEC, on October 1, 2012.

Company Overview

Our mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  We are dedicated to helping our students exceed their personal and professional objectives in a socially conscious and economically sensible way.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that 87% of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors.

Enrollment Trends

Aspen’s total student body increased 7.9% during the third quarter of 2012, to 2,419 from 2,242 students at June 30, 2012. Aspen’s degree-seeking student body increased 9.2% in third quarter 2012, to 1,896 students from 1,736 at June 30, 2012.

Highlights of the enrollment growth include the Master of Nursing program, up 43% in the third quarter. The Master of Nursing program represents 12% of the full-time, degree-seeking student body of Aspen. Aspen enrolled 249 new degree-seeking students in the third quarter of 2012, and conferred degrees to 62 graduating students.

Note that as of September 30, 2012, 814 full-time degree-seeking students are enrolled under the legacy tuition pre-payment program that ended on July 15, 2011, or the Legacy Tuition Plan, versus 903 at June 30, 2012, a decrease of 10%. However, as these students currently represent 51% of full-time degree-seeking students, the effect of the minimal revenue and gross profit contribution of the Legacy Tuition Plan continues to restrain the overall financial performance discussed below. During the quarter ended September 30, 2012, revenue from our Legacy Tuition Plan represented only 9% of our full-time degree seeking student revenue.

While Aspen’s core business model of enrolling degree-seeking students through its main acquisition channel of internet advertising continues to perform in line with management’s expectations, enrollments for certificate students generated through Aspen’s 3rd party sales & marketing partner declined 33% in the third quarter relative to historical quarterly certificate enrollments. As the predominant corporate customer for Aspen’s certificate programs is Verizon, Aspen expects further declines in the fourth quarter of 2012 given Verizon employees’ dedicated focus on Hurricane Sandy response efforts. Aspen intends to implement marketing efforts in the coming quarters to reduce the Verizon certificate revenue concentration given the low gross profit contribution earned by Aspen through its 3rd party sales & marketing partner.

Notwithstanding the revenue decrease in this low margin 3rd party generated certificate business, Aspen's deferred revenue at September 30, 2012 of $1,107,274 rose $271,580 (a 32% increase) from December 31, 2011 and $174,908 (a 19% increase) from June 30, 2012, which demonstrates the improvement in our core business and reflects support for substantial revenue growth from degree seeking students in subsequent quarters.

Results of Operations

Quarter Ended September 30, 2012 Compared with September 30, 2011

Revenue

Revenue for the quarter ended September 30, 2012 rose to $1,253,190 from $1,134,315 in the prior year quarter, for a year-over-year increase of 10%. The increase is primarily attributable to the increase in Aspen degree-seeking enrollments and the elimination of the Legacy Tuition Plan (which provides less revenues per student), as tuition revenues from degree seeking students rose to $908,940 from $700,363 for the quarter ended September 30, 2011, an increase of 30% year-over-year.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the quarter ended September 30, 2012 rose to $759,805 from $512,053, an increase of 48%. A component of instructional costs and services, Internet-related costs for the quarter ended September 30, 2012 rose to $47,214 from $5,512, an increase of 757% reflecting the cost of providing improved services to the Aspen student population. Notwithstanding the Internet-related costs, the increase in instructional costs and services is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. Prospectively, as student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its degree-seeking student enrollments (none of which will be on the Legacy Tuition Plan), the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the quarter ended September 30, 2012 and 2011 were $493,385 and $622,262, respectively, a decline of 21%. Contributing to the gross profit decline is the year-over-year reduction of certificate revenue from Verizon. Finally, for reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the quarter ended September 30, 2012 rose to $299,401 from $132,569, an increase of 126%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in the third quarter of 2011. The rate of marketing spend is expected to continue to increase in coming quarters as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the quarter ended September 30, 2012 rose to $1,389,940 from $1,274,238, an increase of 9%. The most significant factor is the higher employment level as we increased staffing to support our growth objectives. To that end, payroll costs for the quarter rose to $624,738 from the prior year period of $617,476, an increase of 1%. Separately, professional fees for the quarter increased to $219,495 from $141,796, an increase of 55%. Within professional fees, accounting fees for the quarter rose to $103,709 from $3,000, a 3,357% increase, and legal fees for the quarter declined to $115,786 from $138,796, a 17% decrease. Activities supported by the increased level of professional fees were the filing of restated financial filings with the SEC along with our current capital raising activities. Professional fees incurred during the third quarter of 2012 of $135,818 are non-recurring as they relate to contractual and due diligence expenses for a proposed acquisition which Aspen elected not to pursue.  Aspen expects professional fees to decline over the balance of 2012. Excluding payroll and professional fees, general and 2012 administrative costs for the quarter ended September 30, 2012 rose to $545,707 from $514,966, an increase of 6%.

Separately, general and administrative costs in the 2012 quarter reflected non-cash stock-based compensation expense of $63,547 related to stock option grants. Based on grants made through September 30, 2012, non-cash stock-based compensation is expected to be $75,583 in 4Q12.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $0.60/share to $0.35/share based on the financing by Aspen that closed September 28, 2012, a non-cash valuation reserve expense of $193,198 was recorded for the quarter ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization costs for the quarter ended September 30, 2012 rose to $103,738 from $71,442, an increase of 45%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2012 was an expense of ($229,084) versus an expense of ($4,203) for the prior year period, a decline of $224,881. The increased expense is primarily attributable to interest expense related to the issuance of $1,706,000 in convertible notes payable earlier in 2012 along with the amortization of related debt issue costs. On the closing of the financing on September 28, 2012, the aforementioned convertible notes were converted into common shares at a per share price of $0.3325.

Income Taxes

For the quarter ended September 30, 2012, there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($1,721,976) as compared with the prior year quarter’s pre-tax loss of ($860,190).

Net Loss

For the quarter ended September 30, 2012, Aspen’s operations produced a net loss of ($1,721,976) as compared with the prior year third quarter’s net loss of ($860,190). The increase in the net loss is primarily attributable to the higher levels of marketing and promotional costs, instructional costs and services, and general and administrative costs.

Nine Months Ended September 30, 2012 Compared with September 30, 2011

Revenue

Revenue for the nine months ended September 30, 2012 rose to $4,018,291 from $3,092,779 in the prior year period, an increase of 30%, The increase is primarily attributable to the increase in Aspen degree-seeking enrollments and the elimination of the Legacy Tuition Plan (which provides less revenues per student), as tuition revenues from degree seeking students rose to $2,576,041 from $1,749,703 for the nine months ended September 30, 2011, an increase of 47%.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the nine months ended September 30, 2012 rose to $2,504,215 from $1,498,667, an increase of 67%. A component of instructional costs and services, internet-related costs for the nine months ended September 30, 2012 rose to $125,324 from $18,526, an increase of 576% reflecting the cost of providing improved services to the Aspen student population. Notwithstanding the Internet-related costs, the increase in instructional costs and services is primarily attributable to higher charges associated with purchased courseware and payments to faculty due to the increase in course completions. Prospectively, as student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its degree-seeking student enrollments, (none of which will be on the Legacy Tuition Plan), the higher gross margins associated with such students should lead the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the nine months ended September 30, 2012 and 2011 were $1,514,076 and $1,594,112, respectively, a decline of 5%. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth.

Marketing and Promotional

Marketing and promotional costs for the nine months ended September 30, 2012 rose to $1,176,814 from $272,959, an increase of 331%. The increase is primarily attributable to expenses related to the operation of the marketing and student enrollment program that Aspen launched in the third quarter of 2011. The rate of marketing spend is expected to continue to increase in future periods as Aspen seeks to increase enrollment of degree-seeking students, particularly enrollments in its MBA and MSN Master-level degree programs.

General and Administrative

General and administrative costs for the nine months ended September 30, 2012 rose to $4,368,454 from $2,328,421, an increase of 88%. The most significant factor is the higher employment level as Aspen increased staffing to support its growth objectives. To that end, payroll costs for the period rose to $2,184,163 from the prior year period’s $1,028,687, an increase of 112%. Separately, professional fees for the period rose to $892,895 from $331,234, an increase of 170%. Within professional fees, accounting fees for the period rose to $456,636 from $25,919, a 1,662% increase, and legal fees for the period increased to $436,259 from $303,839, a 44% increase. Activities supported by the increased level of professional fees were reverse merger regulatory filings with the Department of Education, or the DOE, and the Distance Education and Training Council, post-reverse merger regulatory filings with the DoE, the filing of the Super 8-K and Form 10-Qs with the SEC, along with our current capital raising and other transactional activities. Professional fees incurred during the nine months ended September 30, 2012 of $702,093 were non-recurring (accounting, $340,778; legal, $361,315).   Of these non-recurring professional fees, $331,570 were due diligence expenses related to a proposed acquisition which Aspen elected not to pursue.  Aspen expects professional fees to decline over the balance of 2012. Excluding payroll and professional fees, general and administrative costs for the nine months ended September 30, 2012 rose to $1,291,396 from $968,500, an increase of 33%.

Separately, general and administrative costs in the 2012 quarter reflected non-cash stock-based compensation expense of $176,671 as Aspen’s board of directors approved an option program on March 13, 2012. Based on grants made through September 30, 2012, non-cash stock-based compensation expense is expected to be $75,583 in 4Q12.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.35/share based on the financing by Aspen that closed September 28, 2012, a non-cash valuation reserve expense of $502,315 was recorded for the nine months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization costs for the nine months ended September 30, 2012 rose to $289,675 from $177,846, an increase of 63%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2012 changed to an expense of ($353,194) from an expense of ($25,897), a change of $327,297. The increased expense is primarily attributable to interest expense related to the issuance of $1,706,000 in convertible notes payable during the period along with the amortization of related debt issue costs totaling ($266,473). On the closing of the financing on September 28, 2012, the aforementioned convertible notes were converted into common shares at a per share price of $0.3325.

Income Taxes

For the nine months ended September 30, 2012 there was no income tax expense as Aspen’s operations produced a pre-tax loss of ($5,176,376) as compared with the prior year period’s pre-tax loss of ($1,211,011).

Net Loss

For the nine months ended September 30, 2012, Aspen’s operations produced a net loss of ($5,176,376) as compared with the prior year period’s net loss of ($1,211,011). The increase in the net loss is primarily attributable to the higher levels of marketing and promotional costs, instructional costs and services, and general and administrative costs.

Capital Resources and Liquidity

Net cash used in operating activities during the nine months ended September 30, 2012 totaled ($2,288,416) which resulted from a net loss of ($5,176,376) offset by non-cash items of $1,468,721 and a net change in operating assets and liabilities of $1,419,239.

Net cash used in investing activities during the nine months ended September 30, 2012 totaled ($539,795) which resulted primarily from capitalized technology expenditures of ($419,295) and an increase in restricted cash of ($264,832), offset by officer loan repayments received of $150,000.

Net cash provided by financing activities during the nine months ended September 30, 2012 totaled $4,538,965 which resulted primarily from proceeds from the net issuance of debt and equity securities of $4,805,438 offset by issuance costs of ($266,473).

In August 2012, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen $300,000 in exchange for a convertible note bearing interest at 5% per annum. The note is convertible at $0.35 per share and is due August 31, 2013.  In late September 2012, we raised $2,757,000 in gross proceeds or approximately $2,494,900 after paying $218,600 to a broker-dealer in commissions and approximately $43,500 in other fees.  Based upon the net proceeds of this offering, our recent expense reduction and improvement in our business, we believe we have enough working capital to meet our needs for at least the next 12 months. This assumes that the $600,000 in convertible notes held by our Chief Executive Officer that are due August 31, 2013 will be extended or converted. In the event that our anticipated business improvement does not occur or we incur unanticipated expenses, we would need to complete an additional financing.  We are currently seeking to raise $2,030,000 through the sale of common stock and warrants through a broker-dealer, but we cannot assure you that this offering will be successful.

We expect to spend $600,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities, academic courseware development and further improvements in Aspen’s technology infrastructure.

Related Party Transactions

At September 30, 2012, we included as a long term asset an account receivable of $270,478 net of an allowance of $502,315 from our former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this sum.

In March 2012, we issued a $300,000 convertible note to Mr. Michael Mathews, our Chief Executive Officer, in consideration for a $300,000 loan. The note was originally due March 31, 2013, but was amended to extend the due date to August 31, 2013. The Note bears interest at 0.19% per annum and is convertible at $1.00 per share. In August 2012, Mr. Mathews lent Aspen an additional $300,000, and Aspen issued him a $300,000 convertible note at 5% per year. The note is convertible at $0.35 per share. The note was originally a demand note, but was amended to extend the due date to August 31, 2013.

See Note 11 to our unaudited condensed consolidated financial statements included herein for additional description of related party transactions that had a material effect on our condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein for discussion of recent accounting pronouncements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Super 8-K/A filed on September 21, 2012. During the period covered by this report, there have been no significant changes to our critical accounting policies and estimates.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including gross profit growth, expected increase or decrease in expenses, capital expenditures, and liquidity.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors that could cause actual results to differ from those in the forward-looking statements include competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students, failure to generate sufficient revenue, and the condition of the capital markets. Further information on our risk factors is contained in our filings with the SEC, including the Form S-1 filed on October 1, 2012, as amended.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.  See Note 7 to the unaudited consolidated financial statements contained in this report for information on specific matters.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, we sold $2,757,000 of units containing a total of 7,877,144 shares of common stock and 3,938,570 warrants to 14 investors including four directors of Aspen.  The investors acquired the securities for investment and were all accredited investors.  Each investor had a pre-existing relationship with Aspen or its placement agent.  As a result of this private placement, on September 28, 2012, 202,334 shares of common stock and 50,591 five-year warrants exercisable at $0.3325 per share were issued in connection with the conversion of accumulated interest on convertible notes.  Additionally, 4,516,917 shares were issued in connection with price protection rights provided to certain shareholders who invested prior to the September offering.

The interest shares were exempt from registration under Section 3(a)(9) of the Securities Act and the warrants issued to the investors as well as the price protection shares were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

November 21, 2012	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

November 21, 2012	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger*	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Amendment to the 2012 Equity Incentive Plan				Filed
10.2	Form of Securities Purchase Agreement – September Private Placement	8-K	10/1/12	10.1
10.3	Form of Registration Rights Agreement– September Private Placement	8-K	10/1/12	10.2
10.4	Form of Warrant– September Private Placement	8-K	10/1/12	10.3
10.5	Form of Salary Reduction Agreement	S-1	10/1/12	10.3
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished*
101 INS	XBRL Instance Document				Furnished**
101 SCH	XBRL Taxonomy Extension Schema				Furnished**
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Furnished**
101 LAB	XBRL Taxonomy Extension Label Linkbase				Furnished**
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Furnished**
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Furnished**

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the three and nine months ended September 30, 2012 and 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.