Form 10-K
period 2012-12-31
ASPEN GROUP, INC.
filed 2013-03-18
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

(303) 333-4224
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☑  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $77 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 14, 2013 was 55,453,719 shares.

PART I

ITEM 1.  BUSINESS.

On March 13, 2012, Aspen Group, Inc., or Aspen Group, and Aspen University Inc., a privately held Delaware corporation, or Aspen, closed a Merger Agreement whereby Aspen became a wholly-owned subsidiary of Aspen Group.  We refer to the merger as the “Reverse Merger.”  All references to “we,” “our” and “us” refer to Aspen Group, unless the context otherwise indicates.  In referring to academic matters, these words refer solely to Aspen University Inc.

Description of Business

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

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is an emphasis on post-graduate degree programs (master or doctorate). As of December 31, 2012, 1,681 students were enrolled as full-time degree seeking students with 1,467 of those students or 87% in a master or doctoral graduate degree program. In addition, 872 students are engaged in part time programs, such as continuing education courses and certificate level programs (includes 343 part-time undergraduate Military students). Aspen is committed to maintaining its focus on being a predominantly graduate school for the foreseeable future.

Today, Aspen offers certificate programs and associate, bachelor, master and doctoral degree programs in a broad range of areas, including business and organization management, education, nursing, information technology, and general studies. In terms of enrollments, our most popular schools are our school of business and our school of nursing.  Specifically, our Master of Business Administration, or MBA, and Master of Science in Nursing represent the two largest degree programs among our full-time, degree-seeking student body as of December 31, 2012. Aspen’s School of Nursing is our fastest growing program, having grown from 5% of our full-time, degree seeking student body at year-end 2011, to 16% of our full-time, degree seeking student body at year-end 2012.

We are accredited by the Distance Education and Training Council, or DETC, a “national accrediting agency” recognized by the Department of Education, or the DOE.  Aspen first received DETC accreditation in 1993 and most recently received re-accreditation in January 2009.  Aspen is scheduled for re-accreditation review in November 2013.

Aspen is provisionally certified by the DOE through September 30, 2013. Under such certification, Aspen is restricted to a limit of 1,200 student recipients for Title IV funding for the period ending June 30, 2013.  As of December 31, 2012, Aspen had 442 students that were currently participating in the Title IV programs. Since inception of Aspen’s provisional certification status, it has had 543 total Title IV student participants. In the future when it considers whether to extend the provisional certification or make the certification permanent, the DOE may impose additional or different terms and conditions, including growth restrictions or limitation on the number of students who may receive Title IV aid.  In terms of future deadlines with the DOE, Aspen is required to re-apply by June 30, 2013 to continue its participation in the Title IV Higher Education Act, or HEA, programs. At that time, a determination will be made whether we meet the requirements for full certification.

In 2008, Aspen received accreditation of its Master of Science in Nursing Program with the Commission on Collegiate Nursing Education, or the Nursing Commission.  Officially recognized by the DOE, the Nursing Commission is a nongovernmental accrediting agency, which ensures the quality and integrity of education programs in preparing effective nurses. Aspen’s Master of Science in Nursing program most recently underwent accreditation review by the Nursing Commission in March 2011.  At that time, the program’s accreditation was reaffirmed, with the accreditation term to expire December 30, 2021.  We currently offer a variety of nursing degrees including: Masters of Science in Nursing, Master of Science in Nursing - Nursing Education, Masters of Science in Nursing – Nursing Administration and Management and Bachelor of Science in Nursing.

Aspen is a Global Charter Education Provider for the Project Management Institute, or PMI, and a Registered Education Provider (R.E.P.) of the PMI.  The PMI recognizes select Aspen Project Management Courses as Professional Development Units.  These courses help prepare individuals to sit for the Project Management Professional, or PMP, certification examination.  PMP certification is the project management profession’s most recognized and respected certification credential.  Project management professionals may take the PMI approved Aspen courses to fulfill continuing education requirements for maintaining their PMP certification.

In connection with our Bachelor and Master degrees in Psychology of Addiction and Counseling, the National Association of Alcoholism and Drug Abuse Counselors, or NAADAC, has approved Aspen as an “academic education provider.”  NAADAC-approved education providers offer training and education for those who are seeking to become certified, and those who want to maintain their certification, as alcohol and drug counselors. In connection with the approval process, NAADAC reviews all educational training programs for content applicability to state and national certification standards.

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

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to borrow money to fund Aspen’s tuition requirements. In July 2011, we raised our course-by-course tuition rates to $300/credit hour for all degree-seeking programs.  However, we believe based on our competitors' public information that our tuition rates remain significantly lower than our competitors. For example, University of Phoenix, Capella University and Grand Canyon University charge $740, $699, and $483, respectively, per credit hour for their MBA program versus Aspen’s $350 per credit hour.

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

“One Student at a Time” personal care - We are committed to providing our students with fast and personal individualized support.  Every student is assigned an academic advisor who becomes an advocate for the student’s success.  Our one-on-one approach assures contact with faculty members when a student needs it and monitoring to keep them on course.  Our administrative staff is readily available to answer any questions and works with a student from initial interest through the application process and enrollment, and most importantly while the student is pursuing a degree or studies. Based on Aspen’s 2011 DETC Annual Report of student satisfaction survey results, calculated in accordance with applicable DETC policy, 95% of students on average expressed satisfaction with their recently completed course.

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

Industry Overview

The U.S. market for postsecondary education is a large, growing market. According to a 2012 publication by the National Center for Education Statistics, or NCES, the number of postsecondary learners enrolled as of Fall 2010 in U.S. institutions that participate in Title IV programs was approximately 21 million (including both undergraduate and graduate students), up from 18.2 million in the Fall of 2007. We believe the growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers, partially offset in the near term by current economic conditions. According to the NCES, in 2010, the median earnings of young adults with a bachelor’s degree was $45,000 compared to $37,000 for those with an associate’s degree and $21,000 for those with a high school diploma.

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

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges.  Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions.  No one institution has a significant share of the total postsecondary market.  While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities.  Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), ITT Educational Services, Inc. (NYSE: ESI), Capella Education Company (Nasdaq: CPLA), Career Education Corporation (Nasdaq: CECO) and Bridgepoint Education, Inc. (NYSE: BPI).  American Public Education, Inc. and Capella Education Company are wholly online while the others are not.  Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degree enrollments exceeding 356,900 students (based upon APOL’s Form 10-K filed on October 22, 2012).  As of December 31, 2012, Aspen had 2,553 students enrolled.  These competitors have substantially more financial and other resources.

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

We also compete with public and private degree-granting regionally and nationally accredited universities.  An increasing number of universities enroll working students in addition to the traditional 18 to 24 year-old students, and we expect that these universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs.  We believe that the primary factors on which we compete are the following:

●	active and relevant curriculum development that considers the needs of employers;
●	the ability to provide flexible and convenient access to programs and classes;
●	high-quality courses and services;
●	comprehensive student support services;
●	breadth of programs offered;
●	the time necessary to earn a degree;
●	qualified and experienced faculty;
●	reputation of the institution and its programs;
●	the variety of geographic locations of campuses;
●	regulatory approvals;
●	cost of the program;
●	name recognition; and
●	convenience

Curricula

Certificates
Certificate in Information Technology with specializations in:
     Information Systems Management
     Java Development
     Object Oriented Application Development
     Smart Home Integration
     Web Development
Certificate in Project Management
Certificate in Internet Marketing
Executive Certificate in Business Administration

Associates Degrees Associate of General Studies Associate of Applied Science Early Childhood Education Associate of Fine Arts
Bachelors Degrees
Bachelor of General Studies
Bachelor of Arts in Psychology and Addiction Counseling
Bachelor of Science in Alternative Energy
Bachelor of Science in Business Administration
Bachelor of Science in Business Administration, (Completion Program)
Bachelor of Science in Criminal Justice
Bachelor of Science in Criminal Justice, (Completion Program)
Bachelor of Science in Criminal Justice with specializations in
Criminal Justice Administration
Major Crime Investigation Procedure
Major Crime Investigation Procedure, (Completion Program)
Bachelor of Science in Early Childhood Education
Bachelor of Science in Early Childhood Education, (Completion Program)
Bachelor of Science in Early Childhood Education with a specialization in
Infants and Toddlers
Infants and Toddlers, (Completion Program)
Preschool
Preschool, (Completion Program)
Bachelor of Science in Foodservice Operations and Restaurant Management
Bachelor of Science in Medical Managements
Bachelor of Science in Fine Arts with a specialization in
        Drawing and Painting
        Entertainment 2D
        Entertainment 3D
        Illustration
Bachelor of Science in Nursing – Completion Program

Masters
Master of Arts Psychology and Addiction Counseling
Master of Science in Criminal Justice
Master of Science in Criminal Justice with a specialization in
Forensic Sciences
Law Enforcement Management
Terrorism and Homeland Security
Master of Science in Information Management with a specialization in
Management
Project Management
Technologies
Master of Science in Information Systems with a specialization in
Enterprise Application Development
Web Development
Master of Science in Information Technology
Master of Science in Nursing with a specialization in
Administration and Management
Administration and Management, (RN to MSN Bridge Program)
Nursing Education
Nursing Education, (RN to MSN Bridge Program)
Master of Science in Physical Education and Sports Management
Master of Science in Technology and Innovation with a specialization in
Business Intelligence and Data Management
Electronic Security
Project Management
Systems Design
Technical Languages
Vendor and Change Control Management
Master in Business Administration
Master in Business Administration with specializations in
Entrepreneurship
Finance
Information Management
Pharmaceutical Marketing and Management
Project Management
Master in Education
Curriculum Development and Outcomes Assessment
Education Technology
Transformational Leadership

Doctorates
Doctorate of Science in Computer Science
Doctorate in Education Leadership and Learning
Doctorate in Education Leadership and Learning with specializations
Education Administration
Faculty Leadership
Instructional Design
Leadership and Learning

Independent online classes start on the 1st and the 16th of every month and students may enroll in up to a maximum of three courses at a time. Online interactive courses are offered five times a year.

Sales and Marketing

Prior to Mr. Michael Mathews becoming Aspen’s Chief Executive Officer in May 2011, Aspen had conducted minimal efforts and spent immaterial sums on sales and marketing. During the second half of 2011, Mr. Mathews and his team made significant changes to our sales and marketing program and spent a significant amount of time, money and resources on our marketing program.

What is unique about Aspen’s marketing program is that we have no plans in the near future to utilize third-party online lead generation companies to attract prospective students.  To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads.  Aspen’s executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow Aspen to cost-effectively drive all prospective student leads internally. This is a competitive advantage for Aspen because third-party leads are typically unbranded and non-exclusive (lead generation firms typically sell prospective student leads to multiple universities), therefore the conversion rate for those leads tends to be appreciably lower than internally generated, Aspen branded, proprietary leads.

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

In October 2011, Aspen began to advertise directly on publisher websites, reaching prospective students who would benefit from the programs we offer within nursing and business programs.  When working directly with publisher websites, Aspen employs a number of sophisticated targeting techniques to most efficiently generate branded, proprietary student leads.  In fact, the majority of our advertising spend and leads we generate today is through this direct publisher channel, rather than search.

Aspen’s marketing plan for 2013 is consistent with the changes made in 2012 and 2011. In January 2012, Aspen hired an Executive Vice President of Marketing, who supervises a new call center in the Phoenix-metro area which opened in August 2012. This executive has prior experience in marketing with multiple online university competitors and, more recently, an online lead generation company. Since opening, the call center has expanded to meet the increasing number of inquiries.

This change in marketing coincided with our new tuition plan which we launched effective July 15, 2011.  Our new plan features increased tuition rates on a per course basis; i.e. $350/credit hour for master or doctorate program.

From 2005 through July 2011 Aspen initiated a number of pre-payment/low per course plans. The last plan that ran from June 2010 through July 2011 charged students tuition of only $3,600 for the entire 12-course Master or Doctorate program (the pre-payment option offered the student the ability to pre-pay $2,700 for the first four courses or 12 credit hours, followed by $112.50 per course or $37.50/credit hour for the remaining eight courses).  This program was terminated as of July 15, 2011. At December 31, 2012, 43% of our degree-seeking students were on the old pre-paid tuition program. However, those students only represented  approximately 11% of Aspen’s full-time degree-seeking revenues for the quarter ended December 31, 2012, and 6% of Aspen's  gross profit from full-time degree seeking students for the quarter ended December 31, 2012. The quarter ended December 31, 2012 represented the first quarter in which the old-prepay students were not a majority of our degree seeking students. We expect that by the end of 2013, the number of old-prepay students will cease to be material.

Anticipating significant growth from our new marketing efforts, we spent approximately $1,000,000 upgrading our information technology in 2011 and approximately $400,000 in 2012.

Employees

As of March 15, 2013, we had 38 full-time employees, and 91 adjunct professors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Corporate History

Aspen Group was incorporated on February 23, 2010 in Florida as a home improvement company intending to develop products and sell them on a wholesale basis to home improvement retailers.   Aspen Group was unable to execute its business plan.  In June 2011, Aspen Group changed its name to Elite Nutritional Brands, Inc. and terminated all operations. In February 2012, Aspen Group reincorporated in Delaware under the name Aspen Group, Inc.

Aspen was incorporated on September 30, 2004 in Delaware.  Its predecessor was a Delaware limited liability company organized in Delaware in 1999.  In May 2011, Aspen merged with Education Growth Corporation, or the EGC Merger. Aspen survived the EGC Merger. EGC was a start-up company controlled by Mr. Michael Mathews. Mr. Mathews became Aspen’s Chief Executive Officer upon closing the EGC Merger.  On March 13, 2012, Aspen Group acquired Aspen in the Reverse Merger.

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our President has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV.  For the year ended December 31, 2012, approximately 18% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs.  In connection with a student’s receipt of Title IV aid, we are subject to extensive regulation by the DOE, state education agencies and the DETC. In particular, the Title IV programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV programs, a school must, among other things, be:

●	authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado);

●	accredited by an accrediting agency recognized by the Secretary of the DOE; and

●	certified as an eligible institution by the DOE.

The DOE enacted regulations relating to the Title IV programs which became effective July 1, 2011. Under these new regulations, an institution, like ours, that offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer legally postsecondary education to students in that state. The institution must be able to document state approval for distance education if requested by the DOE.

This new regulation has been recognized as a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. Although these new rules became effective July 1, 2011, the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date. However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this new regulation is currently invalid. However, further guidance is expected.

Should the requirements be enforced at a later date, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state. In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state.

Therefore, we are taking steps to ensure compliance in time for the earlier-effective July 1, 2014 enforcement date as recommended for all schools facing this new (but currently invalid) regulation. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico.  We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We, through our legal counsel, are researching the licensure requirements and exemption possibilities in the remaining 47 states.  It is anticipated that Aspen will be in compliance with all state licensure requirements by June of 2014, in time for the earlier-effective compliance date set by the DOE.  Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

We are subject to extensive regulations by the states in which we become authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the DOE.  If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations.  Failure to comply with state requirements could result in Aspen losing its authorization from the Colorado Commission on Higher Education, a department of the Colorado Department of Higher Education, or CDHE, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations.

Additionally, Aspen is a Delaware corporation.  Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015.

Accreditation

Aspen is accredited by the DETC, an accrediting agency recognized by the DOE. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation by the DETC is important. Accreditation is a reliable indicator of an institution’s quality and is an expression of peer institution confidence.  Universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status.  Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials.  Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in Title IV programs.  From time to time, DETC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DETC’s requirements, our accreditation status and, therefore, our eligibility to participate in Title IV programs could be at risk.  The National Advisory Committee on Institutional Quality and Integrity (the panel charged with advising DOE on whether to recognize accrediting agencies for federal purposes, including Title IV program purposes) was scheduled to review DETC for recognition purposes in the Spring of 2012, at which point the committee voted to recommend that DETC recognition be continued pending its efforts to reach compliance with certain requirements. Aspen is next scheduled for accreditation review by DETC in November 2013.

Nature of Federal, State and Private Financial Support for Postsecondary Education

An institution that applies to participate in Title IV programs for the first time, if approved, will be provisionally certified for no more than one complete award year. Furthermore, an institution that undergoes a change in ownership resulting in a change of control must apply to the DOE in order to reestablish its eligibility to participate in Title IV programs. If the DOE determines to approve the application, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of the provisional certification. Aspen is provisionally certified through September 30, 2013. A provisionally certified institution must apply for and receive DOE approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the DOE may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified.

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

Our students receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell.

Currently, the majority of Aspen students self-finance all or a portion of their education. Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

Under the Direct Loan program, the DOE makes loans directly to students. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan (including loans to graduate and professional students), and the Direct Consolidation Loan.  The Budget Control Act of 2011 signed into law in August 2011, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012.  The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.  In 2012, Direct Subsidized Loans were 6% of Aspen’s cash revenues as calculated in accordance with the DOE’s 90/10 rule.  Cash revenues are not revenues reported on our consolidated financial statements contained herein.

For Pell grants, the DOE makes grants to undergraduate students who demonstrate financial need.  To date, few Aspen students have received Pell Grants.  Accordingly, the Pell Grant program currently is not material to Aspen given the fact that Pell Grant’s represented less than 1% of Aspen’s cash revenues as calculated in accordance with the DOE’s 90/10 rule.

Regulation of Federal Student Financial Aid Programs

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit institutions have prompted the DOE to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions in connection with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.  See the “Risk Factors” contained herein which disclose comprehensive regulatory risks.

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

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act of 2012, or the Act. The law includes a number of provisions that significantly affect the Title IV programs. For example, it reduces the income threshold at which students are assigned “an automatic zero expected family contribution” for purposes of awarding financial aid for the 2012-2013 award year. Under the Act, students who do not have a high school diploma or a recognized equivalent (e.g., GED) or do not meet an applicable home school requirement and who first enroll in a program of study on or after July 1, 2012 will not be eligible to receive Title IV aid. The Act also makes certain changes to the Pell Grant Program and temporarily eliminates the interest subsidy that is provided for Direct Subsidized Loans during the six-month grace period immediately following termination of enrollment.

Over the last several years, Congressional committees have held hearings related to for-profit postsecondary education institutions. Additionally, the chairmen of the House and Senate education committees, along with other members of Congress, asked the Government Accountability office, or GAO, to review various aspects of the for-profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. In 2010, the GAO released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include Aspen) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On October 31, 2011, the GAO released a second report following an additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations.  On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, nonprofit, and public institutions based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that students at for-profit institutions had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at nonprofit and public institutions. It also found that a higher proportion of bachelor’s degree recipients from for-profit institutions took out loans than did degree recipients from other institutions and that some evidence exists that students at for-profits institutions default on their student loans at higher rates. On nine of the ten licensing exams reviewed, graduates of for-profit institutions had lower pass rates than students from nonprofit and public institutions.

As described above, certain DOE regulations have been challenged and the lawsuit is currently before a federal appeals court.  The same plaintiff in that lawsuit also filed a lawsuit in the U.S. District Court for the District of Columbia challenging the DOE’s final regulations on gainful employment, which are discussed below. The lawsuit is currently pending.

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

Administrative Capability. DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

●	comply with all applicable Title IV program regulations;

●	have capable and sufficient personnel to administer the federal student financial aid programs;

●	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

●	have cohort default rates above specified levels;

●	have various procedures in place for safeguarding federal funds;

●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

●	provide financial aid counseling to its students;

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

Among other things, DOE regulations require that an institution must evaluate satisfactory academic progress (1) at the end of each payment period if the length of the educational program is one academic year or less or (2) for all other educational programs, at the end of each payment period or at least annually to correspond to the end of a payment period. Second, the DOE regulations add an administrative capability standard related to the existing requirement that students must have a high school diploma or its recognized equivalent in order to be eligible for Title IV aid. Under the administrative capability standard, institutions must develop and follow procedures for evaluating the validity of a student’s high school diploma if the institution or the Secretary of Education has reason to believe that the student’s diploma is not valid.

●	If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

●	require the repayment of Title IV funds;

●	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

●	place the institution on provisional certification status; or

●	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the DOE’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado. Under the Higher Education Opportunity Act, or HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Under  DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to offer legally postsecondary distance education in that state. The institution must be able to document state approval for distance education if requested by the DOE. In addition, states must have a process to review and take appropriate action on complaints concerning postsecondary institutions. As previously discussed herein, these regulations have been vacated by a federal court.

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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger. The DOE received Aspen's application and extended the provisional certification through September 30, 2013. In the future, the DOE may impose additional or different terms and conditions in any final or provisional program participation agreement that it may issue. In terms of future deadlines with the DOE, Aspen is required to re-apply by June 30, 2013 to continue its participation in the Title IV HEA programs. At that time, a determination will be made whether we meet the requirements for full certification.

Third-Party Servicers. DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the DOE new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with a third-party servicer which performs certain activities related to our participation in Title IV programs. If our third-party servicer does not comply with applicable statutes and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV programs.

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Aspen. An institution is subject to loss of eligibility to participate in the Title IV programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE. For the year ended December 31, 2012, we derived approximately 18% of our revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an education institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the DOE calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any Direct Loan Program loans during that year.

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

HEOA extended by one year the period for measuring the cohort default rate, effective with cohort default rates for federal fiscal year 2009. Currently, institutions that have two-year cohort default rates of 25% or more for each of their three most recent years, or of 40% in any one year, will lose eligibility for Title IV student aid programs; beginning in 2014, institutions that have three-year cohort default rates of 30% or higher for three consecutive years, or of more than 40% in any given year, will lose eligibility for those programs.

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

Code of Conduct Related to Student Loans.  As part of an institution’s program participation agreement with the DOE, HEOA requires that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises, and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. Aspen has adopted a code of conduct under the HEOA which is posted on its website. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV programs, limitations on participation in Title IV programs, or financial penalties.

Misrepresentation.  The Higher Education Act and current regulations authorize the DOE to take action against an institution that participates in Title IV programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. Effective July 1, 2011, DOE regulations expanded the definition of “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the DOE may take if it determines that an institution has engaged in substantial misrepresentation. Under the final regulations, the DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV programs, or initiate proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV programs.

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

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE. These auditing standards differ from those followed in the audit of our financial statements contained herein. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations.  Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions.  In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with DOE regulations, the DOE planned to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 to up to 300 reviews in 2011.  The DOE has apparently not yet reported on the number of reviews conducted in 2012.  Pending legislation including the “Students First Act” introduced in the United States Senate on February 28, 2013, would – if passed – increased the number of program reviews for various institutions deemed at-risk of violating DOE requirements.

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

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV program participant, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE.  In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV programs. The DOE extended Aspen's provisional certification until September 30, 2013. Aspen is required to re-apply by June 30, 2013 to continue its participation in the Title IV Higher Education Act programs. At that time, a determination will be made whether we meet the requirements for full certification.

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

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only in respect of education programs that lead to gainful employment in a recognized occupation.  Under the DOE rules, with respect to each gainful employment program, a proprietary institution of higher education must disclose to prospective students with the identities of the occupations that the program prepares students to enter, total program cost, on-time completion rate, job placement rate (if applicable), and median loan debt of students who complete the program.      Under the new program requirements, institutions are required to notify the DOE at least 90 days before the commencement of new gainful employment programs which must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. While the DOE had issued various additional reporting regulations, requiring institutions to annually submit information to the DOE regarding each enrolled student, including the amount of debt incurred, those reporting regulations were vacated in the June 2011 court decision discussed earlier herein, which was affirmed on appeal; new reporting regulations are expected to issue at some point.   Institutions need not disclose or report gainful employment information on programs that are not eligible to participate in Title IV programs.

Expected gainful employment reporting requirements will likely substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could affect student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting education institutions, it could adversely affect demand for our programs.

Although the  rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk under pending gainful employment rules due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our education institution. The exposure to these external factors may reduce our ability to offer or continue confidently certain types of programs for which there is market demand, thus affecting our ability to maintain or grow our business.

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

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies, and DETC all have standards pertaining to the change of control of schools, but those standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a  Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by the DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and DETC vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred. In December 2011, we provided details regarding the Reverse Merger to the CDHE. The CDHE indicated that under current regulations, as long as we maintain accreditation by DETC following the Reverse Merger, Aspen will remain in good standing with the CDHE. As described below, DETC approved the change of ownership, with several customary conditions.

DETC recently revised its policy pertinent to changes in legal status, control, ownership, or management. The policy revisions add definitions of the situations under which DETC considers a change in legal status, control, ownership, or management to occur, describe the procedures that an institution must follow to obtain approval, and clarify the options available to DETC.  Among other revisions, DETC defines a change of ownership and control as a change in the ability to direct or cause the direction of the actions of an institution, including, for example, the sale of a controlling interest in an institution’s corporate parent. Failure to obtain prior approval of a change of ownership and control will result in withdrawal of accreditation under the new ownership. The policy also requires institutions to undergo a post-change examination within six months of a change of ownership.  The revisions clarify that after such examination, DETC will make a final decision whether to continue the institution’s accreditation.  In addition, if an institution is acquired by an entity that owns or operates other distance education institutions, the amendments clarify that any such institutions must obtain DETC approval within two years of the change of ownership or accreditation may be withdrawn.  The policy revisions define a change of management as the replacement of the senior level executive of the institution, for example the President or Chief Executive Officer.  In addition, the revisions clarify that before undertaking such a change, an institution must seek DETC’s prior approval by explaining when the change will occur, the rationale for the change, the executive’s job description, the new executive’s qualifications, and how the change will affect the institution’s ability to comply with all DETC accreditation standards.  DETC may take any action it deems appropriate in response to a change of management request.  The Reverse Merger was considered a change of control event under DETC’s policy.  In February 2012, DETC informed Aspen that it had approved the change of ownership, with several conditions that are consistent with DETC’s change of ownership procedures and requirements. These conditions included: (1) that Aspen agree to undergo an examination visit by a committee; (2) that an updated Self-Evaluation Report be submitted four to six weeks prior to the on-site visit; (3) that Aspen submit a new Teach-Out Resolution form as soon as the Reverse Merger had closed; and (4) that Aspen provide written confirmation to DETC by February 20, 2012 that it agreed to and would comply with the stated conditions. We provided the requested information to DETC. The examination visit occurred in August 2012. Aspen is scheduled for re-accreditation review in November 2013.  On September 28, 2012, the DOE approved Aspen's change of control and extended its provisional certification until September 30, 2013.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth.  If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a post-change in ownership and control application may vary substantially.  As a result of the change of ownership, Aspen delivered a $264,665 letter of credit to the DOE in accordance with the standards identified above.

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

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to invest in Aspen.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We incurred a net loss of approximately $6 million in 2012 and $2.1 million in 2011.  We anticipate losses will continue until we are able to increase our enrollment under our new tuition plan and these new students paying higher rates have taken at least two courses.  Additionally, our audited financial statements contain a going concern opinion. Since August 2012, we closed equity financings totaling net proceeds of $3,590,236, which has provided working capital necessary because of these losses.  We cannot assure you that we will meet our future working capital needs. In such event, we may not be able to remain in business. Furthermore, this going concern opinion may affect our ability to obtain DOE permanent certification for Title IV purposes.

Because our management team has been in place for less than two years, it may be difficult to evaluate our future prospects and the risk of success or failure of our business.

Our management team began the process of taking control of Aspen from its then Chairman in May 2011 and embarked upon changes in Aspen’s business model including adopting a new tuition plan effective upon receiving regulatory approval, revamping Aspen’s marketing approach, substantially increasing marketing expenditures, and upgrading Aspen’s technology infrastructure. While the results to date are very encouraging, the limited time period makes it difficult to project whether we will be successful.

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S. and much of the world economy are experiencing difficult economic circumstances. We believe the recent economic downturn in the U.S., particularly the continuing high unemployment rate, has contributed to a portion of our recent enrollment growth as an increased number of working students seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and the associated unemployment have increased demand for our programs, an improving economy and increased employment may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. We do not know whether the gradually reduced unemployment rate will reduce future demand for our services, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, a worsening of economic and employment conditions could adversely affect the ability or willingness of prospective students to pay our tuition and our former students to repay student loans, which could increase our bad debt expense, impair our ability to offer students loans under Title IV, and require increased time, attention and resources to manage defaults.

If we cannot manage our growth, our results of operations may suffer and could adversely affect our ability to comply with federal regulations.

The growth that we have experienced after our new management began in May 2011, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls.  If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV.  If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by the DOE for Title IV purposes if the institution is provisionally certified, which we are through September 30, 2013. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Although our management is spearheading a new marketing and advertising program, it may not be successful.

Mr. Michael Mathews, our Chief Executive Officer has developed a new marketing campaign designed to substantially increase our student enrollment.  While initial results have been as anticipated, there are no assurances that this marketing campaign will continue to be successful.  Among the risks are the following:

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

If our new marketing campaign is not favorably received, our revenues may not increase.

If student enrollment decreases as a result of our increased tuition plan, our results of operations may be adversely affected.

In July 2011, we launched a new tuition plan which provided for a material increase in our tuition prices.  The prior business model and pricing structure implemented by our prior management was flawed and could not be sustained.  Although changes in our marketing strategy and upgraded technology infrastructure have increased our enrollment, we cannot assure that our student enrollment will not suffer in the future as a result of the increased tuition. If we are unable to enroll students in a cost-effective manner, our results of operations will suffer and you may lose your investment.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

In 2011 and 2012, we spent approximately $1.4 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. We expect to spend $250,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment.  Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Although one of our directors has pledged shares of common stock to secure payment of a receivable, it is possible that the future market price of our common stock will decline in which case we will incur an adverse impact to its future operating results and financial condition.

In March 2012, one of our directors pledged a total of 117,943 shares of personally owned Aspen common stock (now shares of Aspen Group).  The shares were pledged (in addition to shares pledged by Aspen's former Chairman and his company) to secure payment of a $772,793 accounts receivable. The Stock Pledge Agreement provides that the shares will be cancelled at the rate of $1.00 per share in the event that we are unable to collect this receivable which is due in 2014.  Because of sales of common stock below $1.00 per share, the receivable in total was reduced to $270,478 as of December 31, 2012. If we are unable to collect on this receivable, we will suffer a number of consequences, including a failure to collect a material amount of cash and if our stock price is below $0.35, we will sustain a non cash loss.

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

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial emails, it could adversely impact our ability to market Aspen’s educational services, and otherwise increase the costs of our business.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act.  In addition, the CAN-SPAM Act gives consumers the right to require third parties to stop sending them commercial email.

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

Because we use email marketing, our requirement to comply with the CAN-SPAM Act could adversely affect Aspen's marketing activities and increase its costs.

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

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees and courses from online institutions. If students and employers are not convinced that online schools are an acceptable alternative to traditional schools or that an online education provides value, or if growth in the market penetration of exclusively online education slows, growth in the industry and our business could be adversely affected. Because our business model is based on online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

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

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV loans.

We are subject to extensive regulation by (1) the federal government through the DOE and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the Distance Education and Training Council, or DETC, a “national accrediting agency” recognized by the DOE.  The U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer education programs and award degrees. Some states may also prescribe financial regulations that are different from those of the DOE.  If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Loss of licensure or authorization or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in particular states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We, through our legal counsel, are researching the licensure requirements and exemption possibilities in the remaining 47 states.  It is anticipated that Aspen will be in compliance with all state licensure requirements by June of 2014.  Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

Under DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, the institution must have met any state requirements for it to be legally offering postsecondary distance education in that state.  A federal court has vacated such requirement, and an appellate court affirmed that ruling on June 5, 2012, though further guidance is expected. See page 10 of this report.  Should the requirement be upheld or otherwise enforced, however, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state.

The DOE’s requirement could lead some states to adopt new laws and regulatory practices affecting the delivery of distance education to students located in those states. In the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and we may have to cease providing service to students in that state.  In addition, under the DOE’s regulation regarding state authorization and distance education, if and when the regulation is enforced or re-promulgated, we could lose eligibility to offer Title IV aid to students located in that state.

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

We have only recently begun to participate in Title IV programs. In 2012 and 2011, approximately 18% and approximately 7%, respectively, of our total cash-basis revenues are from students utilizing Title IV programs. However, compliance with the requirements of the Higher Education Act and Title IV programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV program funds, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

Because we are only provisionally certified by the DOE, we must reestablish our eligibility and certification to participate in the Title IV programs, and there are no assurances that DOE will recertify us to participate in the Title IV programs.

An institution generally must seek recertification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV programs, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. On September 28, 2012, the DOE notified us that following our application for change of control, it extended our provisional certification until September 30, 2013. Pending this approval, we delivered a $264,665 letter of credit to the DOE. Furthermore, DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid. The DOE could also decline to finally certify Aspen, otherwise limit its participation in the Title IV programs, or continue provisional certification.

If the DOE does not ultimately approve our permanent certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

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

In the past few years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers were subject to several investigations being conducted by state attorneys general, Congress and governmental agencies.  These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. Higher Education Opportunity Act, or HEOA, contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decreased profit margins.

Because we are subject to sanctions if we fail to calculate correctly and return timely Title IV program funds for students who stop participating before completing their educational program, our future operating results may be adversely affected.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance at an academically-related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements. Because we only recently began to participate in Title IV programs, we have limited experience complying with these Title IV regulations. Under DOE regulations, late return of Title IV program funds for 5% or more of students sampled in connection with the institution's annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the DOE or otherwise be sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows.

Because our consolidated financial statements are not unqualified, Aspen may lose its eligibility to participate in Title IV programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV programs. Our financial statements are qualified on our ability to continue as a going concern, which means the DOE may determine that we are not financially responsible under DOE regulations.  The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” on page 10 of this report. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

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

We have been eligible to participate in Title IV programs for a relatively short time, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV programs.  Boston Educational Network assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

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

In addition, the General Accounting Office, or the GAO, has issued a report critical of the DOE’s enforcement of the incentive payment rule, and the DOE has undertaken to increase its enforcement efforts. If the DOE determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the DOE’s satisfaction. The DOE may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV programs. The DOE may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the DOE alleging violation of the incentive payment provision. Such suits may prompt DOE investigations. Particularly in light of the uncertainty surrounding the new incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or DOE investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.

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

Increased scrutiny of accrediting agencies by the Secretary of Education and the U.S. Congress may result in increased scrutiny of institutions, we may lose our ability to participate in Title IV programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen is accredited by the DETC, a DOE-recognized accrediting body, if the DOE were to limit, suspend, or terminate the DETC’s recognition, we could lose our ability to participate in the Title IV programs. While the DOE has provisionally certified Aspen through September 30, 2013, there are no assurances that we will remain certified following that date.  If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

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

The DOE’s regulations on gainful employment programs became effective July 1, 2012. Should a program fail the gainful employment metrics three times within a four year period, the DOE would terminate the program’s eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without Title IV funding. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on its 2012, 2013, and 2014 performance under the metrics. Because the DOE’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether these new regulations will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

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

Other Risks

Because our common stock is temporarily subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We expect that the market price of our common stock on the Over-The-Counter Bulletin Board, or the Bulletin Board, will be substantially less than $5.00 per share and therefore we will be considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Our executive officers and directors own approximately 16% of our outstanding common stock. These shareholders, if they act together, may be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock. For more information, see Item 12 below.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers.  Until the fourth quarter of 2012, our stock was not eligible to be electronically transferred among DTC participants (broker-dealers) and required delivery of paper certificates as a result of a “chill” imposed by DTC.  As a result of becoming “DTC-Eligible”, our common stock is no longer subject to a chill.  However, DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the Bulletin Board. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited.  In such event, your investment will be adversely affected.

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

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support us and our management and give effective control of our business to our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in Aspen Group may be diluted in the future as a result of the issuance of additional securities.

If we need to raise additional capital to meet our working capital needs, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors.  Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets and their impact on small companies.

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

If we do not successfully defend the pending litigation brought by our former chairman and large shareholder, we may incur material damages.

In February 2013, our former Chairman and a company he controls sued us, certain senior management members  and  our directors and in state court in New York seeking damages arising from losses and other matters incurred in the operation of Aspen’s business since May 2011, our filings with the SEC and the DOE where we stated that he and his company borrowed $2.2 million without board authority and our failure to use our best efforts to purchase certain shares of common stock from him following the April Agreement (described in Item 13 below).  While we have been advised by our counsel that the lawsuit is baseless, we cannot assure you that we will be successful. Defending the litigation will be expensive and divert our management from Aspen’s business. If we are unsuccessful, the damages we pay may be material.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 3,900 square feet of office space under a lease that expires in September 2015.  This facility accommodates our academic operations. Our executive offices are in New York City where we lease 2,000 square feet under a month-to-month sublease.   We operate a call center in Scottsdale, Arizona where we lease 2,629 square feet under a three-year term. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

On February 11, 2013, the former chairman of Aspen, Mr. Patrick Spada and a corporation he controls, filed suit against Aspen Group, Aspen, our Board of Directors, our Chief Executive and Financial Officers and an unrelated party in the New York Supreme Court located in Manhattan.

The gravamen of Mr. Spada’s claims are that the officers and directors breached their fiduciary duty and defamed Mr. Spada by (a) including false and defamatory statements to the effect that Mr. Spada owes approximately $2 million to Aspen Group in various of Aspen Group’s SEC and DOE filings, (b) imprudently managed Aspen Group’s assets by spending too much money on certain marketing and promotional efforts and by using Aspen Group’s funds for expenses which were not intended to benefit Aspen Group.  Mr. Spada also claims that Aspen Group breached two separate agreements with Mr. Spada and his company, one of which involved Aspen Group agreeing to purchase certain shares of Aspen stock under certain conditions, and one consulting agreement.   As discussed below, Aspen Group believes that none of these claims have any merit in either fact or law.

Aspen Group and the other defendants firmly believe that the suit is baseless and was filed primarily because Aspen Group refused to purchase additional shares of the Plaintiffs’ common stock of Aspen Group on unacceptable terms.

The Plaintiffs’ allegations that false or defamatory statements were including in Aspen Group’s filings are based on the following disclosures in multiple SEC and DOE filings: “…Aspen discovered in November 2011 that HEMG had borrowed $2,195,084 from it from 2005 to 2012 without Board of Directors authority. Aspen has been unable to reach any agreement with Mr. Spada concerning repayment and is considering its options.” In the same filings, Aspen Group disclosed that “There is no agreement with the former chairman that this sum is due and in fact he has denied liability and even claimed that Aspen owes him money.” Aside from these disclosures being factually accurate, Aspen Group believes they cannot, as a matter of law, form the basis of a breach of fiduciary duty or defamation claim.

The Plaintiffs’ allegations concerning imprudent management of its funds are categorically false.  Aspen Group has also been advised that claims of this type can only be brought in what is called a shareholders’ derivative action where, assuming liability, the ultimate beneficiary is Aspen Group and not the Plaintiffs.  Counsel has further advised the management of Aspen Group’s affairs and how its funds are expended are protected from a disgruntled stockholder’s opinion of how funds should have been spent by the business judgment rule and the provision in Aspen Group’s charter eliminating liability for such claims.  The remaining breach of fiduciary duty claim falsely alleges that travel expenses and work was performed by Aspen Group on behalf of another corporation for which Aspen Group’s Chief Executive Officer then served as Chairman of the Board.  Such claims are categorically false, but even if true, like the remaining breach of fiduciary claims, the ultimate beneficiary is Aspen Group and not the Plaintiffs.

The breach of contract claims consist of two distinct claims: first, Aspen entered into a two-year Consulting Agreement in September 2011 with Mr. Spada.  Aspen Group terminated the Consulting Agreement after it learned of the former Chairman’s $2.2 million unauthorized borrowing without board approval alleging that the Consulting Agreement was induced by fraud.

The second claim arises from the April Agreement (described in Item 13 below). Under the April Agreement, an individual defendant who has never been an officer or director of Aspen Group agreed to purchase from Spada’s corporation 400,000 shares of Aspen Group’s common stock at $0.50 per share. The complaint acknowledges that this purchase occurred. Under the April Agreement, Aspen Group also agreed (i) that it would purchase an additional 600,000 shares from Mr. Spada’s company at $0.50 per share within 90 days from the date of the April Agreement, and (ii) that Aspen Group would use its best efforts to locate a purchaser to buy another 1,400,000 shares at $0.50 per share from Mr. Spada’s company, and once that purchaser was located, to buy the shares and resell them to the new investor. Aspen Group in fact did purchase the additional 600,000 shares and Mr. Spada’s company was paid the proceeds. Aspen Group did use its best efforts to locate a new investor for the final 1,400,000 shares, however given the fact that Aspen Group during that same timeframe was selling its own common stock at $0.35 per share, it was not able to find any buyers who would pay $0.50 per share. Also, Aspen Group’s obligation to locate a new purchaser expired under the terms of the April Agreement after 180 days, which have long passed. Under the terms of the April Agreement, the Plaintiffs agreed not to file suit against Aspen Group, Aspen and their officers and directors, unless sued by Aspen Group or Aspen. Aspen Group and Aspen University have never sued the Plaintiffs. Accordingly, Aspen Group believes that both breach of contract claims are entirely baseless.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the Bulletin Board, under the symbol “ASPU.” Since March 31, 2011, Aspen Group’s common stock has been quoted on the Bulletin Board. The last reported sale price of Aspen’s common stock as reported by the Bulletin Board on March 14, 2013 was $0.42. As of March 14, 2013, we had 238 record holders. The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices (1)(2)
Year	Quarter Ended	High	Low

2012	December 31	$2.85	$0.70
	September 30	$3.75	$2.91
	June 30	$3.75	$3.75
	March 31	$6.50	$3.28

2011	December 31	$6.50	$6.50
	September 30	$6.50	$6.50
	June 30	$6.50	$6.25
	March 31	$0.0208	$0.0208
__________
(1)	All prices give effect to a 12-for-1 forward stock split effected in June 2011.
(2)	All prices give effect to a 1-for-2.5 reverse stock split effected in February 2012.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933, or the Securities Act.  On December 31, 2012, we sold $45,000 of units containing a total of 128,571 shares of common stock and 64,287 five-year warrants exercisable at $0.50 per share in a private placement offering to three accredited investors.  The investors acquired the securities for investment, there was no general solicitation and all investor were accredited. Each investor had a pre-existing relationship with Aspen Group.  The securities were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

Equity Compensation Plan Information.

See page 55 for a discussion of Aspen Group’s equity compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report as well as other matters over which we have no control.  Our actual results may differ materially.   See “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that 87% of our full-time degree-seeking students (as of December 31, 2012) are enrolled in a graduate degree program (master or doctorate degree program).  According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors.  As of December 31, 2012, 1,681 students were enrolled as full-time degree seeking students with 1,467 of those students or 87% in a master or doctoral graduate degree program.  In addition, a further 872 students are engaged in part time programs, such as continuing education courses and certificate level programs. Therefore, Aspen’s student body totaled 2,553 as of December 31, 2012.

Among online, for-profit universities, Aspen ranks among the leaders relative to the closely analyzed industry metrics such as high student graduation rates, high student course completion rates and low revenue exposure to DOE federal student financial aid Title IV programs. During 2012, Aspen had a student graduation rate of 58%, and a student course completion rate of 90% (calculated in accordance with DETC guidelines which is the average completion rate of students in our top 10 most popular courses), a federal student financial aid Title IV program participation rate of only 18% of revenues (this rate was calculated in accordance with the DOE regulations with revenues calculated on a cash basis). While most publicly-traded for-profit universities are near the 90/10 Title IV ratio limit, Aspen’s ratio is only 18%.

Enrollments

Degree-seeking student enrollments increased by 37% during 2012, from 1,477 to 2,024 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 273% in 2012, from 71 students to 265 students. Part-time students enrolled as of March 31, 2012 were 529 students, an increase of 7% from 496 part-time students at year-end 2011.

Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenue

Revenue for the year ended December 31, 2012 increased to $5,017,213 from $4,477,931 for the year ended December 31, 2011, an increase of 12%. The increase is primarily attributable to the growth in Aspen student enrollments as revenues from full-time degree-seeking students increased to $2,684,930 from $2,395,440, an increase of 12%. Of particular note, revenues from Aspen’s Nursing degree program, which is included in the revenue amount discussed in the preceding sentence, increased to $409,938 from $124,113, an increase of 230%. Meanwhile, the revenue Aspen derives from its third-party sourced corporate-sponsored employee certificate programs and part-time degree programs rose to $2,332,283 from $2,082,491, an increase of 12%.

Our 2012 and 2011 revenues were impacted by the 2010 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011.  The Legacy Tuition Plan had students paying full-rate tuition for a degree program’s first 4 courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course).  Specifically, the Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of December 31, 2012, 44% of our full-time degree-seeking students are still enrolled under the Legacy Tuition Plan. However, as the table below demonstrates, the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily over the course of 2012 as the population of full-time degree-seeking students paying regular tuition rates increased by 188% and the population of Legacy Tuition Plan students fell by 36%.  Accordingly, much as 2012 was affected negatively by the lingering impact of the Legacy Tuition Plan, 2013 revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2013, and on a quarterly basis to be immaterial no later than the second quarter of 2013.

The following table represents certain metrics regarding Aspen’s full-time degree seeking students.  The revenue numbers are for tuition only and do not include fees.

Full-Time Degree Seeking Student Metrics (unaudited)

	1Q12	2Q12	3Q12	4Q12

Regular Rate Students	437	551	724	949

Legacy Tuition Plan Students:
- Legacy Tuition Plan Students	1,051	951	861	732
- % Legacy Tuition Plan Class Starts	67%	56%	45%	36%
- % Legacy Tuition Plan Tuition Revenue	41%	28%	17%	10%
- % Legacy Tuition Plan Tuition Gross Profit	35%	23%	12%	6%

Average Tuition Per Course	$463	$512	$537	$653

Total Full time Degree Students	1,488	1,502	1,585	1,681

Separately, Aspen’s largest corporate customer was Verizon, predominantly in the tri-state region (NY, NJ, CT), representing 29% of our revenues in 2012 and 45% in 2011. Because of the payments we make to our third-party business development partner in connection with the referrals of corporate customers, our gross margins from corporate customer revenues are substantially less.  Deducting these payments, Verizon accounted for only 6% and 11% of our net revenues for 2012 and 2011, respectively.

In 2012, Aspen’s Verizon revenues were significantly affected in the second half of the year by the impact of Hurricane Sandy as Verizon employees were wholly focused on reconstruction efforts to return damaged infrastructure to operation. Verizon’s net revenue contribution in the second half of 2012 fell to 3% as revenues contracted at a 70% year/year rate versus a year/year growth rate of 9% during the first half of 2012 when the net revenue contribution was 11%. Management expects Verizon’s net revenue contribution to be immaterial in 2013. This is a planned, long-term strategic shift in which Aspen has decided to de-emphasize third-party-sourced corporate employee certificate programs in favor of launching its own internal marketing efforts for such programs in 2013. The first certificate program planned to be launched in early-April through Aspen’s internal marketing department is the Certificate in Internet Marketing.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the year ended December 31, 2012 rose to $2,926,837 from $2,200,034 for the year ended December 31, 2011, an increase of 33%. The increase is primarily attributable to higher charges associated with non-capitalizable courseware costs and payments to faculty due to the increase in class completions.  As student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its full-time degree-seeking student enrollments, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenues.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the year ended December 31, 2012 declined to $2,090,376 from $2,277,897 for the year ended December 31, 2011, a decrease of 8%. Gross profit from Aspen’s full-time degree-seeking students declined to $1,785,030 for the year ended December 31, 2011 from $1,946,899 for the year ended December 31, 2011, a decrease of 8%.  The timing impact of the Legacy Tuition Plan was experienced in the second half of 2012 as Aspen’s gross profit from full-time degree-seeking students fell at a year/year rate of 14% versus a 1% decline during the first half of 2012.   This is because the second half of 2011 was affected by a large number of Legacy Tuition Plan students completing their initial four courses which contributed gross profits in contrast to later periods with a lower number of initial four courses taken by Legacy Tuition Plan students.  After the initial four courses, gross profit from the Legacy Tuition Plan is immaterial. Gross profit growth is expected in 2013 as new full-time degree-seeking student enrollments increase and Legacy Tuition Plan students represent a shrinking portion of the total full-time degree-seeking student population.  Gross profit from Aspen’s third-party corporate employee certificate programs and part-time degree programs declined to $305,346 for the year ended December 31, 2012 from $330,998 for the year ended December 31, 2011, a decrease of 8%.  The timing impact of Hurricane Sandy was experienced in the second half of 2012 as Aspen’s gross profit from third-party corporate employee certificate programs and part-time degree programs fell at a year/year rate of 44% versus a year/year growth rate of 35% during the first half of 2012. Gross profit growth in 2013 should benefit from the growing number of regular rate students, the de-emphasis of low-margin third-party-sourced corporate employee certificate programs and the ramp-up of Aspen’s own certificate programs.

Marketing and Promotional

Marketing and promotional costs for the year ended December 31, 2012 increased to $1,442,128 from $515,362 for the year ended December 31, 2011, an increase of 180%. The increase is primarily attributable to expenses related to the launch and operation of Aspen's new marketing and student enrollment program.  With Aspen’s strategy of proprietary lead generation driving higher marketing and promotional spending levels, it is highly likely that these expenditures will increase in 2013 over 2012 levels. Factors serving to mitigate the expected increase include possible economies realized in cost per lead as well as the yield realized in terms of higher enrollments per unit of marketing and promotional spending.  While such economies were realized in 2012, we cannot assure you that we will realize further economies of scale in 2013.

General and Administrative

General and administrative costs for the year ended December 31, 2012 increased to $5,404,325 from $3,593,956 for the year ended December 31, 2011, an increase of 50%.  The most significant factor is the higher employment level as Aspen increased staffing to support its growth objectives. To that end, payroll costs for the period rose to $2,716,302 from the prior year period’s $1,596,711, an increase of 70%. Separately, professional fees for the period rose to $920,086 from $583,416, an increase of 58%. Within professional fees, accounting fees for the period rose to $509,711 from $58,707, a 768% increase, while legal fees for the period declined to $395,375 from $523,233, a 24% decrease. Activities supported by the increased level of professional fees were reverse merger regulatory filings with the DOE and the DETC, post-reverse merger regulatory filings with the DOE, the filing of the Super 8-K and Form 10-Qs with the SEC, along with our capital raising and other transactional activities. Relative to the professional fees incurred a total of $702,093 is non-recurring (accounting, $340,778; legal, $361,315). We expect professional fees to decline in 2013, particularly as Aspen Group’s auditors have agreed to a flat-fee arrangement. Apart from payroll costs and professional fees, bad debt expense for the period rose to $302,952 from $21,200, an increase of 1,329%, as the payment performance of Aspen’s third-party corporate employee certificate programs and part-time degree programs has suffered and management took steps to ensure the conservative presentation of our consolidated financial statements. Separately, general and administrative costs in 2012 reflected non-cash stock-based compensation expense of $347,657 as Aspen Group's board of directors approved an option program on March 13, 2012. Based on grants made to date, non-cash stock-based compensation expense should be $374,091 in 2013. We expect to recognize an additional $606,807 of non-cash stock-based compensation through December 31, 2016.  Excluding payroll, professional fees, bad debt expense and non-cash stock-based compensation expense, general and administrative costs for the year ended December 31, 2012 declined to $1,117,328 from $1,392,631, a decrease of 20%.

Overall general and administrative costs are expected to experience moderate growth in 2013 from 2012 as the cost associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will increase in 2013.  It is not feasible to quantify these future costs.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.35/share based on the financing by Aspen that closed September 28, 2012, a non-cash valuation reserve expense of $502,315 was recorded for the year ended December 31, 2012.

Depreciation and Amortization

Depreciation and amortization costs for the year ended December 31, 2012 rose to $397,923 from $264,082 for the year ended December 31, 2011, an increase of 51%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2012 declined to an expense of ($354,418) from an expense of ($40,070), a decrease of $314,348. The decrease is primarily attributable to interest expense related to the issuance of $2,006,000 in convertible notes payable during the period along with the amortization of debt issue costs. On the closing of the financing on September 28, 2012, the convertible notes were converted into common shares at a per share price of $0.3325.

Income Taxes

Income taxes expense (benefit) for the year ended December 31, 2012 and the year ended December 31, 2011 were $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss allocable to common stockholders for the year ended December 31, 2012 widened to ($6,048,113) from ($2,222,899) for the year ended December 31, 2011, an increase of 172%. The increase is primarily attributable to depressed returns as Aspen transitions through the impact of the Legacy Tuition Plan, incurs the budgeted employee, infrastructure and marketing costs associated with Aspen's new programs to sustain future growth and experienced the non-recurring impact of Aspen Group's costs related to becoming a public-traded entity.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of Aspen Group nor is it intended to be predictive of potential future results.  Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on Adjusted EBITDA, a non-GAAP financial measure. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison.

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before preferred dividends, interest expense, income taxes, collateral valuation adjustment, bad debt expense, depreciation & amortization, and amortization of stock-based compensation.  Aspen Group excludes stock based compensation because our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP.   We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between Aspen Group and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measure to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss) allocable to common stockholders, a GAAP financial measure:

	1Q12	2Q12	3Q12	4Q12	2012

Net income/(loss) allocable to common stockholders	$(1,827,046)	$(1,664,733)	$(1,721,976)	$(834,358)	$(6,048,113)
Accretion of preferred dividends	37,379	0	0	0	37,379
Interest Expense, net	2,289	127,702	229,084	1,222	360,297
Collateral Valuation Adjustment	0	309,116	193,198	0	502,315
Bad Debt Expense	32,955	51,521	113,476	105,000	302,952
Depreciation & Amortization	89,749	96,188	103,738	108,248	397,923
Stock-based compensation expense	66,104	47,020	63,547	170,986	347,657
Adjusted EBITDA (Loss)	$(1,598,570)	$(1,033,186)	$(1,018,933)	$(448,902)	$(4,099,590)

Over the course of 2012, Aspen Group narrowed the Adjusted EBITDA loss as a result of the 188% increase in the number of full-rate tuition students and the 36% decrease in the number of Legacy Tuition Plan students, a shift that lifted average realized per-course tuition from $463 in the first quarter of 2012 to $653 in the fourth quarter of 2012 - a 41% increase.

The impact of the Collateral Valuation Adjustment will be confined to 2012 if the market price of Aspen Group shares remains at or above the current $0.35/share valuation level.  As of the filing date of this report, Aspen Group had reduced its line of credit balance from $250,000 to $100.  In 2013, the amount of interest expense is not expected to increase over 2012 levels. As Aspen Group de-emphasizes third-party sourced certificate programs, the level of Bad Debt Expense is likely to be reduced.

The above factors along with higher numbers of full-rate tuition degree-seeking students are expected to deliver a positive Adjusted EBITDA performance in the third quarter of 2013.

Capital Resources and Liquidity

Net cash used in operating activities during the year ended December 31, 2012 totaled ($4,403,361) and resulted primarily from a net loss of ($6,010,734) offset by non-cash items of $1,965,955 and a net change in operating assets and liabilities of ($358,582). Net cash from operating activities include non-recurring expenses of $702,093 which comprised of professional fees.

Net cash used in investing activities during the year ended December 31, 2012 totaled ($619,801) and resulted primarily from capitalized technology expenditures of ($505,146) and a net increase of restricted cash of ($264,992), offset by officer loan repayments received of $150,000.

Net cash provided by financing activities during the year ended December 31, 2012 totaled $4,901,548 which resulted primarily from proceeds from the net issuance of debt and equity securities and warrants of $5,370,021 offset by issuance costs of ($266,473) and the repurchase of treasury shares of ($202,000).

In May 2011, Aspen had approximately $200,000 in cash when its new management team joined it in connection with the EGC merger.  From June 2010 through the time of the EGC merger, Aspen had received $1,390,500 from the Legacy Tuition Plan which was designed to increase immediate cash flow at the expense of future cash flow.  To sustain its operations, Aspen raised $328,000 from the sale of convertible notes and $3,469,985 from the sale of convertible preferred stock at prices ranging from approximately $0.95 to $1.00 per share.  Funds were used to repurchase $740,000 of common stock pursuant to a prior obligation, to repay $165,000 to investors who purchased Aspen common stock in prior years resulting from violation of state securities laws registration provisions, to repurchase $21,200 of common stock to investors requesting a return of their investments, and $2,871,785 for general corporate purposes including working capital.

We do not anticipate generating positive cash flow from operations until approximately the third quarter of 2013. As of the filing date of this report, we had $806,441 in available cash.  As discussed above, we anticipate our marketing and regulatory costs will increase.

To ensure we have enough cash to support our working capital needs, we plan to raise additional working capital.  As of the filing date of this report, we have raised $565,000 in 2013. In March 2013, we entered into an engagement agreement with Laidlaw & Company (UK) Ltd., which agreed to use its best efforts to raise up to $770,000 of units of shares of common stock and warrants.

We expect to spend $250,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities, academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development and the amount of capital raised, our capital expenditures may be less than anticipated.

Critical Accounting Policies and Estimates

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by Aspen online as well as from related educational resources that Aspen provides to its students, such as access to our online materials and learning management system.  Tuition revenue is recognized pro-rata over the applicable period of instruction.  Aspen maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods.  Certain states in which students reside impose separate, mandatory refund policies, which override Aspen’s policy to the extent in conflict.  If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, Aspen recognizes as revenue the tuition that was not refunded.  Since Aspen recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under Aspen’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded.  Aspen’s educational programs have starting and ending dates that differ from its fiscal quarters.  Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred.  Aspen also charges students annual fees for library, technology and other services, which are recognized over the related service period.  Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets.  Other revenues may be recognized as sales occur or services are performed.

Aspen enters into certain revenue sharing arrangements with consultants whereby the consultants will develop course content primarily for technology related courses, recommend, but not select, faculty, lease equipment on behalf of Aspen for instructional purposes for the on-site laboratory portion of distance learning courses and make introductions to corporate and government sponsoring organizations who provide students for the courses.  Aspen has evaluated ASC 605-45 "Principal Agent Considerations" and determined that there are more indicators than not that Aspen is the primary obligor in the arrangements since Aspen establishes the tuition, interfaces with the student or sponsoring organization, selects the faculty, is responsible for delivering the course, is responsible for issuing any degrees or certificates, and is responsible for collecting the tuition and fees.  The gross tuition and fees are included in revenues while the revenue sharing payments are included in instructional costs and services, an operating expense.

Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses.  The most common payment option for Aspen’s students is personal funds or payment made on their behalf by an employer.  In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option.  If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course.  If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain.  In this case, Aspen must collect the receivable using the student’s second payment option.

For accounts receivable from students, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees.  Aspen determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status.  Aspen applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status.  Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible.  Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

For accounts receivable from primary payors other than students, Aspen estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.  In these cases, Aspen uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected.  These specific allowances are re-evaluated and adjusted as additional information is received.  The amounts calculated are analyzed to determine the total amount of the allowance.  Aspen may also record a general allowance as necessary.

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts.

Related Party Transactions

At December 31, 2012, we included as a long term asset an account receivable of $270,478 net of an allowance of $502,315 from our former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this sum.

In March 2012, we issued a $300,000 convertible note to Mr. Michael Mathews, our Chief Executive Officer, in consideration for a $300,000 loan. The note was originally due March 31, 2013, but was amended to extend the due date to August 31, 2013. The note bears interest at 0.19% per annum and is convertible at $1.00 per share. In August 2012, we issued a $300,000 convertible note to Mr. Mathews in consideration for an additional $300,000 loan.  The note was originally a demand note, but was amended to extend the due date to August 31, 2014.  The note bears interest at 5% per annum and is convertible at $0.35 per share.

See Note 15 to our consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity, Adjusted EBITDA, cash flows from operations, capital expenditures, expected number of students under the Legacy Tuition Plan, 2013 revenue and gross profit growth.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Internal Control over Financial Reporting

Based upon SEC interpretations and discussions with the Staff of the SEC, we concluded that we were not required to include management’s assessment or an attestation report of our independent registered public accounting firm.  Thus, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following executive officers and directors were appointed to their current positions with Aspen Group listed in the table in connection with the Reverse Merger. Except for Sanford Rich, who was appointed a director effective with the closing of the Reverse Merger, each person listed in the table had identical positions with Aspen.

Name	Age	Position

Michael Mathews	51	Chief Executive Officer and Chairman of the Board
Gerald Williams	59	President
David Garrity	52	Chief Financial Officer
Angela Siegel	33	Executive Vice President of Marketing
Michael D’Anton	55	Director
C. James Jensen	72	Director
David Pasi	52	Director
Sanford Rich	55	Director
John Scheibelhoffer	51	Director
Paul Schneier	62	Director

Michael Mathews has served as Aspen’s Chief Executive Officer and a director since May 2011. He served as Chief Executive Officer of interclick, inc. (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011. From June 2007 until it was acquired by Yahoo, Inc. (NASDAQ: YHOO) in December 2011, Mr. Mathews also served as a director of interclick. From May 15, 2008 until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of interclick. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. From March 2011 until October 2012, Mr. Mathews served as the Chairman and a consultant (and from December 1, 2011 through March 19, 2012 as Executive Chairman) for Wizard World, Inc. (Other OTC: WIZD). Mr. Mathews was selected to serve as a director due to his track record of success in managing early stage and growing businesses, his extensive knowledge of the Internet marketing industry and his knowledge of running and serving on the boards of public companies.

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

David Garrity has served as Aspen’s Chief Financial Officer since June 2011. He served as Chief Financial Officer of interclick from June 30, 2008 until August 14, 2009 and as a member of interclick’s board of directors from June 9, 2008 until June 5, 2009. Through GVA Research LLC, a company he controls, Mr. Garrity provides consulting services to organizations such as the World Bank Group and offers expert commentary on technology sector developments to CNBC, Bloomberg TV and other media networks. Mr. Garrity holds Series 7, 24, 63, 79, 86 & 87 securities licenses and is affiliated with Whitemarsh Capital Advisors, LLC, a Financial Industry Regulatory Authority, Inc., or FINRA, member firm. From 2006 to 2008, Mr. Garrity served as Managing Director and Director of Research for Dinosaur Securities, LLC. In 2006, Mr. Garrity was fined $10,000 and suspended for 45 days from associating with a FINRA member firm for certain inadvertent violations of FINRA's rules unrelated to fraud or any customer complaints. Mr. Garrity consented to the sanctions without admitting or denying FINRA's findings.

Angela Siegel has served as Aspen’s Executive Vice President of Marketing since January 1, 2012. Ms. Siegel has responsibility for the online lead generation and the Office of Enrollment. From July 2010 until December 2011, Ms. Siegel was the Director of Compliance and Enrollment Analytics at Ward Media, Inc., or Ward, a lead generation marketing agency. From January 2010 until July 2010, Ms. Siegel was the Chief Marketing Officer at the Jack Welch Management Institute at Chancellor University. From October 2008 until January 2010, Ms. Siegel was the Director of Enrollment Marketing at Ward. From July 2004 until October 2008, Ms. Siegel was the Online Marketing Manager at Grand Canyon Education, Inc. (NASDAQ: LOPE), a regionally accredited provider of post-secondary education including online as well as traditional ground programs.

Michael D’Anton has served as a director of Aspen for approximately six years.  Since 1988, Dr. D’Anton has been an ENT physician and surgeon at ENT Allergy Associates.  Dr. D’Anton was selected as a director for his experience in growing and running a successful surgery center and his knowledge of Aspen from serving as a director prior to the Reverse Merger.

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

David Pasi has served as a director of Aspen since May 2011.  Since December 2010, Mr. Pasi has been a registered investment advisor under Delta Financial Group.  From August 2008 until August 2010, Mr. Pasi was a risk manager at Credit Suisse.  From January 2004 until June 2008, Mr. Pasi was the risk manager at Citigroup, Inc.  Mr. Pasi was selected as a designee of Mr. Spada in connection with the EGC Merger.  Because of his finance background, Mr. Pasi was selected as a director.

Sanford Rich has served as a director since March 13, 2012. In November 2012, Mr. Rich began serving as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation.    From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick from August 28, 2007 until June 5, 2009.  Since January 2008, Mr. Rich has served as Managing Director of Whitemarsh Capital Advisors, a broker-dealer.  From May 2008 to February 2009, Mr. Rich was a Managing Director with Matrix USA LLC, a broker-dealer. From 1995 until January 2008, Mr. Rich was the Senior Vice President of Investments, a Portfolio Manager and a Specialist Manager of High Yield and Convertible Securities Portfolios for institutions at GEM Capital Management, Inc.  Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTC BB: ITCC).  Mr. Rich was selected as a director for his 32 years of experience in the financial sector and because he is independent and has experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of Aspen for approximately six years.  Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT Allergy Associates. Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen from serving as a director member prior to the EGC Merger.

Paul Schneier has served as a director of Aspen for approximately five years. Since April 2007, Mr. Schneier has been a Division President at PulteGroup, Inc. (NYSE: PHM), a homebuilding company.  Prior to that, Mr. Schneier was a Division President at Beazer Homes USA, Inc. (NYSE: BZEH), a homebuilding company.  Mr. Schneier was selected to serve as a director because of his management background.

Brad Powers served as our Chief Marketing Officer until March 1, 2013.

Except for Dr. D’Anton and Mr. Pasi, who are brother-in-laws, there are no family relationships among our directors and/or executive officers.

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has, and appoints the members of the Audit Committee and the Compensation Committee.  The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation

Michael Mathews
Michael D’Anton	✓
C. James Jensen	✓	✓	Chairman
David Pasi	✓	✓
Sanford Rich	✓	Chairman
John Scheibelhoffer	✓		✓
Paul Schneier	✓		✓

Director Independence

We currently have seven directors serving on our Board.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE MKT, all of our directors except Mr. Mathews are independent.

Board Committees and Charters

The members of the Audit Committee are Sanford Rich, Chairman, David Pasi and C. James Jensen.  Our Board has determined that each of the members are independent in accordance with the independence standards for audit committees under the NYSE MKT listing rules. The Board has also determined that Mr. Rich is an “Audit Committee Financial Expert.”  The Audit Committee has a written charter approved by the Board.

The members of the Compensation Committee are Mr. Jensen, Chairman, Paul Schneier and John Scheibelhoffer, MD.

Our Board is expected to appoint a Nominating Committee, and to adopt charters relative to the Compensation Committee and the Nominating Committee, in the future. We intend to appoint such persons to the Nominating Committee of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy, without charge, to anyone that requests one in writing to Aspen Group, Inc. 224 West 30th Street, Suite 604, New York, New York 10001, Attention: Corporate Secretary.

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

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks.  Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting us are our ability to grow our business with our current cash balance and manage our expected growth consistent with regulatory oversight.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●
Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

●
A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term company results.

●	Awards are not tied to formulas that could focus executives on specific short-term outcomes;

●	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

●
Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Section 16(a) Beneficial Ownership Reporting Compliance.

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.  We refer to these persons as the “Named Executive Officers.”

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f) (1)	Total ($)(j)

Michael Mathews (2)	2012	265,702	1,286,880	1,552,582
Chief Executive Officer	2011	125,000	0	125,000

David Garrity (3)	2012	264,269	70,000	334,269
Chief Financial Officer

Brad Powers (4)	2012	264,520	70,000	334,520
Former Chief Marketing Officer

(1)   These amounts do not reflect the actual economic value realized by the Named Executive Officers. In accordance with SEC rules, this column represents the grant date fair value of awards, in accordance with applicable accounting guidance related to stock-based compensation. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(2)   Salary for 2011 includes $62,500 of deferred base salary which as of December 31, 2012 remained unpaid.   Includes 455,577 options accepted in lieu of $159,452 of cash salary.

(3)   Salary includes 302,674 options accepted in lieu of $105,936 of cash salary.

(4)   Salary includes 422,439 options accepted in lieu of $147,854 of cash salary.

Executive Employment Agreements

Each of the Employment Agreements described below was entered into by Aspen prior to the Reverse Merger.  Aspen Group assumed each agreement effective with the closing of the Reverse Merger, and all option grants and common stock issued as performance bonuses will be of Aspen Group.  Each person’s title with Aspen is identical with Aspen Group. See the discussion at page 53 of this report concerning amendments to all Employment Agreements except Ms. Siegel.

Michael Mathews. Effective on July 5, 2011, Aspen entered into a four-year Employment Agreement with Michael Mathews to serve as its Chief Executive Officer. The Employment Agreement provides that Mr. Mathews will receive a base salary of $250,000 per year, which will be increased by at least 10% annually. In addition to a base salary, Mr. Mathews is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in common stock. If performance milestones are met, Mr. Mathews’ bonus will be 100% of his base salary for the year the milestone was met. If Mr. Mathews and a majority of the Board are unable to mutually agree on performance milestones, Mr. Mathews will receive a guaranteed bonus for that fiscal year of no less than 15% of his base salary. In 2012, no performance milestones were set and Mr. Mathews waived his right to a guaranteed annual performance bonus. Additionally, in March 2012, Mr. Mathews was granted 300,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share vesting over a three-year period. In December 2012, the options were re-priced to $0.35 per share.

David Garrity. Effective on June 9, 2011, Aspen entered into a four-year Employment Agreement with David Garrity to serve as its Chief Financial Officer. In accordance with the Employment Agreement, from June 9, 2011 through July 4, 2011, Mr. Garrity was paid a fee in lieu of salary at a rate of $10,000 per month pursuant to a separate Consulting Agreement with Mr. Garrity. From July 4 until September 30, 2011, Aspen paid Mr. Garrity $10,000 per month (a rate of $125,000 per annum). Under his Employment Agreement, from October 1, 2011, Mr. Garrity was to be paid at the rate of $250,000 per year, which will be increased by at least 10% annually. In addition to a base salary, Mr. Garrity is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in Aspen common stock. If performance milestones are met, Mr. Garrity’s bonus will be 100% of his base salary for the year the milestone was met. If Mr. Garrity and a majority of the Board are unable to mutually agree on performance milestones, Mr. Garrity will receive a guaranteed bonus for that fiscal year of no less than 15% of his base salary. In 2012, no performance milestones were set and Mr. Garrity waived his right to a guaranteed annual performance bonus. Additionally, in March 2012, Mr. Garrity was granted 200,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share vesting over a three-year period. In December 2012, the options were re-priced to $0.35 per share.

Brad Powers.  Effective on July 5, 2011, Aspen entered into a four-year Employment Agreement with Brad Powers to serve as its Chief Marketing Officer.  In accordance with the Employment Agreement, Mr. Powers was to be paid a base salary of $250,000 per year.  In March 2012, Mr. Powers was granted 200,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share vesting over a three-year period.  In December 2012, the options were re-priced to $0.35 per share.

Effective March 1, 2013, Brad Powers resigned as Chief Marketing Officer and as an employee of Aspen Group in order to pursue other business ventures.  Mr. Powers has agreed to provide consulting services to Aspen Group for a two-year period.  Under a Consulting Agreement, Mr. Powers will receive a fee of $100,000 per year and his outstanding stock options will continue to vest as originally in accordance with their terms provided that Mr. Powers is providing consulting services.  Mr. Powers’ Employment Agreement described above has been terminated.

Gerald Williams.   Effective January 1, 2012, Aspen entered into a five-year Employment Agreement with Dr. Gerald Williams to serve as its President.  In accordance with the Employment Agreement, Dr. Williams was to be paid a base salary of $150,000 per year.  In addition to base salary, Dr. Williams is eligible to receive an annual performance bonus in an amount equal to 50% of his then-current base salary, based upon the achievement of pre-established performance milestones mutually agreed upon by him and the Chief Executive Officer.  One-half of the annual bonus is to be paid in cash and the remaining is to be paid in common stock. In 2012, no performance milestones were set and Dr. Williams waived his right to an annual performance bonus.  Additionally, in March 2012, Dr. Williams was granted 200,000 five-year options to purchase shares of Aspen Group common stock at $1.00 per share vesting over a three-year period.  In December 2012, the options were re-priced to $0.35 per share.

Angela Siegel.  Effective January 1, 2012, Aspen entered into a five-year Employment Agreement with Angela Siegel to serve as its Executive Vice President, Marketing. In accordance with the Employment Agreement, Ms. Siegel is paid a base salary of $150,000 per year.  In addition to base salary, Ms. Siegel is eligible to receive an annual performance bonus in an amount equal to 50% of her then-current base salary, based upon the achievement of pre-established performance milestones mutually agreed upon by her and the Chief Executive Officer.  In 2012, no performance milestones were set and Ms. Siegel waived her right to an annual performance bonus.  Additionally, in March 2012, Ms. Siegel was granted 150,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share and vesting over a three-year period.  In December 2012, the options were re-priced to $0.35 per share.

Amendments to Employment Agreements

On December 31, 2011, Messrs. Michael Mathews and Brad Powers, our Chief Executive Officer and then Chief Marketing Officer, respectively, entered into amendments to their Employment Agreements waiving 50% of their salaries that would have otherwise accrued ($62,500 each). Additionally, effective January 1, 2012, they agreed to defer 50% of their base salaries until such time as Mr. Mathews or our Board determine that we have sufficient cash flow to pay the previously agreed upon amount.  As of August 31, 2012, these executives and our Board agreed to continue deferring their salaries until December 31, 2012.    Separately, Mr. David Garrity, our Chief Financial Officer, effective April 1, 2012 deferred 40% of his base salary.   At the same date, Mr. Michael Mathews deferred 60% of his base salary.  In consideration for deferring their salaries, Messrs. Mathews, Powers and Garrity were granted 288,911, 255,773 and 136,008 fully-vested five-year stock options, respectively, exercisable at $0.35 per share to settle deferred salaries.

As of August 31, 2012, Messrs. Michael Mathews, Brad Powers, David Garrity, and Gerald Williams, our Academic President, agreed to reduce their base salaries to $100,000 per year for the remainder of 2012.  In consideration for reducing their salaries, Messrs. Mathews, Powers and Garrity were each granted 166,666 stock options and Dr. Williams was granted 47,620 stock options.  These stock options are exercisable at $0.35 per share and vested in four equal installments at the end of each month of 2012, beginning on September 30, 2012.

Our Board approved the option grants in the two above paragraphs on October 23, 2012.  The Board also granted Dr. Williams a $45,000 bonus on October 23, 2012.  On September 4, 2012, our Board granted Mr. Mathews up to 2,900,000 five-year options exercisable at $0.35 per share and vesting in equal annual increments over four years with the first vesting date being September 4, 2013.

Termination Provisions

The table below describes the severance payments that our executive officers are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, for Good Reason, a change of control and the non-renewal of their employment at the discretion of Aspen Group.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Michael Mathews	Gerald Williams	David Garrity	Angela Siegel

Death or Total Disability	Six months base salary	Three months base salary	Six months base salary	Six months base salary

Dismissal Without Cause or Resignation for Good Reason (1)	12 months base salary (2)	The greater of three months base salary or the remainder of the base salary due under the employment agreement	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement (2)	The greater of six months base salary or the remainder of the base salary due under the employment agreement

Change of Control (3)	None	The greater of three months base salary or the remainder of the base salary due under the employment agreement (3)	The greater of 12 months base salary or the remainder of the base salary due under the employment agreement (2)	The greater of six months base salary or the remainder of the base salary due under the employment agreement.

Expiration of Initial Term and Aspen Group does not renew	12 months base salary (2)	Three months base salary	12 months base salary (2)	Six months base salary
_________
(1)   Generally, Good Reason in the above Agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by Aspen Group under the Employment Agreements.

(2)   Any restricted stock or stock options held by the executive immediately vest upon occurrence of this event.

(3)   Our standard form option agreement provides that all options shall vest in the event of a Change of Control event.  Change of Control generally means a shareholder acquires over 50% of Aspen Group’s total voting power, the sale of substantially all of Aspen Group’s assets, or a merger which results in Aspen Group’s current shareholders owning less than 50% of the surviving entity.

Outstanding Equity Awards At 2012 Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2012.

Outstanding Equity Awards At 2012 Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)

Michael Mathews	0	300,000	(1)	0		0.35	March 15, 2017
	0	2,876,800	(2)	23,200	(2)	0.35	September 4, 2017
	0	500,000	(3)	0		0.35	March 22, 2017
	288,911	0		0		0.35	October 23, 2017
	166,666	0		0		0.35	October 23, 2017

David Garrity	0	200,000	(1)	0		0.35	March 15, 2017
	136,008	0		0		0.35	October 23, 2017
	166,666	0		0		0.35	October 23, 2017

Brad Powers	0	200,000	(1)	0		0.35	March 15, 2017
	255,773	0		0		0.35	October 23, 2017
	166,666	0		0		0.35	October 23, 2017

(1)  The options vest in three equal increments on March 14, 2013, 2014 and 2015.

(2)  The options were subject to Aspen Group raising $3.5 million in its private placement offerings.  As of December 31, 2012, Aspen Group raised a total of $3,472,000 and therefore 2,876,800 options were earned by Mr. Mathews as of that date.  From December 31, 2012 to the filing date of this report, Aspen Group raised an additional $565,000.  As of the filing date of this report, all 2,900,000 options had been earned.  The options vest in equal increments on September 4, 2013, 2014, 2015 and 2016.

(3)  The options vest in three equal increments on March 20, 2013, 2014 and 2015.

Equity Compensation Plan Information

Immediately following the closing of the Reverse Merger, our Board adopted the 2012 Equity Incentive Plan, or the Plan, which provided for 2,500,000 shares to be granted under the Plan. As of September 28, 2012, our Board increased the Plan to 5,600,000 shares and on January 16, 2013, the Board further increased the Plan to 8,000,000 shares.

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

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2012.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders
2012 Equity Incentive Plan (1)	5,600,000	$0.35	0
Non-Plan Options (2)	1,291,167	$0.35	N/A

Total	6,891,167
———————
(1)	Represents options issued under the Plan. Includes 5,176,800 options granted to directors and executive officers.

(2)	Represents options issued outside of the Plan. All of these options were granted to directors and executive officers. In January 2013, the non-plan options were converted into Plan options.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive grants of stock options as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Michael Mathews was not compensated for his service as a director and is omitted from the following table.

Director Compensation for 2012

Name	Option Awards ($) (1)	Total ($)

Michael D’Anton (2)	35,000	35,000
James Jensen (2)	35,000	35,000
David Pasi (2)	35,000	35,000
Sanford Rich (3)	35,000	35,000
John Scheibelhoffer (2)	35,000	35,000
Paul Schneier (2)	35,000	35,000

(1)           The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.  All of the options in this table are exercisable at $0.35 per share.

(2)           Of these options, one-third vested immediately and the remaining vest in equal increments on May 20, 2013 and 2014, subject to continued service as a director on each applicable vesting date.

(3)           These options vest in equal increments on March 15, 2013, 2014 and 2015, subject to continued service as a director on each applicable vesting date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Aspen Group’s common stock beneficially owned as of March 12, 2013 by (i) those persons known by Aspen Group to be owners of more than 5% of its common stock, (ii) each director (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Aspen Group’s executive officers and directors as a group.  Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 224 West 30th Street, Suite 604 New York, New York 10001.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	4,497,837	7.8%
Common Stock	David Garrity (3)	550,609	1.0%
Common Stock	Brad Powers (4)	989,106	1.8%
Directors:
Common Stock	Michael D’Anton (5)	2,213,565	4.0%
Common Stock	James Jensen (6)	705,309	1.3%
Common Stock	David Pasi (7)	350,527	*
Common Stock	Sanford Rich (7)	59,583	*
Common Stock	John Scheibelhoffer (8)	2,165,471	3.9%
Common Stock	Paul Schneier (9)	918,333	1.7%
Common Stock	All directors and executive officers as a group (10 persons) (10)	11,705,370	20.0%

5% Shareholders:
Common Stock	Higher Education Management Group, Inc. (11)(12)	5,177,315	9.3%
________
*   Less than 1%.

(1)            Applicable percentages are based on 55,453,719 shares outstanding as of March 14, 2013 adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes.  Unless otherwise indicated in the footnotes to this table, Aspen Group believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  This table does not include any unvested stock options except for those vesting within 60 days.

(2)            Mr. Mathews is our Chairman and Chief Executive Officer.  Includes: (i) 300,000 shares issuable upon conversion of a $300,000 Note, (ii) 857,143 shares issuable upon the conversion of a second $300,000 Note, (iii) 117,943 shares pledged as collateral for a receivable and (iv) 722,244 vested stock options.

(3)            Mr. Garrity is our Chief Financial Officer. Includes: (i) 369,341 vested stock options and (ii) 25,000 shares underlying warrants.

(4)            Mr. Powers is our former Chief Marketing Officer. Includes 489,106 vested stock options.

(5)            Dr. D’Anton is a director.  Includes 113,358 shares of common stock and 51,429 shares underlying warrants held as custodian for the benefit of Dr. D’Anton’s children. Also includes 96,190 vested stock options.

(6)            Mr. Jenson is a director.  Includes (i) 150,000 shares underlying warrants and (ii) 33,333 vested stock options.

(7)            A director. Includes 33,333 vested stock options.

(8)            Dr. Scheibelhoffer is a director.  Includes 128,121 shares of common stock and 51,429 shares underlying warrants held as custodian for the benefit of Dr. Scheibelhoffer’s children.  Also includes 33,333 vested stock options.

(9)            Mr. Schneier is a director.   Includes (i) 50,000 shares underlying warrants and (ii) 33,333 vested stock options.

(10)          In accordance with SEC rules, includes securities held by executive officers who are not Named Executive Officers.

(11)          Higher Education Management Group, Inc., or HEMG, is an entity controlled by Aspen’s former Chairman, Patrick Spada.  A total of 772,793 shares of Aspen Group common stock are pledged to Aspen to secure payment of $772,793 originally due in December 2013, and now due in 2014.  The shares not pledged to Aspen are subject to a lien which is further described under Item 13 below.

(12)          At inception, Aspen issued all of its 10 million shares of authorized common stock to HEMG. In order to raise money over a five-year period, Aspen sold shares and HEMG relinquished and returned to Aspen’s treasury the number of shares Aspen sold. Due to some clerical errors, 120,500 shares owned by HEMG were not cancelled by Mr. Spada’s personal assistant. Due to this pattern, Aspen does not believe that it sold shares improperly. In support of this, HEMG agreed not to sell 120,500 shares pending resolutions in connection with the April Agreement (described on page 61). Therefore, Aspen Group does not believe that it has any exposure to liability in these manners.  Aspen Group is relying on its transfer records for information concerning HEMG’s beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010-2011, Aspen entered into numerous transactions with its then Chairman, Mr. Patrick Spada, and HEMG, a corporation he controlled. These transactions also occurred prior to 2010. In connection with the audit of Aspen’s financial statements for 2010-2011, Aspen discovered in November 2011 that HEMG had borrowed $2,195,084 from it from 2005 to 2010 without Board authority. In connection with this loan, three of Aspen’s directors pledged 2,209,960 shares of common stock to secure payment of this loan receivable. The directors are Mr. Michael Mathews, our Chairman and Chief Executive Officer, and Drs. Michael D’Anton and John Scheibelhoffer. Aspen believes his claim is baseless and utterly without merit. On August 16, 2012, following a series of discussions with the Staff of the SEC, Aspen Group determined that they should have expensed these amounts rather than report them as a secured receivable. In connection with this consolidated financial statement restatement, the disinterested directors concluded that it would be fundamentally unfair to retain the pledged shares due because the directors in pledging shares understood that the only risk they were taking involved either an unsuccessful suit to collect the receivable or the inability to collect any judgment. Accordingly, the Board concluded that the Pledge Agreement was null and void and directed that the shares be returned to each of the three directors. The three interested directors abstained on the matter.

Previously on September 16, 2011, Aspen, HEMG, and Mr. Spada entered into a series of agreements. In essence, Mr. Spada gave up substantial control he retained including the power to determine when, if ever, Aspen would go public; in exchange he received substantial benefits from Aspen which are described below.

In 2008, HEMG purchased video courses and program rights from Aspen for $1,055,000.  The balance due Aspen on September 16, 2011 was $772,793.  Under one agreement, HEMG pledged 772,793 shares of Series C Preferred Stock, or Series C, which converted to 654,850 shares of Aspen Group’ common stock upon the closing of the Reverse Merger to secure payment of this $772,793.  Due to the approximate 0.847 conversion ratio of the Series C into common stock, the shares of Series C pledged by HEMG were not enough to fully secure the $772,793.  In order to avoid a portion of this loan from being partially written-off, on March 8, 2012, Mr. Mathews pledged an additional 117,943 shares as collateral for the repayment of the this obligation.  Aspen’s Board never authorized entry into the 2008 agreements.  As a result, Aspen’s Board accelerated the due date and declared it immediately due and payable.  In connection with the April Agreement (described on page 61), Aspen agreed to extend the due date to September 30, 2014 and waived any default which had previously arisen.

On September 16, 2011, Aspen exchanged general releases with Mr. Spada/HEMG, and Mr. Spada entered into a modified non-compete agreement where he was permitted to compete with Aspen except with respect to three corporate customers for whom Aspen has an existing commercial relationship with. He also agreed to a two-year confidentiality provision and agreed not to solicit employees for nine months after expiration of the Consulting Agreement. Finally, Aspen entered into an Indemnification Agreement with HEMG on September 16, 2011 agreeing to indemnify it from liability for its actions to the fullest extent permitted by law. The Indemnification Agreement is similar to the form we provide to our directors and executive officers which is a standard form of corporate indemnification agreement.  The Indemnification Agreement is attached as Exhibit 10.13.  Aspen’s Second Amended and Restated Certificate of Incorporation contains a provision which precludes indemnification of expenses from any litigation between Aspen and any officer or director.

Upon discovering the unauthorized borrowings described above, Aspen gave notice of termination of the Consulting Agreement. The undisclosed loan from Dr. Michael D’Anton described above would have also served as cause to terminate the Consulting Agreement.

 Additionally, in connection with the HEMG Agreement, Aspen repaid a loan owed to Mr. Steve Karl, a former employee of Aspen, by Mr. Spada of approximately $16,000.  Aspen also agreed to pay Mr. Karl severance of $75,000 (six months base pay). Additionally, Aspen agreed to pay Mr. Karl’s wife and previously the bookkeeper of Aspen $32,500 (six months base pay) and paid a former bookkeeping consultant $6,000.  When Aspen gave notice of termination of the Consulting Agreement to Mr. Spada, it also gave notice to the Karls that it was terminating its severance obligations (approximately $71,000), given the fact that these employees were responsible for keeping Aspen’s books and records during the timeframes of the unauthorized Spada borrowings.  The Karls responded that they do not agree with Aspen terminating their severance payments.  They have not filed suit against Aspen.

The 4,425,522 shares of Aspen Group’s common stock which HEMG holds that are not pledged to Aspen are subject to a Lock-Up/Leak-Out Agreement which provides that (until March 13, 2014, HEMG and Spada, collectively, are, in any given week, allowed to sell, transfer or otherwise dispose of up to 5% of the total trading volume for Aspen Group’s common stock for the prior 10 trading days not including any days in the week of sale.  The current directors of Aspen Group also signed Lock-Up/Leak-Out Agreements at the same terms as the HEMG Lock-Up/Leak-Out Agreement. Recently Aspen Group was given notice by a creditor that the creditor has a lien for over $1 million owed by HEMG and Spada, which requires that any proceeds of future sales must be used to first satisfy the lien.

Although Mr. Spada is believed to have devoted his full-time services to Aspen, there is no evidence he ever received any salary. For 2010 and 2011, Aspen paid $655,191 of personal expenses on behalf of Mr. Spada.  Aspen issued to Mr. Spada and HEMG two 1099s in relation to 2011 for $119,800 and $320,935, respectively.  No 1099s were issued to HEMG or Mr. Spada prior to 2011, and the difference was added to the loan receivable. In 2012, Aspen Group issued Mr. Spada an amended 1099 for 2011 which included the full amount of the borrowed funds.

On September 16, 2011, Mr. Spada sold 3,769,150 shares of Series C (equivalent to 3,193,906 shares of common stock of Aspen Group) for $1,000,000 or approximately $0.265 per share (or the equivalent of $0.313 per share of Aspen Group’s common stock).  Mr. Mathews was one of the purchasers; other purchasers included Mr. David Garrity, Aspen’s Chief Financial Officer, and Michael D’Anton, MD, Mr. C. James Jensen and John Scheibelhoffer MD who are directors. On September 21, 2011, Aspen lent $238,210 to Mr. Mathews to allow him to acquire Series C from HEMG.  The loan was for a nine month period with 3% per annum interest and was guaranteed by Mr. Mathews’ wife and secured by a pledge of 40,000 shares of interclick, inc. common stock owned by Mr. Mathews. Mr. Mathews repaid the loan in December 2011. In December 2011, Aspen lent Mr. Brad Powers, our former Chief Marketing Officer, $150,000 in exchange for a promissory note bearing 3% per annum interest due September 14, 2012.  As collateral, the note was secured by 500,000 shares of Aspen’s common stock.  The loan was repaid in February 2012.

On August 14, 2012, Mr. Mathews loaned Aspen Group $300,000 in exchange for a convertible demand note bearing interest at 5% per annum. The note is convertible at $0.35 per share, and the due date was extended until August 31, 2014.  In March 2012, Mr. Mathews loaned Aspen $300,000 in exchange for a convertible note bearing interest at 0.19% per annum.  The note is convertible at $1.00 per share, and the due date has been extended to August 31, 2014.

During 2009, Aspen received a loan of $50,000 from the brother of Mr. Spada, the former Chairman.  During 2011 and 2010, the loans were non-interest bearing demand loans.  In February 2012, the lender agreed to convert the loan into a two-year convertible note payable convertible at $1.00 per share.

In May 2011, the following investments in Aspen’s Series A or Series A Preferred Stock offering were made directly or indirectly by our officers and/or directors:

●	David Pasi invested $30,000 for 31,500 shares of Series A.

●	Sanford Rich, who was not affiliated with Aspen at the time, invested $25,000 for 26,250 shares of Series A.

●	C. James Jensen invested $50,000 for 52,500 shares of Series A.

●	Michael Mathews invested $150,000 for 157,500 shares of Series A.

●	David Garrity, who was not affiliated with Aspen at the time, invested $25,000 for 26,250 shares of Series A.

●	In May 2011, the following investments in Aspen’s Series B Preferred Stock, or Series B, offering were made directly or indirectly by officers and/or directors:

●	Michael Mathews invested $50,000 for 52,631 shares of Series B.

●	John Scheibelhoffer invested $31,500 for 33,157 shares of Series B.

●	Michael D’Anton invested $7,500 for 7,894 shares of Series B.

●	In September 2011, the following investments in Series C were made directly or indirectly by officers and/or directors:

●	John Scheibelhoffer invested $50,000 for 188,457 shares of Series C.

●	Michael D’Anton invested $50,000 for 188,457 shares of Series C.

●	C. James Jensen invested $53,062 for 200,000 shares of Series C.

●	David E. Pasi invested $50,000 for 188,457 shares of Series C.

●	David Garrity invested $25,053 for 94,430 shares of Series C.

●	Michael Mathews invested $238,209.94 for 897,848 shares of Series C.

●	Gerald Williams invested $25,000 for 94,229 shares of Series C.

●	The Series C shares were sold by HEMG, not Aspen.

On April 10, 2012, HEMG, Spada, Aspen Group and one other person entered into an Agreement, which we refer to as the April Agreement, under which HEMG sold 400,000 shares of common stock of Aspen Group for $200,000 to individuals who were not executive officers or directors of Aspen Group.  In connection with the April Agreement, Aspen Group guaranteed that it would purchase 600,000 shares at $0.50 per share within 90 days of the April Agreement and agreed to use its best efforts to purchase an additional 1,400,000 shares of common stock at $0.50 per shares within 180 days from the date of the April Agreement.  A group of predominately existing shareholders purchased 336,000 shares of common stock at $0.50 per share and Aspen Group purchased 264,000 shares at $0.50 per share.  Aspen Group purchased the shares after the 90 day period had expired; Spada cashed the check without reserving his rights or protesting at the late payment. We have been advised by counsel that this means that the agreement of HEMG and Spada not to sue us is binding. See Item 3. “Legal Proceedings.”

No additional shares were purchased at that time because Aspen Group could not sell its own common stock at a price that high. In December 2012, Aspen Group purchased 200,000 of HEMG's shares for $0.35 per share. Provided that HEMG and Mr. Spada meet their obligations under the April Agreement, Aspen Group agreed to allow HEMG and Mr. Spada to privately sell up to 500,000 shares privately which are subject to the lock-up agreement described above provided that the purchaser agreed to be bound by the terms of the lock-up.  Additionally, under the April Agreement, HEMG and Mr. Spada agreed not to commence any lawsuit, or cooperate in any lawsuit against us, except in an action, claim or lawsuit which is brought against HEMG or Mr. Spada by us in which case HEMG and Mr. Spada may assert any counterclaim or cross-claim against Aspen.  See Item 3. “Legal Proceedings” above for a description of a lawsuit brought by Mr. Spada and HEMG against Aspen Group.  Additionally, Aspen agreed to extend the due date on the $772,793 receivable to September 30, 2014.

A number of years ago Dr. Michael D’Anton lent Aspen $25,000 of which $22,000 was owed at September 30, 2012.  The loan was not disclosed on Aspen’s balance sheet. In November 2012, Dr. D’Anton cancelled Aspen’s obligation in exchange for 62,857 five-year vested options exercisable at $0.35 per share.

Additionally, directors and an executive officer have purchased securities in Aspen Group’s private placement offerings on the same terms as other investors.

See page 50 for a discussion of director independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A., or Salberg, as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Our Audit Committee determined that the rendering of non-audit services by Salberg, if any, is compatible with maintaining the independence of Salberg.  All of the services provided and fees charged by Salberg in fiscal 2012 and 2011 were approved by the Audit Committee.

The following table shows the fees paid to Salberg for the fiscal years ended December 31, 2012 and 2011.

	2012	2011

Audit Fees (1)	$86,000	$113,000
Audit Related Fees (2)	$135,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$221,000	$113,000
———————
(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)
Audit related fees – these fees relate primarily to the auditors’ review of our registration statements, audits required for DOE purposes, other audits including audits of companies we may acquire and audit related consulting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof.  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)
Financial Statements Schedules.  All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. See the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Group, Inc.

Date: March 18, 2013	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	March 18, 2013
Michael Mathews

/s/ David Garrity	Chief Financial Officer	March 18, 2013
David Garrity	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	March 18, 2013
Dr. Michael D’Anton

/s/ C. James Jensen	Director	March 18, 2013
C. James Jensen

/s/ David E. Pasi	Director	March 18, 2013
David E. Pasi

/s/ Sanford Rich	Director	March 18, 2013
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	March 18, 2013
Dr. John Scheibelhoffer

/s/ Paul Schneier	Director	March 18, 2013
Paul Schneier

Aspen Group, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a net loss allocable to common stockholders and net cash used in operating activities in 2012 of $6,048,113 and $4,403,361, respectively, and has an accumulated deficit of $11,337,104 as of December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 18, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$644,988	$766,602
Restricted cash	264,992	-
Accounts receivable, net of allowance of $204,580 and $47,595, respectively	561,697	847,234
Accounts receivable, secured - related party	-	772,793
Note receivable from officer, secured - related party	-	150,000
Prepaid expenses	192,533	103,268
Other current assets	72,438	210
Total current assets	1,736,648	2,640,107

Property and equipment:
Call center equipment	121,313	121,313
Computer and office equipment	45,718	38,577
Furniture and fixtures	11,336	-
Library (online)	100,000	100,000
Software	1,388,824	927,455
Vehicle	-	39,736
	1,667,191	1,227,081
Less accumulated depreciation and amortization	(455,871)	(229,972)
Total property and equipment, net	1,211,320	997,109
Courseware, net	253,571	369,831
Accounts receivable, secured - related party, net of allowance of $502,315 and $0, respectively	270,478	-
Other assets	25,181	6,559

Total assets	$3,497,198	$4,013,606

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$216,974	$1,094,029
Accrued expenses	261,307	167,528
Deferred revenue	1,076,397	835,694
Notes payable, current portion	-	6,383
Loan payable to stockholder	491	-
Deferred rent, current portion	6,257	4,291
Other current liabilities	69,000	-
Total current liabilities	1,630,426	2,107,925

Line of credit	250,000	233,215
Loans payable (includes $50,000 to related parties)	-	200,000
Convertible notes payable (includes $650,000 to related parties)	800,000	-
Notes payable	-	8,768
Deferred rent	15,017	21,274
Total liabilities	2,695,443	2,571,182

Commitments and contingencies - See Note 10

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated,
none and 850,395 shares issued and outstanding, respectively	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none and 1,176,750 shares issued and outstanding, respectively
(liquidation value of $1,176,750)	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none and 1,700,000 shares issued and outstanding, respectively
(liquidation value of $1,700,000)	-	1,550,817
Total temporary equity	-	3,469,985

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none and 11,307,450 shares issued and outstanding, respectively
(liquidation value of $11,307)	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated,
none and 368,411 shares issued and outstanding, respectively	-	368
Common stock, $0.001 par value; 60,000,000 shares authorized,
55,243,719 issued and 55,043,719 outstanding at December 31, 2012 and
11,837,930 issued and outstanding at December 31, 2011	55,244	11,838
Additional paid-in capital	12,153,615	3,275,296
Treasury stock (200,000 shares)	(70,000)	-
Accumulated deficit	(11,337,104)	(5,326,370)
Total stockholders’ equity (deficiency)	801,755	(2,027,561)

Total liabilities and stockholders’ equity (deficiency)	$3,497,198	$4,013,606

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Revenues	$5,017,213	$4,477,931

Costs and expenses:
Instructional costs and services	2,926,837	2,200,034
Marketing and promotional	1,442,128	515,362
General and administrative	5,404,326	3,593,956
Receivable collateral valuation reserve	502,315	-
Depreciation and amortization	397,923	264,082
Total costs and expenses	10,673,529	6,573,434

Operating loss	(5,656,316)	(2,095,503)

Other income (expense):
Interest income	4,592	2,656
Interest expense	(364,889)	(27,850)
Gain on disposal of property and equipment	5,879	-
Loss due to unauthorized borrowing	-	(14,876)
Total other expense	(354,418)	(40,070)

Loss before income taxes	(6,010,734)	(2,135,573)

Income tax expense (benefit)	-	-

Net loss	(6,010,734)	(2,135,573)

Cumulative preferred stock dividends	(37,379)	(87,326)

Net loss allocable to common stockholders	$(6,048,113)	$(2,222,899)

Net loss per share allocable to common stockholders:
Basic and diluted	$(0.17)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	35,316,681	15,377,413

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

										Total
	Preferred Stock						Additional			Stockholders'
	Series B		Series C		Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficiency)

Balance at December 31, 2010	-	$-	-	$-	21,000,000	$21,000	$3,850,809	$-	$(3,190,797)	$681,012
Rescission of common shares	-	-	-	-	(170,100)	(170)	(164,830)	-	-	(165,000)
Common shares issued as part of merger	-	-	-	-	3,200,000	3,200	-	-	-	3,200
Treasury shares acquired for cash	-	-	-	-	(884,520)	(885)	(760,315)	-	-	(761,200)
Conversion of convertible notes into Series B preferred shares	368,411	368	-	-	-	-	349,632	-	-	350,000
Conversion of common shares into Series C preferred shares	-	-	11,307,450	11,307	(11,307,450)	(11,307)	-	-	-	-
Net loss, 2011	-	-	-	-	-	-	-	-	(2,135,573)	(2,135,573)
Balance at December 31, 2011	368,411	368	11,307,450	11,307	11,837,930	11,838	3,275,296	-	(5,326,370)	(2,027,561)
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	-	3,469,985
Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	-	(20,869)
Conversion of convertible notes into common shares	-	-	-	-	5,293,152	5,293	1,770,532	-	-	1,775,825
Issuance of common shares and warrants for cash, net of offering costs of $446,764	-	-	-	-	9,920,000	9,920	3,015,316	-	-	3,025,236
Issuance of common shares and warrants due to price protection	-	-	-	-	4,516,917	4,517	(4,517)	-	-	-
Issuance of common shares and warrants to settle accrued interest	-	-	-	-	202,446	203	70,451	-	-	70,654
Treasury shares acquired for cash	-	-	-	-	(264,000)	(264)	(131,736)	(70,000)	-	(202,000)
Issuance of common shares for services	-	-	-	-	200,000	200	69,800	-	-	70,000
Issuance of common shares and warrants for services	-	-	-	-	100,000	100	42,900	-	-	43,000
Issuance of stock options to officers to settle accrued payroll	-	-	-	-	-	-	238,562	-	-	238,562
Issuance of stock options to officers to settle note payable	-	-	-	-	-	-	22,000	-	-	22,000
Stock-based compensation	-	-	-	-	-	-	347,657	-	-	347,657
Net loss, 2012	-	-	-	-	-	-	-	-	(6,010,734)	(6,010,734)
Balance at December 31, 2012	-	$-	-	$-	55,243,719	$55,244	$12,153,615	$(70,000)	$(11,337,104)	$801,755

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(6,010,734)	$(2,135,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	302,952	21,200
Receivable collateral valuation reserve	502,315	-
Amortization of debt issuance costs	266,473	-
Gain on disposal of property and equipment	(5,879)	-
Depreciation and amortization	397,923	264,082
Loss on settlement of accrued interest	3,339	-
Issuance of convertible notes in exchange for services rendered	38,175	22,000
Stock-based compensation	347,657	-
Common shares and warrants issued for services rendered	113,000	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,415)	196,229
Accounts receivable, secured - related party	-	7,376
Prepaid expenses	(89,055)	(97,474)
Other current assets	(72,438)	(210)
Other assets	(18,622)	-
Accounts payable	(865,405)	780,703
Accrued expenses	398,941	(98,588)
Deferred rent	(4,291)	(2,324)
Deferred revenue	240,703	(54,510)
Other current liabilities	69,000	-
Net cash used in operating activities	(4,403,361)	(1,097,089)

Cash flows from investing activities:
Cash acquired as part of merger	337	3,200
Purchases of property and equipment	(479,846)	(1,060,887)
Purchases of courseware	(25,300)	(54,090)
Increase in restricted cash	(264,992)	-
Advances to officer for note receivable	-	(388,210)
Proceeds received from officer loan repayments	150,000	238,210
Net cash used in investing activities	(619,801)	(1,261,777)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	16,785	(10,284)
Proceeds from issuance of common shares and warrants, net	3,025,236	-
Principal payments on notes payable	-	(30,871)
Proceeds received from issuance of convertible notes and warrants	1,706,000	255,000
Proceeds from related party for convertible notes	600,000	73,000
Disbursements for debt issuance costs	(266,473)	-
Proceeds from issuance of Series A, D and E preferred stock	-	3,469,985
Payments for stockholder rescissions	-	(165,000)
Proceeds from note payable	22,000	-
Disbursements to purchase treasury shares	(202,000)	(761,200)
Net cash provided by financing activities	4,901,548	2,830,630

Net increase (decrease) in cash and cash equivalents	(121,614)	471,764

Cash and cash equivalents at beginning of year	766,602	294,838

Cash and cash equivalents at end of year	$644,988	$766,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,718	$34,804
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$3,469,985	$-
Conversion of convertible notes payable into common shares	$1,775,825	$-
Issuance of stock options to officers to settle accrued payroll	$238,562	$-
Conversion of loans payable to convertible notes payable	$200,000	$-
Issuance of common shares and warrants to settle accrued interest	$70,654	$-
Issuance of stock options to officers to settle note payable	$22,000	$-
Liabilities assumed in recapitalization	$21,206	$-
Settlement of notes payable by disposal of property and equipment	$15,151	$-
Issuance of convertible notes payable to pay accounts payable	$11,650	$-
Conversion of convertible notes payable into Preferred Series B shares	$-	$350,000

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
Note 1.  Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management.  On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc.  On May 13, 2011, the Company formed a Colorado subsidiary, Aspen University Marketing, LLC, which was inactive and was formally dissolved on November 20, 2012.  On March 13, 2012, the Company was recapitalized in a reverse merger (See Note 12).  All references to the Company or Aspen before March 13, 2012 are to Aspen University, Inc.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education.  One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our degree-seeking students (as of December 31, 2012) were enrolled in graduate degree programs (Master or Doctorate degree program).  Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Merger with Education Growth Corporation

On May 19, 2011, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”) wherein the Company acquired Education Growth Corporation, Inc. (“EGC”), a privately-held corporation formed in Delaware on January 21, 2011.  EGC merged with and into Aspen University Inc. and Aspen University Inc. was the surviving corporation.

The consideration with respect to the merger with EGC consisted of 3,200,000 common shares of the Company.  EGC was not an operating company and it did not meet the definition of a business for business combination accounting.  EGC did possess intellectual property and, accordingly, the merger was accounted for as an asset acquisition.  Since the stockholders of EGC acquired more than a 10% voting interest in the Company, the asset acquisition was accounted for in accordance with Staff Accounting Bulletin, Topic 5G, “Transfers of Nonmonetary Assets by Promoters or Shareholders”.  Accordingly, the assets acquired in the merger have been recorded at the transferors’ historical cost basis determined under GAAP.  The net purchase price, including acquisition costs paid, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $3,200)	$3,200
Intangible assets	-
Liabilities assumed	-
Net purchase price	$3,200

Intangible assets acquired include a proprietary database of education-specific media publishers, a database of key words and performance metrics specific to the internet search channel of the education market, and a proprietary lead database processing architecture.

Going Concern

The Company had a net loss allocable to common stockholders of $6,048,113 and negative cash flows from operations of $4,403,361 for the year ended December 31, 2012.  While management expects operating trends to improve over the course of 2013, the Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. During 2012, the Company raised $5,778,000 in gross funding including: (i) $1,706,000 from the sale of convertible notes and warrants under the Laidlaw arrangement (See Note 9), (ii) $600,000 from the sale of convertible notes to the Company’s chief executive officer (the “CEO”) (See Notes 9 and 15), and (iii) $3,472,000 from Units (consisting of common shares and warrants) (See Note 12). Since the beginning of 2013, the Company has received an additional $565,000 in funding from the sale of Units (consisting of common stock and warrants). To aid the fund-raising process, the Company on March 14, 2013 engaged Laidlaw & Company to raise up to $770,000 through the sale of additional Units.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs.

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the reverse merger, and Aspen applied to DOE to reestablish its eligibility and certification to participate in the Title IV programs.  However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution, like Aspen, that is seeking approval of a change in ownership under certain circumstances while the DOE reviews the institution’s application.  In response to DOE requests, the Company pledged a $105,865 letter of credit to the DOE on March 27, 2012 and on August 31, 2012, the Company pledged an additional $158,800 to the letter of credit and extended the due date to December 31, 2013.  The Company considers $264,992 (includes accrued interest of $327) as restricted cash (shown as a current asset as of December 31, 2012) until such letter of credit expires.  As of December 31, 2012, the account bears interest of 0.25%.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivable consist primarily of amounts due for tuition, technology fees and other fees for students who are in the course of completing a degree or certificate program.  Students generally fund their education through personal funds, grants and/or loans under various DOE Title IV programs, or tuition assistance from military and corporate employers.  Accounts receivable also includes secured amounts presented as non-current due from the sale of courseware to a former related party.

All students are required to select both a primary and secondary payment option with respect to amounts due to the Company for tuition, fees and other expenses.  The most common payment option for the Company’s students is personal funds or payment made on their behalf by an employer.  In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option.  If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the Company’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course.  If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the Company will have to return all or a portion of the Title IV funds to the DOE and the student will owe the Company all amounts incurred that are in excess of the amount of financial aid that the student earned and that the Company is entitled to retain.  In this case, the Company must collect the receivable using the student’s second payment option.

For accounts receivable from students, the Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees.  The Company determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status.  The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status.  The Company writes off accounts receivable balances at the time the balances are deemed uncollectible.  The Company continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

For accounts receivable from primary payors other than students, the Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.  In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected.  These specific allowances are re-evaluated and adjusted as additional information is received.  The amounts calculated are analyzed to determine the total amount of the allowance.  The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets per the following table.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Category	Depreciation Term
Call center equipment	5 years
Computer and office equipment	5 years
Furniture and fixtures	7 years
Library (online)	3 years
Software	5 years
Vehicle	5 years

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred.  Internal-use software development costs are capitalized during the application development stage, which is after:  (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.  Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed.  Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality.  Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements.  When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation and amortization are removed and a gain or loss is recorded in the consolidated statements of operations.  Repairs and maintenance costs are expensed in the period incurred.

Courseware

The Company records the costs of courseware in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.

Generally, costs of courseware are capitalized whereas costs for upgrades and enhancements are expensed as incurred.  Courseware is stated at cost less accumulated amortization.  Amortization is provided for on a straight-line basis over the expected useful life of five years.

Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy.  An impairment loss is recorded when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results.

Leases

The Company enters into various lease agreements in conducting its business.  At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease.  Leases may contain initial periods of free rent and/or periodic escalations.  When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease.  The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability.  The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system.  Tuition revenue is recognized pro-rata over the applicable period of instruction.  The Company maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods.  Certain states in which students reside impose separate, mandatory refund policies, which override the Company’s policy to the extent in conflict.  If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the Company recognizes as revenue the tuition that was not refunded.  Since the Company recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the Company’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded.  The Company’s educational programs have starting and ending dates that differ from its fiscal quarters.  Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred.  The Company also charges students annual fees for library, technology and other services, which are recognized over the related service period.  Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets.  Other revenues may be recognized as sales occur or services are performed.

The Company enters into certain revenue sharing arrangements with consultants whereby the consultants will develop course content primarily for technology related courses, recommend, but not select, faculty, lease equipment on behalf of the Company for instructional purposes for the on-site laboratory portion of distance learning courses and make introductions to corporate and government sponsoring organizations who provide students for the courses.  The Company has evaluated ASC 605-45 "Principal Agent Considerations"  and determined that there are more indicators than not that the Company is the primary obligor in the arrangements since the Company establishes the tuition, interfaces with the student or sponsoring organization, selects the faculty, is responsible for delivering the course, is responsible for issuing any degrees or certificates, and is responsible for collecting the tuition and fees.  The gross tuition and fees are included in revenues while the revenue sharing payments are included in instructional costs and services, an operating expense.

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs.  This expense category includes compensation for faculty and administrative personnel, costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students.

Marketing and Promotional Costs

Marketing and promotional costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads, producing marketing materials, and advertising.  Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, compensation for the Company's enrollment personnel and expenditures on advertising initiatives for new and existing academic programs.  Advertising costs consists primarily of marketing leads and other branding and promotional activities.  Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

General and Administrative

General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions.  General and administrative expenses also include professional services fees, bad debt expense related to accounts receivable, financial aid processing costs, non-capitalizable courseware and software costs, travel and entertainment expenses and facility costs.

Reclassifications

Certain amounts in the accompanying 2011 consolidated financial statements have been reclassified in order to conform to the December 31, 2012 presentation.

On the consolidated balance sheet, software has been reclassified to property and equipment.

On the consolidated statement of operations, bad debt expense, courseware development costs and financial aid processing costs have been reclassified from instructional costs and services to general and administrative costs.  Consulting expense and training and seminars expense have been reclassified from marketing and promotional costs to general and administrative costs.  The following tables show the reclassifications to the consolidated statements of operations for the year ended December 31, 2011.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

	For the Year Ended December 31, 2011
		Reclassifications
					Financial
				Courseware	Aid	Training and
	As Previously	Bad Debt	Consulting	Development	Processing	Seminars	As
	Reported	Expense	Expense	Costs	Costs	Expense	Reclassified

Costs and expenses:
Instructional costs and services	$2,493,341	$(21,200)		$(236,953)	$(35,154)		$2,200,034
Marketing and promotional	1,181,558		$(658,832)			$(7,364)	515,362
General and administrative	2,634,453	21,200	658,832	236,953	35,154	7,364	3,593,956
Depreciation and amortization	264,082						264,082
Total costs and expenses	$6,573,434						$6,573,434

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model.  Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each year.  Options to purchase 6,972,967 common shares, warrants to purchase 8,112,696 common shares, and $800,000 of convertible debt (convertible into 1,357,143 common shares) were outstanding during the year ended December 31, 2012, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  Warrants to purchase 456,000 common shares were outstanding during the year ended December 31, 2011, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive.  The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In addition to the above common stock equivalents, the Company had outstanding preferred shares (Series A through E) that were contingently convertible into common shares upon it becoming an SEC reporting company.  There were an aggregate of 15,403,006 preferred shares contingently convertible into 13,677,274 common shares for the years ended December 31, 2011 that could have been potentially dilutive in the future.  As a result of its merger with Aspen Group, Inc., on March 13, 2012 (the SEC Reporting Date), the Company became subject to SEC reporting requirements.  Accordingly, all of the preferred shares were automatically converted into common shares on that date (See Notes 11 and 12).

Segment Information

The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its online students regardless of geography.  The Company's chief operating decision makers, its CEO and President, manage the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision makers on any component level.

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

In December 2011, the FASB issued ASU 2011-12, which amends ASC Topic 220, Comprehensive Income, to defer certain aspects of ASU 2011-05.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance, along with ASU 2011-05, on January 1, 2012, and such adoption did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The Company is evaluating the impact of this ASU and does not expect the adoption will have an impact on its consolidated results of operations or financial condition.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Accounts receivable	$766,277	$894,829
Less: Allowance for doubtful accounts	(204,580)	(47,595)
Accounts receivable, net	$561,697	$847,234

Bad debt expense was $302,952 and $21,200 for the years ended December 31, 2012 and 2011, respectively.

See also Note 14 for concentrations of accounts receivable.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 4. Secured Accounts and Notes Receivable – Related Parties

On September 21, 2011, the Company loaned $238,210 to its CEO in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 40,000 shares of common stock of interclick, Inc. (a publicly-traded company) owned personally by the CEO.  The note along with accrued interest was due and payable on June 21, 2012.  For the year ended December 31, 2011, interest income of $1,867 was recognized.  On December 20, 2011, the note along with accrued interest of $1,867 was paid in full (See Note 15).

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  During the year ended December 31, 2011, interest income of $210 was recognized on the note receivable and is included in other current assets.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  During the year ended December 31, 2012, interest income of $594 was recognized on the note receivable.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 15).

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables are due net 60 months.  On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable.  On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party.  On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default.  On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above.  Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased.  Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable.  As of December 31, 2012 and 2011, the balance of the account receivable, net of allowance, was $270,478 and $772,793 and is shown as accounts receivable, secured – related party, net (See Notes 12 and 15).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Call center	$121,313	$121,313
Computer and office equipment	45,718	38,577
Furniture and fixtures	11,336	-
Library (online)	100,000	100,000
Software	1,388,824	927,455
Vehicle	-	39,736
	1,667,191	1,227,081
Accumulated depreciation and amortization	(455,871)	(229,972)
Property and equipment, net	$1,211,320	$997,109

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $256,363 and $85,662, respectively.  Accumulated depreciation amounted to $455,871 and $229,972 as of December 31, 2012 and 2011, respectively.

Amortization expense for software, included in the above amounts, for the years ended December 31, 2012 and 2011 was $226,454 and $60,290, respectively.  Software consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Software	$1,388,824	$927,455
Accumulated amortization	(286,744)	(60,290)
Software, net	$1,102,080	$867,165

The following is a schedule of estimated future amortization expense of software at December 31, 2012:

Year Ending December 31,
2013	$277,765
2014	277,765
2015	277,765
2016	217,474
2017	51,311
Total	$1,102,080

Note 6. Courseware

Courseware costs capitalized were $25,300 and $54,090 for the years ended December 31, 2012 and 2011, respectively.

Courseware consisted of the following at December 31, 2012 and 2011:

`	December 31, 2012	December 31, 2011
Courseware	$2,097,538	$2,072,238
Accumulated amortization	(1,843,967)	(1,702,407)
Courseware, net	$253,571	$369,831

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Amortization expense of courseware for the years ended December 31, 2012 and 2011 was $141,560 and $178,420, respectively.

The following is a schedule of estimated future amortization expense of courseware at December 31, 2012:

Year Ending December 31,
2013	$120,819
2014	77,757
2015	39,616
2016	12,738
2017	2,641
Total	$253,571

Note 7. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Accrued compensation	$50,923	$33,930
Accrued settlement payable	-	40,000
Other accrued expenses	210,384	93,598
Accrued expenses	$261,307	$167,528

In October 2009, the Company entered into an agreement with Glen Oaks College (“Glen Oaks”) whereby Glen Oaks would provide technical training to Aspen students.  Under the agreement, the Company received $100,000 from Glen Oaks in order to develop and obtain the necessary approvals to begin the program.  On May 20, 2011, Glen Oaks filed suit against the Company to return the $100,000 when the agreement was not performed.  On June 23, 2011, the Company agreed to settle the matter and paid Glen Oaks $5,000 on that date.  On July 22, 2011, the Company and Glen Oaks entered into a settlement agreement whereby the Company agreed to pay Glen Oaks as follows: (i) $5,000 upon execution of the settlement agreement and (ii) $10,000 per month for nine consecutive months commencing August 1, 2011.  As of December 31, 2011, the remaining settlement payable to Glen Oaks was $40,000.  As of December 31, 2012, the settlement had been paid in full and no further amount was due.

Note 8. Loans Payable

During 2009, the Company received advances aggregating $200,000 from three individuals.  Of the total funds received, $50,000 was received from a related party.  From the date the funds were received through the date the loans were converted into convertible promissory notes payable, the loans were non-interest bearing demand loans and, therefore, no interest expense was recognized or due.  As of December 31, 2011, the entire balance of the loans payable is included in long-term liabilities as the Company, in February 2012, has converted the loans into long-term convertible notes payable (See Notes 9 and 15).

Note 9. Notes Payable

Notes Payable – Related Party

In June 2009, the Company borrowed an aggregate of $45,000 from an individual, who was an officer of the Company at that time, in exchange for notes payable bearing interest at 18% per annum.  The notes were due in October 2009 and became demand notes at that time.  During the year ended December 31, 2011, interest expense of $2,393 was recognized on the notes.  During the year ended December 31, 2011, the remaining principal balance of $25,000 due on the notes payable was repaid and no further amount is due (See Note 15).

During April 2012, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand.  On November 21, 2012, the director forgave a $22,000 note receivable from the Company in exchange for 62,857 five-year vested non-Plan stock options exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties.  On January 16, 2013, these options were modified to be Plan options (See Notes 12, 15 and 16).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Convertible Notes Payable

On March 6, 2011, the Company authorized the issuance of up to $350,000 of convertible notes that were convertible into Series B preferred shares at $0.95 per share, bearing interest of 6% per annum.  The notes were convertible beginning after the closing of the EGC Merger (See Note 1).  As of May 13, 2011, the Company had received an aggregate of $328,000 (of which $73,000 was received from related parties) from the sale of convertible notes.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record.  In addition, the Company issued an aggregate of $22,000 (of which $16,000 was to related parties) of convertible notes for services rendered.  In May 2011, $350,000 of the convertible notes were converted into 368,411 Series B preferred shares (See Notes 12 and 15).

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum.  Each note holder had the right to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company.  The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly were presented at their fixed monetary amount of $20,000.  The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default.  In April 2012, the convertible notes payable of $20,000 were converted into 20,000 common shares of the Company and, accordingly, the default was cured (See Note 12).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of December 31, 2012 (See Notes 8 and 15).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013.  On December 17, 2012, the maturity date was extended to August 31, 2014.  There was no accounting effect for these two modifications (See Note 15).

On February 29, 2012 (the "Effective Date"),  the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities following the reverse merger.  Each Unit in the Phase One financing consisted of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's common shares at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's common shares equal to 25% of the number of shares issuable upon conversion of the Convertible Notes.  As of June 30, 2012, the Company, without the assistance of any broker-dealer, raised $150,000 from the sale of 3.0 Units.  Laidlaw raised $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including Convertible Notes payable and an estimated 389,000 warrants).  Mandatory conversion was to occur on the initial closing of the Phase Two financing, which occurred September 28, 2012.  The Convertible Notes (as extended) had a maturity date of September 30, 2012, carried provisions for price protection and contained registration rights.  For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units.  Separately, Laidlaw required an activation fee of $25,000.  The Phase Two financing consisted of units offered at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share.  The Convertible Notes embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares.  As a result of proceeds received on September 28, 2012 in the Phase Two financing, all of the $1,706,000 (face value) of Convertible Notes were automatically converted into 5,130,795 common shares at the contractual rate of $0.3325 per share.  Moreover, the warrants issuable upon conversion of the convertible notes became fixed and determinable and caused to be outstanding 1,282,674 warrants (includes an additional 856,174 warrants due to price protection provisions) to acquire common shares at $0.3325 per share.  In addition, 202,334 common shares and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes.  Accordingly, a loss of $3,339 was recognized in general and administrative expenses upon settlement (See Note 12).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On May 1, 2012, the Company issued a convertible note payable to a consultant in the amount of $49,825 in exchange for past services rendered, of which $38,175 pertains to the nine months ended September 30, 2012.  The note bore interest at 0.19% per annum, had a maturity date of September 30, 2012, and was convertible into the Company’s common shares at the lower (a) $1.00 or (b) the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note.  The convertible note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of the private placement closing on September 28, 2012, the $49,825 (face value) convertible note was automatically converted into 142,357 common shares at the contractual rate of $0.35 per share.  In addition, 112 common shares were issued to settle $39 of accrued interest on the aforementioned convertible note.  No gain or loss was recognized upon settlement (See Note 12).

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum.  The note is convertible into common shares of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit).  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013.  On December 17, 2012, the maturity date was extended to August 31, 2014 (See Note 15).

As of December 31, 2012, the convertible notes embedded conversion options were still not accounted for as bifurcated derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market.

Notes payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5%; [A]	$300,000	$-

Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19%; [A]	300,000	-

Note payable - originating February 25, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 25, 2014	100,000	-

Note payable - originating February 27, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 27, 2014	50,000	-

Note payable - related party originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	-

Note payable for vehicle, 72 monthly payments of $618; interest at 8.4% through March 2014	-	15,151
Total	800,000	15,151
Less: Current maturities (notes payable)	-	(6,383)
Less: Current maturities (convertible notes payable)	-	-
Subtotal	800,000	8,768
Less: amount due after one year for notes payable	-	(8,768)
Amount due after one year for convertible notes payable	$800,000	$-

[A] - effective September 4, 2012, note amended to provide a maturity date of August 31, 2013.
Effective December 17, 2012, notes amended to provide a maturity date of August 31, 2014.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Future maturities of notes payable are as follows:

Year Ending December 31,
2013	$-
2014	800,000
$800,000

Note 10. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000.  The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at December 31, 2012).  The line of credit requires minimum monthly payments consisting of interest only.  The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company.  The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period.  The balance due on the line of credit as of December 31, 2012 was $250,000.  Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities.  The unused amount under the line of credit available to the Company at December 31, 2012 was $0 (See Note 16).

Operating Leases

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis with monthly rent payments of $4,200 per month.

The Company leases office space for its Denver, Colorado location under a seven-year lease agreement commencing September 15, 2008.  The operating lease granted four initial months of free rent and had a base monthly rent of $6,526 commencing January 15, 2009.  Thereafter, the monthly rent escalates 2.5% annually over the base year.

On October 4, 2012, the Company entered into a three-year lease agreement for its call center in Scottsdale, Arizona.  The Company occupied temporary space at this location until moving into the leased space on February 1, 2013, the commencement date of the lease.  The lease requires rent payments of $4,491 per month during months 4 through 12, $4,601 per month during the second year, and $4,710 per month during the third year.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012:

Year ending December 31,
2013	$56,979
2014	141,274
2015	144,550
2016	64,780
Total minimum payments required	$407,583

Rent expense was $140,783 and $114,511 for the years ended December 31, 2012 and 2011, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature.  As of December 31, 2012, the Company had entered into five employment agreements whereby the Company is obligated to pay an annual performance bonus ranging from 50% to 100% of the employee’s base salary based upon the achievement of pre-established milestones.  Such annual bonuses are to be paid one-half in cash and the remainder in common shares of the Company.  As of December 31, 2012, no performance bonuses have been earned.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
Consulting Agreement

On September 16, 2011, the Company entered into a two-year consulting agreement with the former Chairman of the Company in which the Company was obligated to pay $11,667 per month.  On September 28, 2011, the Company prepaid 13 months of the consulting agreement, or $151,667, which was then amortized until December 31, 2011, at which time the consulting agreement was terminated and the remaining unamortized prepaid expense was recognized immediately as consulting expense.  No additional amounts are due under the consulting agreement (See Note 15).

On October 1, 2012, the Company retained two investor relations firms agreeing to pay one firm $50,000 a year for two years and issuing it 200,000 shares of common stock, having a fair value of $70,000 based on recent sales of Units.  The second firm was retained for one year with a fee of $5,000 per month.  The second firm also received 100,000 shares of common stock and 100,000 five-year warrants exercisable at $0.60 per share, having a fair value of $43,000 based on recent sale of Units (See Note 12).

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest (See Note 16).

Regulatory Matters

The Company’s subsidiary, Aspen University Inc. (“Aspen University”), is subject to extensive regulation by Federal and State governmental agencies and accrediting bodies.  In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject Aspen University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA.  Aspen University has had provisional certification to participate in the Title IV programs.  That provisional certification imposes certain regulatory restrictions including, but not limited to, a limit of 1200 student recipients for Title IV funding for the duration of the provisional certification.  During 2011, Aspen University’s provisional certification was scheduled to expire, but Aspen University timely filed its application for recertification with the DOE, which extended the term of Aspen University’s certification to September 30, 2013.  The provisional certification restrictions continue with regard to Aspen University’s participation in Title IV programs.

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located, and since July 2011, potentially in the States where an institution offers postsecondary education through distance education.  In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE.  The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification.  An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis.  Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements.  As Title IV funds received in 2012 represented approximately 18% of the Company's cash revenues, as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013.  The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 "Restricted Cash").

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Because Aspen University operates in a highly regulated industry, it may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action.

Return of Title IV Funds

An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn.  Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year.  If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation.  Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees.  On July 3, 2012, Aspen University received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015.  Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Unauthorized Borrowings

During 2005 through 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President.  The amount of unauthorized borrowings during the year ended December 31, 2011 was $14,876, which has been expensed as a loss due to unauthorized borrowing, a non-operating item (See Note 15).

Letter of Credit

The Company maintains a letter of credit under a DOE requirement (See Note 2 "Restricted Cash").

Note 11. Temporary Equity

During 2011, the Company sold an aggregate of 850,395 Series A preferred shares in exchange for cash proceeds of $809,900 (of which $230,000 was received from then related parties).  The Series A shares had the following features:  (i) equal voting rights as the common shares; (ii) automatically convert to common shares at the time the Company is required to file Forms 10-Q and 10-K with the SEC (the “SEC Reporting Date”); (iii) a conversion ratio of 1 share of common for each share of Series A; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio; (vi) 5% cumulative accruing dividends whether or not declared (payable only upon redemption per vii); and (vii) shall be redeemed by the Company if: (a) Michael Mathews is no longer the CEO, or (b) the SEC Reporting Date does not occur on or before January 31, 2012 (on February 29, 2012, this was extended to March 15, 2012), but (c) only to the extent the Company has EBITDA.  During the year ended December 31, 2011, cumulative dividend on the Series A preferred shares amounted to $34,500 (See Note 15).

During 2011, the Company sold an aggregate of 1,176,750 Series D preferred shares and a warrant to purchase 400,000 Series D shares in exchange for cash proceeds of $1,109,268, net of offering costs of $67,482.  The warrants are exercisable at $1.00 per share for five years beginning June 28, 2011 and, after the SEC Reporting Date, are exercisable into common shares of the Company.  The Series D shares have the same features as the Series A shares (see above) except for 550,000 of the Series D shares for which the price protection is for a period of 36 months following the SEC Reporting Date.  During the year ended December 31, 2011, cumulative dividend on the Series D preferred shares amounted to $30,632.

During 2011, the Company sold an aggregate of 1,700,000 Series E preferred shares in exchange for cash proceeds of $1,550,817, net of offering costs of $149,183 and a warrant to purchase 56,000 Series E shares.  The warrants are exercisable at $1.00 per share for five years beginning September 28, 2011 and, after the SEC Reporting Date, are exercisable into common shares of the Company.

The Series E shares had the same features as the Series A shares (see above) except item (v) the price protection is for a period of 36 months following the SEC Reporting Date.  During the year ended December 31, 2011, cumulative dividend on the Series E preferred shares amounted to $22,194.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On October 28, 2011, the Company filed a First Amendment to the second amended and restated certificate of incorporation whereby a liquidation preference equal to the original issue price ($1.00) was added to both the Series D and Series E shares.  In addition, the liquidation preferences of the Series D shares became pari passu with the liquidation preferences of the Series E shares and the liquidation preferences of both the Series D and Series E shares became senior to the liquidation preferences of the Series C shares.  On January 23, 2012, the Company filed a Second Amendment to the second amended and restated certificate of incorporation whereby the Series A, Series D and Series E preferred shares shall be redeemed if the SEC Reporting Date does not occur on or before February 29, 2012.  On February 29, 2012, the Company filed a Third Amendment to the second amended and restated certificate of incorporation whereby the Series A, Series D and Series E preferred shares shall be redeemed if the SEC Reporting Date does not occur on or before March 15, 2012.  The SEC Reporting Date occurred on March 13, 2012.

Prior to their conversion to common shares on March 13, 2012, the Series A, Series D and Series E preferred shares were classified as temporary equity.  During 2012 through March 13, 2012, the preferred shares accumulated additional dividends of $37,379 and as of March 13, 2012, total cumulative preferred dividends were $124,705.  On March 13, 2012, all preferred shares were automatically converted into common shares and, based on the terms of the preferred shares, none of the cumulative dividends shall ever be paid (See Note 12).

Note 12. Stockholders’ Equity (Deficiency)

Stock Dividends and Reverse Split

On May 17, 2011, the Company declared a stock dividend of 1.1 new shares of common stock of the Company for each share presently held as of the close of business on May 20, 2011.  All references to the Company’s outstanding shares, warrants and per share information have been retroactively adjusted to give effect to the stock dividend.

On February 23, 2012, the Company approved a stock dividend of one new share of the Company for each share presently held.  Following the stock dividend, the Company approved a one-for-two reverse stock split as of the close of business on February 24, 2012 in which each two shares of common stock shall be combined into one share of common stock.  This was done in order to reduce the conversion ratio of the convertible preferred stock for all Series to 1 for 1 except for Series C, which then had a conversion ratio of 0.8473809.

Authorized and Designated Shares

On May 17, 2011, the Company amended its certificate of incorporation whereby the total number of authorized shares was increased from 10,000,000 shares to: (i) 60,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 20,000,000 shares of preferred stock having a par value of $0.001 per share.

On May 17, 2011, the Company designated 850,500 Series A preferred shares, 368,421 Series B preferred shares, 11,411,400 Series C preferred shares, and 3,700,000 Series D preferred shares.

On September 9, 2011, the Company filed its second amended certificate of incorporation whereby the Company designated 2,000,000 Series E preferred shares.

Preferred Shares

In May 2011, $350,000 of convertible notes were converted into 368,411 Series B preferred shares (See Notes 9 and 15).  The Series B shares had the following features:  (i) equal voting rights as the common shares; (ii) automatically convert to common shares at the time the Company is required to file Forms 10-Q and 10-K with the SEC (the “SEC Reporting Date”); (iii) a conversion ratio of 1 share of common for each share of Series B; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; and (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On May 20, 2011, as part of a post-closing transaction of the merger with EGC, the Company’s largest stockholder exchanged all 11,307,450 common shares owned into 11,307,450 Series C shares.  The Series C shares had the following features:  (i) equal voting rights as the common shares; (ii) automatically convert to common shares at the time the Company is required to file Forms 10-Q and 10-K with the SEC (the “SEC Reporting Date”); (iii) a conversion ratio of 0.8473809 shares of common for each share of Series C; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) exclusion from the two-for-one stock split effectuated immediately prior to the SEC Reporting Date (See Note 15); and (vi) a liquidation preference of $0.001 per share.

On March 13, 2012, all preferred shares were automatically converted into common shares and, based on the terms of the preferred shares (See below).

Common Shares

On May 11, 2011, pursuant to a rescission offer, the Company repurchased an aggregate of 170,100 common shares and returned to investors an aggregate of $165,000 as a result of Blue Sky violations.  The treasury shares were subsequently retired.

On May 19, 2011, the Company issued 3,200,000 common shares of the Company in order to acquire all of the outstanding shares of EGC as part of a merger (See Note 1).

On May 20, 2011, as part of a post-closing transaction of the merger with EGC and a settlement with a certain group of investors, the Company repurchased an aggregate of 850,500 common shares and returned to investors an aggregate of $740,000.  The treasury shares were subsequently retired.

On December 28, 2011, the Company repurchased an aggregate of 34,020 common shares and returned to investors an aggregate of $21,200.  The treasury shares were subsequently retired.

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 common shares of Aspen Group, Inc. (See Note 11).

Pursuant to the recapitalization discussed below, the Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.

In April 2012, the Company issued 20,000 common shares upon the conversion of $20,000 of convertible notes payable (See Note 9).

On September 28, 2012, the Company raised $2,494,899 (net of offering costs of $262,101) from the sale of 78.77 Units (including 7,877,144 common shares and 3,938,570 five-year warrants exercisable at $0.50 per share) through Laidlaw.  Of the amount raised, $212,000 or 605,716 common shares were from directors of the Company.  Also, on September 28, 2012, as a result of this financing, all of the $1,706,000 (face value) of Convertible Notes from the Phase One financing automatically converted into 5,130,795 common shares at the contractual rate of $0.3325 per share.  In addition, 202,334 common shares and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes.  Accordingly, a loss of $3,339 was recognized upon settlement (See Note 9).

On September 28, 2012, as a result of the aforementioned financing, a $49,825 (face value) convertible note was automatically converted into 142,357 common shares at the contractual rate of $0.35 per share.  In addition, 112 common shares were issued to settle $39 of accrued interest on the aforementioned convertible note.  No gain or loss was recognized upon settlement (See Note 9).

On September 28, 2012, as a result of the initial closing of the Phase Two financing, 4,516,917 common shares and warrants to purchase 915,429 commons shares at $0.3325 per share were issued to the former owners of Series D and Series E shares under the price protection provision.  This resulted in an increase in common stock of $4,517 with a corresponding decrease in additional paid-in capital.  550,000 of the former Series D shares and all 1,700,000 of the former Series E shares continue to have price protection through March 13, 2015.

On October 1, 2012, the Company purchased 264,000 common shares for $132,000, from the Company's former chairman (see Notes 4 and 15).  On November 13, 2012, these shares were retired.

On December 7, 2012, the Company purchased 200,000 common shares for $70,000, from the Company's former chairman.  The shares are being held as treasury shares.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On October 1, 2012, the Company retained two investor relations firms agreeing to pay one firm $50,000 a year for two years and issuing it 200,000 shares of common stock, having a fair value of $70,000 based on recent sales of common stock.  The second firm was retained for one year with a fee of $5,000 per month.  The second firm also received 100,000 shares of common stock and 100,000 five-year warrants exercisable at $0.60 per share, having a fair value of $43,000 based on recent sale of Units.

On October 10, 2012, the Company entered into a non-exclusive agreement with Global Arena Capital Corp. (“GAC”), a broker-dealer, through which GAC agreed to use its best efforts to raise up to $2,030,000 from the sale of Units of common stock and warrants that are identical to those Units sold on September 28, 2012.  The Company agreed to compensate GAC from sales of Units by paying it compensation equal to 10% of the gross proceeds sold by it.  The Company also agreed to issue GAC five-year warrants to purchase 10% of the same Units it sells to investors with an exercise price equal to the purchase price paid by investors ($35,000 per Unit).  In addition, the Company agreed to pay GAC a 3% non-accountable expense allowance from the proceeds of Units sold by it.

As of December 31, 2012, the Company raised $530,337 (net of offering costs of $184,663 and five-year warrants to purchase: (i) 100,000 common shares at $0.35 per share and (ii) 98,000 common shares at $0.50 per share.) from the sale of 20.43 Units (including 2,042,856 common shares and 1,021,432 warrants) under the offering.  The offering shall terminate no later than March 31, 2013.

Recapitalization

On March 13, 2012 (the “recapitalization date”), Aspen University was acquired by Aspen Group, Inc., an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Aspen University (the “Recapitalization” or the “Reverse Merger”).  The common and preferred stockholders of the Company received 25,515,204 common shares of Aspen Group, Inc. in exchange for 100% of the capital stock of Aspen University Inc.  For accounting purposes, Aspen University Inc. is the acquirer and Aspen Group, Inc. is the acquired company because the stockholders of Aspen University Inc. acquired both voting and management control of the combined entity.  The Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.  Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Aspen University Inc. and the operations since the recapitalization date are those of Aspen University Inc. and Aspen Group, Inc.  The assets and liabilities of both companies are combined at historical cost on the recapitalization date.  As a result of the recapitalization and conversion of all Company preferred shares into common shares of the public entity, all redemption and dividend rights of preferred shares were terminated.  As a result of the recapitalization, the Company now has 120,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share authorized.  The assets acquired and liabilities assumed from the publicly-held company were as follows:

Cash and cash equivalents	$337
Liabilities assumed	(21,206)
Net	$(20,869)

Stock Warrants

On September 28, 2012, as a result of the initial closing of the Phase Two financing, warrants to purchase 915,429 commons shares at $0.3325 per share were issued to the former owners of Series D and Series E shares under a price protection provision.  In addition, warrants to purchase 856,174 common shares at $0.3325 per share were issued to the former holders of convertible notes (sold during March through June of 2012 with the assistance of Laidlaw) under price protection provisions.  As the aforementioned issuances of warrants stemmed from price protection provisions in the original contracts, no expense was recognized.

On October 1, 2012, the Company retained an investor relations firm.  As part of its compensation, the investor relations firm received 100,000 five-year warrants exercisable at $0.60 per share, having a fair value of $8,000.  As the warrants vested immediately, the entire $8,000 was recognized as a prepaid expense and is being amortized over the term of the agreement.

On October 23, 2012, the Company issued 150,000 five-year warrants exercisable at $0.50 per share, having a fair value of $15,000.  As the warrants vested immediately and were for prior services, the entire $15,000 was expensed immediately.  On December 17, 2012, the warrants were repriced to have an exercise price of $0.35 per share, resulting in additional expense of $4,500, which was expensed immediately.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

All other outstanding warrants issued by the Company to date have been related to capital raises.  Accordingly, the Company has not recognized any additional stock-based compensation for other warrants issued during the years presented.

A summary of the Company’s warrant activity during the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	456,000	$0.33
Granted	7,806,696	0.45
Exercised	-	-
Forfeited	(150,000)	0.50
Expired	-	-
Balance Outstanding, December 31, 2012	8,112,696	$0.44	4.5	$47,332

Exercisable, December 31, 2012	8,112,696	$0.44	4.5	$47,332

Certain of the Company’s warrants contain price protection.  The Company evaluated whether the price protection provision of the warrant would cause derivative treatment.  In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of December 31, 2012, no shares were remaining under the Plan for future issuance (See Note 16).

On October 23, 2012, the Company issued non-Plan stock options to its executive officers as compensation for salary deferrals through August 31, 2012. Messrs. Michael Mathews, Brad Powers and David Garrity received 288,911, 255,773, and 136,008 five-year stock options, respectively, exercisable at $0.35 per share which options are fully vested.  In aggregate, 680,692 stock options were issued to settle $238,562 of accrued salaries.  No gain was recognized as the settlement was between the Company and related parties.  On January 16, 2013, these options were modified to be Plan options (See Note 16).

On October 23, 2012, the Company issued additional non-Plan options to executive officers who reduced their salaries for the period September 1 through December 31, 2012.  The Company granted Messrs. Mathews, Powers and Garrity each 166,666 five-year options, respectively, and Dr. Gerald Williams 47,620 five-year options, all exercisable at $0.35 per share with 25% of these options vesting on the last day of September, October, November and December 2012, subject to the applicable executive remaining employed on each applicable vesting date.  In aggregate, 547,618 stock options were issued as part of the reduced salaries.  All stock options or shares granted are valued on the appropriate measurement date and the related expense shall be recognized over the requisite service period.  On January 16, 2013, these options were modified to be Plan options (See Note 16).

During April 2012, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand.  On November 21, 2012, the director forgave a $22,000 note receivable from the Company in exchange for 62,857 five-year vested non-Plan stock options exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties.  On January 16, 2013, these options were modified to be Plan options (See Notes 9, 15 and 16).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On December 17, 2012, the Company repriced 1,705,000 stock options from having an exercise price of $1.00 per share to $0.35 per share.  Accordingly, the incremental increase in the fair value due to the repricing is being recognized over the remaining service period of the stock options.

During the year ended December 31, 2012, including the aforementioned stock option issuances in this section, the Company granted to employees 6,777,967 stock options, net of cancellations (including repriced stock options), all of which were under the Plan, having an exercise price of $0.35 per share.  While most of the options vest pro rata over three to four years on each anniversary date, 910,214 vested immediately; all options expire five years from the grant date.  The total fair value of stock options granted to employees during the year ended December 31, 2012 was $1,747,007.  The Company recorded compensation expense of $252,057 for the year ended December 31, 2012, in connection with employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates.  The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the years ended December 31, 2012 and 2011:

	For the	For the
	Year Ended	Year Ended
Assumptions	December 31, 2012	December 31, 2011

Expected life (years)	2.5 - 3.8	N/A
Expected volatility	44.2% - 50.9%	N/A
Weighted-average volatility	49.0%	N/A
Risk-free interest rate	0.31% - 0.60%	N/A
Dividend yield	0.00%	N/A
Expected forfeiture rate	1.7%	N/A

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

A summary of the Company’s stock option activity for employees and directors during the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	-
Granted	8,672,967	$0.49
Exercised	-
Forfeited	(1,895,000)	$1.00
Expired	-
Balance Outstanding, December 31, 2012	6,777,967	$0.35	4.7	$-

Exercisable, December 31, 2012	1,457,832	$0.35	4.8	$-

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2012 was $0.13.

As of December 31, 2012, there was $980,898 of total unrecognized compensation costs related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Option Grants to Non-Employees

On March 15, 2012, the Company granted 175,000 stock options to non-employees, all of which were under the Plan, having an exercise price of $1.00 per share.  The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date.  The total fair value of the stock options granted was $57,750, all of which was recognized immediately as these stock options were issued for prior services rendered.  On December 17, 2012, the Company repriced the stock options issued from having an exercise price of $1.00 per share to $0.35 per share.  Accordingly, the incremental increase in the fair value of $15,750 was recognized immediately.

On October 23, 2012, under the Plan, the Company issued to a consultant 20,000 five-year stock options exercisable at $0.50 per share vesting in equal annual increments over a three-year period subject to the consultant continuing to provide services for the Company.  The total fair value of the stock options granted was $2,000, all of which was recognized immediately as these stock options were issued for prior services rendered.  On December 17, 2012, the Company repriced the stock options issued from having an exercise price of $0.50 per share to $0.35 per share.  Accordingly, the incremental increase in the fair value of $600 was recognized immediately.

The total fair value of stock options granted to non-employees during the year ended December 31, 2012 was $95,600, all of which was recognized immediately as these stock options were issued for prior services rendered.  The Company recorded compensation expense of $95,600 for the year ended December 31, 2012, in connection with non-employee stock options.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the years ended December 31, 2012 and 2011:

	For the	For the
	Year Ended	Year Ended
Assumptions	December 31, 2012	December 31, 2011

Expected life (years)	2.7 - 5.0	N/A
Expected volatility	44.2% - 50.0%	N/A
Weighted-average volatility	47.4%	N/A
Risk-free interest rate	0.37% - 0.60%	N/A
Dividend yield	0.00%	N/A

A summary of the Company’s stock option activity for non-employees during the year ended December 31, 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Balance Outstanding, December 31, 2011	-
Granted	390,000	$0.65
Exercised	-
Forfeited	(195,000)	$0.95
Expired	-
Balance Outstanding, December 31, 2012	195,000	$0.35	4.5	$-

Exercisable, December 31, 2012	-	N/A	N/A	N/A

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 13. Income Taxes

The components of income tax expense (benefit) are as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total Income tax expense (benefit)	$-	$-

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$3,649,651	$2,064,725
Allowance for doubtful accounts	261,946	17,637
Intangible assets	118,740	-
Deferred rent	7,883	9,473
Stock-based compensation	128,827	-
Contributions carryforward	93	-
Total deferred tax assets	4,167,140	2,091,835

Deferred tax liabilities:
Intangible assets	-	(148,345)
Property and equipment	(630)	(805)
Total deferred tax liabilities	(630)	(149,150)

Deferred tax assets, net	4,166,510	1,942,685

Valuation allowance:
Beginning of year	(1,942,685)	(1,152,977)
(Increase) decrease during year	(2,223,825)	(789,708)
Ending balance	(4,166,510)	(1,942,685)

Net deferred tax asset	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  The Company recorded a valuation allowance in 2012 and 2011 due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets.  The net change in the valuation allowance during the years ended December 31, 2012 and 2011 was an increase of $2,223,825 and $789,708, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

At December 31, 2012, the Company had $9,849,068 of net operating loss carryforwards which will expire from 2029 to 2032. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2004 and 2008 through 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1	3.1
Other	(0.1)	(0.1)
Change in valuation allowance	(37.0)	(37.0)
Effective income tax rate	0.0%	0.0%

Note 14. Concentrations

Concentration of Credit Risk

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012.  On January 1, 2013, the aforementioned additional federal insurance provision expired and accordingly, the standard insurance amount of $250,000 per depositor, per bank, became effective.  Had this provision expired by December 31, 2012, cash amounts in excess of FDIC limits would have been approximately $583,000.  As of December 31, 2011, the Company’s bank balances exceeded FDIC insured amounts by approximately $50,000.

Concentration of Revenues, Accounts Receivable and Publisher Expense

For the years ended December 31, 2012 and 2011, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Customer 1	28.7%	44.6%
Customer 2	17.7%	-
Totals	46.4%	44.6%

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

At December 31, 2012 and 2011, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2012	December 31, 2011

Customer 1	54.4%	53.4%
Customer 2	-	17.3%
Totals	54.4%	70.7%

For the years ended December 31, 2012 and 2011, the Company had significant vendors representing 10% or greater of cost and expense as follows:

	For the	For the
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Vendor 1	11.0%	24.4%
Totals	11.0%	24.4%

Note 15. Related Party Transactions

On September 21, 2011, the Company loaned $238,210 to its CEO in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 40,000 shares of common stock of interclick, Inc. (a publicly-traded company) owned personally by the CEO.  The note along with accrued interest was due and payable on June 21, 2012.  For the year ended December 31, 2011, interest income of $1,867 was recognized.  On December 20, 2011, the note along with accrued interest of $1,867 was paid in full (See Note 4).

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum.  As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer.  The note along with accrued interest was due and payable on September 14, 2012.  During the year ended December 31, 2011, interest income of $210 was recognized on the note receivable and is included in other current assets.  As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term.  During the year ended December 31, 2012, interest income of $594 was recognized on the note receivable.  On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 4).

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables are due net 60 months.  On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable.  On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party.  On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default.  On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada.  Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG  agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014.  As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above.  Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased.  Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable.  As of December 31, 2012 and 2011, the balance of the account receivable, net of allowance, was $270,478 and $772,793 and is shown as accounts receivable, secured – related party, net (See Notes 4 and 12).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum.  Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates.  As these loans (now convertible promissory notes) are not due for at least 12 months after the balance sheet, they have been included in long-term liabilities as of December 31, 2012 (See Notes 8 and 9).

In June 2009, the Company borrowed an aggregate of $45,000 from an individual, who was an officer of the Company at that time, in exchange for notes payable bearing interest at 18% per annum.  The notes were due in October 2009 and became demand notes at that time.  During the year ended December 31, 2011, interest expense of $2,393 was recognized on the notes.  During the year ended December 31, 2011, the remaining principal balance of $25,000 due on the notes payable was repaid and no further amount is due (See Note 9).

During April 2012, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand.  On November 21, 2012, the director forgave a $22,000 note receivable from the Company in exchange for 62,857 five-year vested non-Plan stock options exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties.  On January 16, 2013, these options were modified to be Plan options (See Notes 9, 12 and 16).

On March 6, 2011, the Company authorized the issuance of up to $350,000 of convertible notes that were convertible into Series B preferred shares at $0.95 per share, bearing interest of 6% per annum.  The notes were convertible beginning after the closing of the EGC Merger (See Note 1).  As of May 13, 2011, the Company had received an aggregate of $328,000 (of which $73,000 was received from related parties) from the sale of convertible notes.  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record.  In addition, the Company issued an aggregate of $22,000 (of which $16,000 was to related parties) of convertible notes for services rendered.  In May 2011, $350,000 of the convertible notes were converted into 368,411 Series B preferred shares (See Notes 9 and 12).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum.  The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company.  The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013.  On December 17, 2012, the maturity date was extended to August 31, 2014.  There was no accounting effect for these two modifications (See Note 9).

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum.  The note is convertible into common shares of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit).  The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date.  On September 4, 2012, the maturity date was extended to August 31, 2013.  On December 17, 2012, the maturity date was extended to August 31, 2014 (See Note 9).

During 2005 through 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President.  The amount of unauthorized borrowings during the year ended December 31, 2011 was $14,876, which has been expensed as loss due to unauthorized borrowing, a non-operating item (See Note 10).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On September 16, 2011, the Company entered into a two-year consulting agreement with the former Chairman of the Company in which the Company was obligated to pay $11,667 per month.  On September 28, 2011, the Company prepaid 13 months of the consulting agreement, or $151,667, which was then amortized until December 31, 2011, at which time the consulting agreement was terminated and the remaining unamortized prepaid expense was recognized immediately as consulting expense.  No additional amounts are due under the consulting agreement (See Note 10).

During 2011, the Company sold an aggregate of 850,395 Series A preferred shares in exchange for cash proceeds of $809,900 (of which $230,000 was received from then related parties).  The Series A shares had the following features:  (i) equal voting rights as the common shares; (ii) automatically convert to common shares at the time the Company is required to file Forms 10-Q and 10-K with the SEC (the “SEC Reporting Date”); (iii) a conversion ratio of 1 share of common for each share of Series A; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio; (vi) 5% cumulative accruing dividends whether or not declared (payable only upon redemption per vii); and (vii) shall be redeemed by the Company if: (a) Michael Mathews is no longer the CEO, or (b) the SEC Reporting Date does not occur on or before January 31, 2012 (on February 29, 2012, this was extended to March 15, 2012), but (c) only to the extent the Company has EBITDA.  During the year ended December 31, 2011, cumulative dividend on the Series A preferred shares amounted to $34,500 (See Note 11).

Note 16. Subsequent Events

On January 16, 2013, the Company increased the number of shares in its stock option plan to 8,000,000 shares.  Also on January 16, 2013, 1,291,167 options were modified to be Plan options (See Notes 9, 12 and 15).

On February 11, 2013, HEMG and Mr. Spada sued us, certain senior management members and our directors in state court in New York seeking damages arising from losses and other matters incurred in the operation of the Company’s business since May 2011, our filings with the SEC and the DOE where we stated that HEMG and Mr. Spada borrowed $2.2 million without board authority and our failure to use our best efforts to purchase certain shares of common stock from HEMG following an April 2012 agreement.  While we have been advised by our counsel that the lawsuit is baseless, we cannot assure you that we will be successful.  Defending the litigation will be expensive and divert our management from the Company’s business.  If we are unsuccessful, the damages we pay may be material.

During February and March 2013, the Company sold $565,000 of Units (consisting of one common share and one-half of a warrant exercisable at $0.50 per share).

During February 2013, the Company repaid approximately $250,000 of its line of credit.  The line of credit remains open.

On March 14, 2013, the Company entered into a letter of intent with Laidlaw & Company (UK) Ltd. under which Laidlaw agreed to use its best efforts to sell up to $770,000 of Units at the same terms as the Units the Company sold in 2012 and 2013 to date. Laidlaw will receive cash commissions of 10% based on the number of Units sold and five year warrants equal to 10% of the securities sold exercisable at $0.50 per share.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Employment Agreement – Mathews*	8-K	3/19/12	10.1
10.2	Employment Agreement – Garrity *	8-K	3/19/12	10.2
10.3	Employment Agreement – Powers*	8-K	3/19/12	10.3
10.4	Employment Agreement - Siegel*	8-K	3/19/12	10.4
10.5	Employment Agreement - Williams*	8-K	3/19/12	10.5
10.6	Amendment to Mathews Employment Agreement*	8-K	3/19/12	10.14
10.7	Amendment of Powers Employment Agreement*	8-K	3/19/12	10.15
10.8	September 16, 2011 Spada Agreement	8-K	3/19/12	10.6
10.9	Consulting Agreement – Spada	8-K	3/19/12	10.7
10.10	Lock-Up/Leak-Out Agreement – Spada	8-K	3/19/12	10.8
10.11	Form of Lock-Up/Leak-Out Agreement – Officers and Directors	8-K	3/19/12	10.9
10.12	Spada / HEMG April 2012 Agreement	8-K/A	5/7/12	10.19
10.13	Spada - Indemnification Agreement	8-K/A	5/7/12	10.20
10.14	Form of Directors Indemnification Agreement	8-K/A	5/7/12	10.21
10.15	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.16	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.17	Form of Convertible Note – Mathews - $1.00	S-1	2/11/13	10.17
10.18	Form of Convertible Note – Mathews	S-1	2/11/13	10.18
10.19	Form of Convertible Note – Private Placement	10-Q	8/20/12	10.5
10.20	Form of Warrant – Private Placement	10-Q	8/20/12	10.6

10.21	2012 Equity Incentive Plan, as amended	S-1	2/11/13	10.21
10.22	Form of Stock Option Agreement	8-K	3/19/12	10.14
10.23	Form of Siegel Stock Option Agreement*	8-K	3/19/12	10.15
10.24	Form of Warrant – September Private Placement	8-K	10/1/12	10.3
10.25	Form of Registration Rights Agreement – September Private Placement	8-K	10/1/12	10.2
10.26	Form of Registration Rights Agreement – Whalehaven	S-1	10/1/12	10.26
10.27	Form of Salary Reduction Agreement	S-1	10/1/12	10.27
10.28	Form of Securities Purchase Agreement – September Private Placement	8-K	10/1/12	10.1
10.29	Form of Securities Purchase Agreement – December Private Placement	8-K	12/17/12	10.1
10.30	Form of Registration Rights Agreement – December Private Placement	8-K	12/17/12	10.2
10.31	Form of Warrant – December Private Placement	8-K	12/17/12	10.3
10.32	D’Anton Agreement –Loan Cancellation	S-1	2/11/13	10.32
10.33	Powers Consulting Agreement				Filed
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Furnished***
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished***
____________
*          Management contract or compensation plan.

**       This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***     Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2012 and 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the year ended December 31, 2012, no annual report or proxy materials were sent to Aspen Group’s security holders.