Form 10-Q
period 2013-03-31
ASPEN GROUP, INC.
filed 2013-05-10
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of May 9, 2013
Common Stock, $0.001 par value per share	58,573,223 shares

ii

Explanatory Note: As previously reported, Aspen Group, Inc. (“Aspen Group”) has changed its fiscal year to end each year on April 30th. Consequently, this will be the last report filed in accordance with Aspen Group’s prior fiscal year end of December 31st. The next report filed by Aspen Group will be a transition report on a Form 10-K reporting Aspen Group’s financial results for the four month period ended April 30, 2013. Subsequently, Aspen Group will file a Form 10-Q to report its financial results for the three month period ended July 31, 2013.

Aspen Group, Inc. and Subsidiaries Index to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$479,344	$577,238
Restricted cash	265,131	264,992
Accounts receivable, net of allowance of $57,535 and $35,535, respectively	327,015	239,671
Prepaid expenses	157,583	192,533
Net assets from discontinued operations (Note 1)	183,747	393,214
Other current assets	-	69,000
Total current assets	1,412,820	1,736,648

Property and equipment:
Call center equipment	121,313	121,313
Computer and office equipment	61,037	45,718
Furniture and fixtures	32,914	11,336
Library (online)	100,000	100,000
Software	1,491,035	1,388,824
	1,806,299	1,667,191
Less accumulated depreciation and amortization	(541,216)	(455,871)
Total property and equipment, net	1,265,083	1,211,320
Courseware, net	218,559	253,571
Accounts receivable, secured - related party, net of allowance of $502,315	270,478	270,478
Other assets	25,181	25,181

Total assets	$3,192,121	$3,497,198

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$258,409	$215,796
Accrued expenses	97,380	75,912
Deferred revenue	1,142,195	1,036,540
Convertible notes payable, current portion (includes $50,000 to related parties)	200,000	-
Loan payable to stockholder	491	491
Deferred rent, current portion	7,844	6,257
Net liabilities from discontinued operations (Note 1)	125,132	226,430
Other current liabilities	-	69,000
Total current liabilities	1,831,451	1,630,426

Line of credit	250,250	250,000
Convertible notes payable (includes $600,000 and $650,000, respectively, to related parties)	600,000	800,000
Deferred rent	20,319	15,017
Total liabilities	2,702,020	2,695,443

Commitments and contingencies - See Note 8

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Common stock, $0.001 par value; 120,000,000 shares authorized,
56,858,005 issued and 56,658,005 outstanding at March 31, 2013 and
55,243,719 issued and 55,043,719 outstanding at December 31, 2012	56,858	55,244
Additional paid-in capital	12,789,218	12,153,615
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(12,285,975)	(11,337,104)
Total stockholders’ equity	490,101	801,755

Total liabilities and stockholders’ equity	$3,192,121	$3,497,198

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012

Revenues	$892,334	$546,778

Costs and expenses:
Instructional costs and services	235,713	187,847
Marketing and promotional	310,491	437,305
General and administrative	1,217,273	1,752,281
Depreciation and amortization	120,357	89,749
Total costs and expenses	1,883,834	2,467,182

Operating loss from continuing operations	(991,500)	(1,920,404)

Other income (expense):
Interest income	243	644
Interest expense	(5,217)	(3,031)
Gain on disposal of property and equipment	-	5,879
Other income	66,267	-
Total other income (expense)	61,293	3,492

Loss from continuing operations before income taxes	(930,207)	(1,916,912)

Income tax expense (benefit)	-	-

Loss from continuing operations	(930,207)	(1,916,912)

Discontinued operations (Note 1)
Income (loss) from discontinued operations, net of income taxes	(18,664)	127,146

Net loss	(948,871)	(1,789,766)

Cumulative preferred stock dividends	-	(37,379)

Net loss allocable to common stockholders	$(948,871)	$(1,827,145)

Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.12)
Income (loss) per share from discontinued operations - basic and diluted	$-	$0.01
Net loss per share allocable to common stockholders - basic and diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	55,671,814	16,473,874

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2012	55,243,719	$55,244	$12,153,615	$(70,000)	$(11,337,104)	$801,755
Issuance of common shares and warrants for cash, net of offering costs of $45,630	1,614,286	1,614	517,756	-	-	519,370
Stock-based compensation	-	-	117,847	-	-	117,847
Net loss	-	-	-	-	(948,871)	(948,871)
Balance at March 31, 2013	56,858,005	$56,858	$12,789,218	$(70,000)	$(12,285,975)	$490,101

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(948,871)	$(1,789,766)
Less income (loss) from discontinued operations	(18,664)	127,146
Loss from continuing operations	(930,207)	(1,916,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	22,000	32,955
Gain on disposal of property and equipment	-	(5,879)
Depreciation and amortization	120,357	89,749
Stock-based compensation	117,847	66,104
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(140,344)	(20,524)
Prepaid expenses	34,950	(22,372)
Other current assets	69,000	-
Accounts payable	42,613	622,808
Accrued expenses	21,468	125,867
Deferred rent	6,889	(1,073)
Deferred revenue	105,655	120,508
Other current liabilities	(69,000)	-
Net cash used in operating activities	(598,772)	(908,769)

Cash flows from investing activities:
Cash acquired as part of merger	-	337
Purchases of property and equipment	(139,108)	(138,183)
Purchases of courseware	-	(3,200)
Increase in restricted cash	(139)	(105,865)
Proceeds received from officer loan repayments	-	150,000
Net cash used in investing activities	(139,247)	(96,911)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	250	(5,769)
Proceeds from issuance of common shares and warrants, net	519,370	-
Proceeds received from issuance of convertible notes and warrants	-	150,000
Proceeds from related party for convertible notes	-	300,000
Net cash provided by financing activities	519,620	444,231

Cash flows from discontinued operations:
Cash flows from operationg activities	120,505	41,372
Net cash provided by discontinued operations	120,505	41,372

Net decrease in cash and cash equivalents	(97,894)	(520,077)

Cash and cash equivalents at beginning of period	577,238	766,602

Cash and cash equivalents at end of period	$479,344	$246,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,284	$2,431
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$-	$3,469,985
Conversion of loans payable to convertible notes payable	$-	$200,000
Liabilities assumed in recapitalization	$-	$21,206
Settlement of notes payable by disposal of property and equipment	$-	$15,151

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 1.Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management. On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc. On May 13, 2011, the Company formed a Colorado subsidiary, Aspen University Marketing, LLC, which was inactive and was formally dissolved on November 20, 2012. On March 13, 2012, the Company was recapitalized in a reverse merger (See Note 10). All references to the Company or Aspen before March 13, 2012 are to Aspen University Inc.

On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Moreover, at the end of the 120-day period, the Company shall no longer be offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. Accordingly, the activities related to CLS (or the “Smart Home Integration Certificate” program) are treated as discontinued operations. As this component of the business was not sold, there was no gain or loss on the disposition of this component (see below “Basis of Presentation”).

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our full-time degree-seeking students (as of March 31, 2013) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

1. Interim Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended March 31, 2013 and 2012, our cash flows for the three months ended March 31, 2013 and 2012, and our financial position as of March 31, 2013 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013. The December 31, 2012 balance sheet is derived from those statements and it has been updated to reflect the discontinued operations for the CLS component.

2. Discontinued Operations

As of March 31, 2013, the Company decided to discontinue business activities related to its “Certificate in Information Technology with a specialization in Smart Home Integration” program so that it may focus on growing its full-time, degree-seeking student programs, which have higher gross margins. On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Thus, as of August 3, 2013, the Company shall no longer be offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. The termination of the “Smart Home Integration Certificate” program qualifies as a discontinued operation and accordingly the Company has excluded results for this component from its continuing operations in the condensed consolidated statements of operations for all periods presented. The following table shows the results of the “Smart Home Integration Certificate” program component included in the income (loss) from discontinued operations:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenues	$123,357	$811,041

Costs and expenses:
Instructional costs and services	111,021	683,895
General and administrative	31,000	-
Total costs and expenses	142,021	683,895

Income (loss) from discontinued operations, net of income taxes	$(18,664)	$127,146

The major classes of assets and liabilities of discontinued operations on the balance sheets are as follows:

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$-	$67,750
Accounts receivable, net of allowance of $200,045 and $169,045, respectively	171,831	322,026
Other current assets	11,916	3,438
Net assets from discontinued operations	$183,747	$393,214
Liabilities
Accounts payable	$1,178	$1,178
Accrued expenses	123,954	185,395
Deferred revenue	-	39,857
Net liabilities from discontinued operations	$125,132	$226,430

Going Concern

The Company had a net loss of $948,871 and negative cash flows from operations of $598,772 for the three months ended March 31, 2013. While management expects operating trends to improve over the course of 2013, if the realization of the expected improvement fails to occur, it is possible the Company’s ability to continue as a going concern may be contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management has continued to implement its business plan and funded operations by raising additional capital through the issuance of equity securities. During the three months ended March 31, 2013, the Company raised $565,000 in gross funding from Units (consisting of common shares and warrants) (See Note 10). To aid the fund-raising process, the Company on March 14, 2013, engaged Laidlaw & Company to raise up to $770,000 through the sale of additional Units. Subsequent to March 31, 2013, the Company raised an additional $600,328 in gross funding from the sale of Units (consisting of common stock and warrants). This concluded the raise of $4,637,328 of gross proceeds from September 2012 to April 2013. By discontinuing the Company's CLS component, which had low gross margins, management will concentrate its efforts on expanding its full-time, degree-seeking student programs, which have higher gross margins.

The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of software and courseware, valuation of stock-based compensation, the valuation of net assets and liabilities from discontinued operations and the valuation allowance on deferred tax assets.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The Company considers $265,131 (includes accrued interest of $466) as restricted cash (shown as a current asset as of March 31, 2013) until such letter of credit expires on December 31, 2013. As of March 31, 2013, the account bears interest of 0.20%.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Revenue Recognition and Deferred Revenue - Discontinued Operations

The Company enters into certain revenue sharing arrangements with consultants whereby the consultants will develop course content primarily for technology-related courses, recommend, but not select, faculty, lease equipment on behalf of the Company for instructional purposes for the on-site laboratory portion of distance learning courses and make introductions to corporate and government sponsoring organizations that provide students for the courses. The Company has evaluated ASC 605-45 "Principal Agent Considerations" and determined that there are more indicators than not that the Company is the primary obligor in the arrangements since the Company establishes the tuition, interfaces with the student or sponsoring organization, selects the faculty, is responsible for delivering the course, is responsible for issuing any degrees or certificates, and is responsible for collecting the tuition and fees. The gross tuition and fees are included in revenues while the revenue sharing payments are included in instructional costs and services, an operating expense. As a result of presenting this component as discontinued operations, the revenues are now included in income (loss) from discontinued operations, net of income taxes for all periods presented (See Note 1).

Reclassifications

Certain amounts in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 have been reclassified in order to conform to the March 31, 2013 presentation.

On the consolidated statements of operations, bad debt expense has been reclassified from instructional costs and services to general and administrative costs. The following table shows the reclassifications to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2012.

	For the Three Months Ended March 31, 2012
		Reclassifications
			Discontinued
	As Previously	Bad Debt	Operations	As
	Reported	Expense	(See Note 1)	Reclassified

Costs and expenses:
Instructional costs and services	$904,697	$(32,955)	$(683,895)	$187,847
Marketing and promotional	437,305			437,305
General and administrative	1,719,326	32,955		1,752,281
Depreciation and amortization	89,749			89,749
Total costs and expenses	$3,151,077			$2,467,182

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each year. Options to purchase 7,353,667 and 2,070,000 common shares, warrants to purchase 8,063,665 and 493,500 common shares, and $800,000 and $650,000 of convertible debt (convertible into 1,357,143 and 951,126 common shares) were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company has adopted this standard as of January 1, 2013.

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Note 3. Secured Note and Accounts Receivable – Related Parties

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum. As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer. The note along with accrued interest was due and payable on September 14, 2012. During the three months ended March 31, 2012, interest income of $594 was recognized on the note receivable. On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 11).

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a Unit private placement that equates to approximately $0.35 per common share, the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. As of March 31, 2013 and December 31, 2012, the balance of the account receivable, net of allowance, was $270,478, based on continuing private placement sales equating to approximately $0.35 per share, and is shown as accounts receivable, secured – related party, net (See Note 11).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Call center	$121,313	$121,313
Computer and office equipment	61,037	45,718
Furniture and fixtures	32,914	11,336
Library (online)	100,000	100,000
Software	1,491,035	1,388,824
	1,806,299	1,667,191
Accumulated depreciation and amortization	(541,216)	(455,871)
Property and equipment, net	$1,265,083	$1,211,320

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $85,345 and $53,511, respectively. Accumulated depreciation amounted to $541,216 and $455,871 as of March 31, 2013 and December 31, 2012, respectively.

Amortization expense for software, included in the above amounts, for the three months ended March 31, 2013 and 2012 was $74,552 and $46,373, respectively. Software consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Software	$1,491,035	$1,388,824
Accumulated amortization	(361,296)	(286,744)
Software, net	$1,129,739	$1,102,080

The following is a schedule of estimated future amortization expense of software at March 31, 2013:

Year Ending December 31,
2013	$223,655
2014	298,207
2015	298,207
2016	237,917
2017	71,753
Total	$1,129,739

Note 5. Courseware

Courseware costs capitalized were $0 and $3,200 for the three months ended March 31, 2013 and 2012, respectively.

Courseware consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Courseware	$2,097,538	$2,097,538
Accumulated amortization	(1,878,979)	(1,843,967)
Courseware, net	$218,559	$253,571

Amortization expense of courseware for the three months ended March 31, 2013 and 2012 was $35,012 and $36,238, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

The following is a schedule of estimated future amortization expense of courseware at March 31, 2013:

Year Ending December 31,
2013	$85,808
2014	77,757
2015	39,616
2016	12,738
2017	2,640
Total	$218,559

Note 6. Loans Payable

During 2009, the Company received advances aggregating $200,000 from three individuals. Of the total funds received, $50,000 was received from a related party. From the date the funds were received through the date the loans were converted into convertible promissory notes payable, the loans were non-interest bearing demand loans and, therefore, no interest expense was recognized or due. In February 2012, the Company converted the loans into long-term convertible notes payable (See Notes 7 and 12).

Note 7. Convertible Notes Payable

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum. Each note holder had the right to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company. The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly were presented at their fixed monetary amount of $20,000. The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default. In April 2012, the convertible notes payable of $20,000 were converted into 20,000 common shares of the Company and, accordingly, the default was cured.

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. As these loans (now convertible promissory notes) are due in February 2014, they have been included in current liabilities as of March 31, 2012 and long-term liabilities as of December 31, 2012 (See Notes 6 and 11).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 11).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

On February 29, 2012 (the "Effective Date"), the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities following the reverse merger. Each Unit in the Phase One financing consisted of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's common shares at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's common shares equal to 25% of the number of shares issuable upon conversion of the Convertible Notes. As of June 30, 2012, the Company, without the assistance of any broker-dealer, raised $150,000 from the sale of 3.0 Units. Laidlaw raised $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including Convertible Notes payable and an estimated 389,000 warrants). Mandatory conversion was to occur on the initial closing of the Phase Two financing, which occurred September 28, 2012. The Convertible Notes (as extended) had a maturity date of September 30, 2012, carried provisions for price protection and contained registration rights. For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units. Separately, Laidlaw required an activation fee of $25,000. The Phase Two financing consisted of units offered at $0.35 per unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share. The Convertible Notes embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of proceeds received on September 28, 2012 in the Phase Two financing, all of the $1,706,000 (face value) of Convertible Notes were automatically converted into 5,130,795 common shares at the contractual rate of $0.3325 per share. Moreover, due to price protection, the exercise price of the warrants to acquire 426,500 common shares that had been issued along with the convertible notes changed from $1.00 per share to $0.3325 per share. In addition, 202,334 common shares and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes. Accordingly, a loss of $3,339 was recognized in general and administrative expenses upon settlement.

As of March 31, 2013, the aggregate amount of convertible notes payable outstanding was $800,000, of which $200,000 is included in current liabilities and $600,000 is included in long-term liabilities. As of March 31, 2013, the convertible notes embedded conversion options were still not accounted for as bifurcated derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at March 31, 2013). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. During February 2013, the Company repaid $250,000 on the line of credit. At the end of March 2013, the Company drew $250,000 and was charged the $250 annual fee on the line of credit. The balance due on the line of credit as of March 31, 2013 was $250,250. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at March 31, 2013 was $0.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of March 31, 2013, the Company had entered into four employment agreements whereby the Company is obligated to pay an annual performance bonus ranging from 50% to 100% of the employee’s base salary based upon the achievement of pre-established milestones. Such annual bonuses are to be paid one-half in cash and the remainder in common shares of the Company. As of March 31, 2013, no performance bonuses have been earned and any guaranteed bonuses under the employment agreements have been waived.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Legal Matters

On February 11, 2013, HEMG and Mr. Spada sued us, certain senior management members and our directors in state court in New York seeking damages arising from losses and other matters incurred in the operation of the Company’s business since May 2011, our filings with the SEC and the DOE where we stated that HEMG and Mr. Spada borrowed $2.2 million without board authority and our failure to use our best efforts to purchase certain shares of common stock from HEMG following an April 2012 agreement. In response to a motion to dismiss filed by the defendants, the plaintiffs recently filed an amended complaint. While we have been advised by our counsel that the lawsuit is baseless, we cannot assure you that we will be successful. Defending the litigation will be expensive and divert our management from the Company’s business. If we are unsuccessful, the damages we pay may be material, although some of the claims are derivative in which relief is sought on behalf of the Company against the individual defendants.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Regulatory Matters

The Company’s subsidiary, Aspen University Inc. (“Aspen University”), is subject to extensive regulation by Federal and State governmental agencies and accrediting bodies. In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject Aspen University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA. Aspen University has had provisional certification to participate in the Title IV programs. That provisional certification imposes certain regulatory restrictions including, but not limited to, a limit of 1,200 student recipients for Title IV funding for the duration of the provisional certification. During 2011, Aspen University’s provisional certification was scheduled to expire, but Aspen University timely filed its application for recertification with the DOE, which extended the term of Aspen University’s certification to September 30, 2013. The provisional certification restrictions continue with regard to Aspen University’s participation in Title IV programs.

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located, and since July 2011, potentially in the States where an institution offers postsecondary education through distance education. In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements. As Title IV funds received in fiscal 2012 represented approximately 18% of the Company's cash revenues (including revenues from discontinued operations), as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013. The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 “Restricted Cash”).

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)
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

Letter of Credit

The Company maintains a letter of credit under a DOE requirement (See Note 2 “Restricted Cash”).

Note 9. Temporary Equity

Prior to their conversion to common shares on March 13, 2012, the Series A, Series D and Series E preferred shares were classified as temporary equity. During 2012 through March 13, 2012, the preferred shares accumulated additional dividends of $37,379 and as of March 13, 2012, total cumulative preferred dividends were $124,705. On March 13, 2012, all preferred shares were automatically converted into common shares and, based on the terms of the preferred shares, none of the cumulative dividends shall ever be paid (See Note 10).

Note 10. Stockholders’ Equity

Stock Dividends and Reverse Split

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

Preferred Shares

On March 13, 2012, all preferred shares were automatically converted into common shares and, based on the terms of the preferred shares (See below).

Common Shares

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 common shares of Aspen Group, Inc. (See Note 9).

Pursuant to the recapitalization discussed below, the Company is deemed to have issued 9,760,000 common shares to the original stockholders of the publicly-held entity.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

On October 10, 2012, the Company entered into a non-exclusive agreement with Global Arena Capital Corp. (“GAC”), a broker-dealer, through which GAC agreed to use its best efforts to raise up to $2,030,000 from the sale of Units for $35,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 50,000 five-year warrants exercisable at $0.50 per share. The Company agreed to compensate GAC from sales of Units by paying it compensation equal to 10% of the gross proceeds sold by it. The Company also agreed to issue GAC five-year warrants to purchase 10% of the same Units it sells to investors with an exercise price equal to the purchase price paid by investors ($35,000 per Unit). In addition, the Company agreed to pay GAC a 3% non-accountable expense allowance from the proceeds of Units sold by it. As of December 31, 2012, the Company raised $530,337 (net of offering costs of $184,663 and five-year warrants to purchase: (i) 100,000 common shares at $0.35 per share and (ii) 98,000 common shares at $0.50 per share.) from the sale of 20.43 Units (including 2,042,856 common shares and 1,021,432 warrants) under the offering. On December 31, 2012, the agreement with GAC was terminated. During the period from February 13, 2013 through March 1, 2013, the Company raised $519,370 (net of offering costs of $45,630) from the sale of 16.14 Units (including 1,614,286 common shares and 807,143 five-year warrants exercisable at $0.50 per share) on its own behalf without the use of a broker. The warrants have cashless exercise provisions. On March 14, 2013, and based on the Company having increased the remainder of the Offering by $20,000, the Company entered into an exclusive engagement with Laidlaw & Company (UK) Ltd. under which Laidlaw agreed to use its best effort to sell up to $770,000 of Units with the same terms as the Units the Company sold in 2012 and 2013 to date. Laidlaw will receive cash commissions of 10% based on the number of Units sold and five-year warrants equal to 10% of the securities sold exercisable at $0.50 per share. The offering shall terminate no later than April 15, 2013 (See Note 12).

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

Stock Warrants

All warrants issued by the Company during the three months ended March 31, 2013 have been related to capital raises. Accordingly, the Company has not recognized any stock-based compensation for these warrants.

A summary of the Company’s warrant activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	7,256,522	$0.45
Granted	807,143	0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, March 31, 2013	8,063,665	$0.46	4.3	$32,349

Exercisable, March 31, 2013	8,063,665	$0.46	4.3	$32,349

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

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

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012 and to 8,000,000 shares effective January 16, 2013) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. On January 16, 2013, 1,291,167 options were modified to be Plan options. There was no accounting effect for such modifications. As of March 31, 2013, 646,333 shares were remaining under the Plan for future issuance.

During the three months ended March 31, 2012, the Company granted 1,895,000 stock options to employees, all of which were under the Plan, having an exercise price of $1.00 per share (repriced to $0.35 per share on December 17, 2012). The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date. The total fair value of stock options granted to employees during the three months ended March 31, 2012 was $625,350, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $8,354 for the three months ended March 31, 2012, in connection with employee stock options.

During the three months ended March 31, 2013, the Company granted to employees 473,200 stock options, all of which were under the Plan, having an exercise price of $0.35 per share. The options vest pro rata over three to four years on each anniversary date; all options expire five years from the grant date. The total fair value of stock options granted to employees during the three months ended March 31, 2013 was $56,784, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $117,847 for the three months ended March 31, 2013, in connection with employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended March 31, 2013 and 2012:

	For the Three	For the Three
	Months Ended	Months Ended
Assumptions	March 31, 2013	March 31, 2012
Expected life (years)	3.5 - 3.75	3.5
Expected volatility	46.3% - 46.5%	44.2%
Weighted-average volatility	46.5%	44.2%
Risk-free interest rate	0.36% - 0.44%	0.56% - 0.60%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	3.9%	2.0%

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

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

A summary of the Company’s stock option activity for employees and directors during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	6,777,967	$0.35
Granted	473,200	$0.35
Exercised	-
Forfeited	(92,500)	$0.35
Expired	-
Balance Outstanding, March 31, 2013	7,158,667	$0.35	4.4	$-

Exercisable, March 31, 2013	2,056,998	$0.35	4.4	$-

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2013 was $0.12.

As of March 31, 2013, there was $921,606 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The total fair value of stock options granted to non-employees during the three months ended March 31, 2013 and 2012 was $0 and $57,750, all of which was recognized immediately as these stock options were issued for prior services rendered. The Company recorded compensation expense of $0 and $57,750 for the three months ended March 31, 2013 and 2012, in connection with non-employee stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the three months ended March 31, 2013 and 2012:

	For the Three	For the Three
	Months Ended	Months Ended
Assumptions	March 31, 2013	March 31, 2012
Expected life (years)	N/A	3.5
Expected volatility	N/A	44.2%
Weighted-average volatility	N/A	44.2%
Risk-free interest rate	N/A	0.60%
Dividend yield	N/A	0.00%

A summary of the Company’s stock option activity for non-employees during the three months ended March 31, 2013 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	195,000	$0.35
Granted	-
Exercised	-
Forfeited	-
Expired	-
Balance Outstanding, March 31, 2013	195,000	$0.35	4.0	$-

Exercisable, March 31, 2013	58,333	$0.35	4.0	$-

Note 11. Related Party Transactions

On December 14, 2011, the Company loaned $150,000 to an officer of the Company in exchange for a promissory note bearing 3% per annum. As collateral, the note was secured by 500,000 shares of the Company’s common stock owned personally by the officer. The note along with accrued interest was due and payable on September 14, 2012. During the three months ended March 31, 2012, interest income of $594 was recognized on the note receivable. On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 3).

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a Unit private placement that equates to approximately $0.35 per common share, the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. As of March 31, 2013 and December 31, 2012, the balance of the account receivable, net of allowance, was $270,478, based on continuing private placement sales equating to approximately $0.35 per share, and is shown as accounts receivable, secured – related party, net (See Note 3).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to an individual, another individual and a related party (the brother of Patrick Spada, the former Chairman of the Company), of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. As these loans (now convertible promissory notes) are due in February 2014, they have been included in current liabilities as of March 31, 2012 and long-term liabilities as of December 31, 2012 (See Notes 6 and 7).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 7).

Note 12. Subsequent Events

On April 5, 2013, the Company provided a 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011 (See Note 1 “Discontinued Operations”).

On April 18, 2013, the Company raised $522,170 (net of offering costs of $78,158 and five-year warrants to purchase 169,021 common shares at $0.50 per share) from the sale of 17.15 Units (comprised of 1,715,217 common shares and 857,606 five-year warrants exercisable at $0.50 per share). All of the Units were sold with the assistance of Laidlaw except $8,750, which the Company raised on its own behalf and was not subject to a commission. Cash commissions of $59,158 and five-year warrants to purchase 169,021 common shares at $0.50 per share are due to Laidlaw as offering fees.

On April 25, 2013, the Company changed its fiscal year end from December 31 to April 30.

Subsequent to March 31, 2013, the Company granted 160,714 stock options to executive officers in lieu of reduced salaries, 75,000 stock options to a consultant and 25,000 stock options to an employee. All of the aforementioned stock options are five-year options, vest over 3 years and have an exercise price of $0.35 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Prospectus dated May 6, 2013, filed with the Securities and Exchange Commission, or the SEC, on May 6, 2013.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries (including Aspen), unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University Inc.

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that 87% of our full-time degree-seeking students (as of March 31, 2013) are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors. As of March 31, 2013, 1,836 students were enrolled as full-time degree seeking students with 1,593 of those students or 87% in a master or doctoral graduate degree program. In addition, a further 943 students are engaged in part-time programs, such as continuing education courses and certificate level programs. Therefore, Aspen’s student body totaled 2,779 as of March 31, 2013.

Among online, for-profit universities, Aspen ranks among the leaders relative to the closely analyzed industry metrics such as high student graduation rates, high student course completion rates and low revenue exposure to the Department of Education, or DOE, federal student financial aid Title IV programs. During 2012, Aspen had a student graduation rate of 58%, and a student course completion rate of 90% (calculated in accordance with DETC guidelines which is the average completion rate of students in our top 10 most popular courses), a federal student financial aid Title IV program participation rate of approximately 18% of revenues (this rate was calculated in accordance with the DOE regulations with revenues calculated on a cash basis, including revenues from discontinued operations). Most publicly-traded for-profit universities are near the 90/10 Title IV ratio limit.

Enrollment Trends

In the three months ended March 31, 2013, or the 2013 Quarter, Aspen’s total student body rose to 2,779 students, a 9% increase from 2,552 at December 31, 2012 and a 32% increase from 2,112 at March 31, 2012. The 2013 Quarter total student body growth rate represents an annualized 40% increase. Aspen’s 260 total enrollments in this seasonally strong 2013 Quarter represented a quarterly record for the university. Given the monthly advertising budget averages approximately $80,000 that equates to an average enrollment cost for the 2013 Quarter of less than $925 per student – therefore this is the first quarter that student enrollment costs on average have dropped below $1,000.

Note that the month of March was the peak enrollment month of the 2013 Quarter, and the highest enrollment month in the university’s history. Consequently, 69% of the cash collected for new class starts in March was booked as deferred revenue and will be fully earned in the subsequent three months. Given the increase of deferred revenues in the 2013 Quarter, the Company forecasts revenues in the near term to rise.

During the 2013 Quarter, Aspen’s full-time degree-seeking student body rose 9% to 1,836 students from 1,681 at December 31, 2012 and grew 23% from 1,488 at March 31, 2012. The 2013 Quarter growth rate for the full-time degree-seeking student body represents an annualized 42% increase. The enrollment growth highlight is the Master’s of Nursing program, up 34% in the 2013 Quarter to 355 students from 265 students at December 31, 2012 and up 193% from 121 students at March 31, 2012. The 2013 Quarter Master’s of Nursing program enrollment growth rate represents an annualized 222% increase. The Master’s of Nursing program is now 19% of the full-time degree-seeking student body versus 16% at December 31, 2012 and 8% at March 31, 2012. In the 2013 Quarter, Aspen enrolled 212 new full-time degree-seeking students and conferred degrees to 29 graduates.

As of March 31, 2013, 1,140 of Aspen’s full-time degree-seeking students were paying regular tuition rates, an increase of 20% from 949 at December 31, 2012 and an increase of 161% from 437 at March 31, 2012. The 2013 Quarter regular tuition rate full-time degree-seeking student body growth rate represents an annualized 108% increase. Regular tuition rate students now represent 62% of the full-time degree-seeking student body versus 56% at December 31, 2012 and 29% at March 31, 2012. In the 2013 Quarter regular tuition rate full-time degree-seeking students represented 92% of our full-time degree-seeking student revenue and 95% of the associated gross profit (i.e. tuition revenue less instructional costs).

As of March 31, 2013, 696 full-time degree-seeking students were enrolled under the legacy tuition pre-payment program that ended on July 15, 2011, or the Legacy Tuition Plan, a 5% decrease from 732 at December 31, 2012 and a 34% decrease from 1,051 at March 31, 2012. The 2013 Quarter change in the Legacy Tuition Plan student body represents an annualized 18% decline. Because these students represent 38% of Aspen’s full-time degree-seeking students, the Legacy Tuition Plan’s minimal revenue and gross profit contribution restrains the overall financial performance discussed below. During the 2013 Quarter, Legacy Tuition Plan revenue represented 8% of our full-time degree-seeking student revenue and 5% of the associated gross profit (i.e. tuition revenue less instructional costs). During the three months ended March 31, 2012, or the 2012 Quarter, Legacy Tuition Plan revenue represented 41% of our full-time degree-seeking student revenue and 35% of the associated gross profit (i.e. tuition revenue less instructional costs).

In April 2013, Aspen terminated its relationship with CLS 123, LLC, or CLS, which referred Verizon certificate and military students, a step allowing Aspen to focus its efforts on its core business of building a predominantly graduate student body. Under the terminated partnership agreement, there is a 120-day exit period ending on August 3, 2013. For 2013, Aspen management expects the total student body growth rate to lag that of the full-time degree-seeking student population as new students referred by CLS wind down over the 120-day period. CLS results are reported as Discontinued Operations.

Results of Operations

Quarter Ended March 31, 2013 Compared with March 31, 2012

Revenue

Revenue for the 2013 Quarter rose to $892,334 from $546,778 during the 2012 Quarter, an increase of 63%. The gain reflects the growth in Aspen’s full-time, degree-seeking student body as it expanded 23% from 1,488 at March 31, 2012 along with the improvement in the average realized tuition per course which rose 53% to $708 from $463 in the 2012 Quarter. Also, tuition revenues from the Master’s of Nursing program for the 2013 Quarter rose to $211,590 from $83,925 in the 2012 Quarter, a year-over-year increase of 152% and a level representing 24% of Aspen revenues.

Costs and Expenses

Instructional Costs and Services

Instructional costs and services for the 2013 Quarter rose to $235,713 from $187,847 in the 2012 Quarter, an increase of 25%. A component of instructional costs and services, payments to faculty for the 2013 Quarter rose to $170,736 from $136,773 in the 2012 Quarter, a 25% gain reflecting increased levels of academic activity. Excluding faculty payments, instructional costs and services rose to $64,977 in the 2013 Quarter from $51,074 in the 2012 Quarter, an increase of 27%. Prospectively, as student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments, the higher gross margins associated with such students should cause the growth rate in instructional costs and services to lag that of overall revenues, much as in the 2013 Quarter.

Revenues less instructional costs and services, a measure of the gross profit of Aspen operations, for the 2013 Quarter and the 2012 Quarter were $656,621 (i.e. a 74% margin) and $358,931 (i.e. a 66% margin), respectively, an increase of 83%. For reasons discussed above, increased degree-seeking student enrollments are expected prospectively to result in gross profit growth in excess of overall tuition growth, much as in the 2013 Quarter.

Marketing and Promotional

Marketing and promotional costs for the 2013 Quarter fell to $310,491 from $437,305 in the 2012 Quarter, a decrease of 29%. The decline is primarily attributable to realized efficiencies in the operation of the marketing and student enrollment program that Aspen launched in the third quarter of 2011. Consequently, Aspen has been able to acquire the budgeted number of leads at a substantially reduced cost per lead. However, as Aspen seeks to expand enrollment of full-time degree-seeking students, particularly in its MSN and MBA degree programs, the pace of marketing spend should increase over the balance of 2013.

General and Administrative

General and administrative costs for the 2013 Quarter fell to $1,217,273 from $1,752,281 in the 2012 Quarter, a decrease of 31%. The decrease is primarily related to the one-time costs ($475,137) incurred in the 2012 Quarter associated with the Company’s March 2012 Super 8-K filing with the SEC and related change of control filing with the DOE. Excluding the prior period non-recurring expenses, the year-over-year decline is reduced to a decrease of 5%. Separately, general and administrative costs also reflect non-cash stock-based compensation expense which rose 78% to $117,847 in the 2013 Quarter from $66,104 in the 2012 Quarter. Adjusting for the non-recurring prior period costs and non-cash stock-based compensation expense, general and administrative costs fell 9% from the 2012 Quarter. Excluding non-recurring professional fees of $56,750 from the 2013 Quarter, the adjusted decline is 14%. Overall general and administrative costs are expected to experience moderate growth in 2013 compared to 2012 as the costs associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will increase in 2013.

Depreciation and Amortization

Depreciation and amortization costs for the 2013 Quarter rose to $120,357 from $89,749 in the 2012 Quarter, a 34% increase. The gain reflects higher levels of capitalized technology costs as Aspen continues to build out its infrastructure.

Other Income

Other income for the 2013 Quarter rose to income of $61,293 from income of $3,492 in the 2012 Quarter, a 1,655% increase. The gain is attributable to a Revenue Canada investment credit related to the Company’s technology development efforts.

Income Taxes

For the 2013 Quarter there was no income tax expense as Aspen's operations produced a pre-tax loss of ($948,871) as compared with the 2012 Quarter’s pre-tax loss of ($1,789,766).

Net Loss

For the 2013 Quarter, Aspen’s operations produced a net loss allocable to common stockholders of ($948,871) as compared with the 2012 Quarter’s net loss of ($1,827,145). The decrease in the net loss is primarily attributable to the higher levels of tuition revenue and a decrease in general and administrative costs along with a lower level of marketing and promotional costs.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of Aspen Group nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before preferred dividends, interest expense, income taxes, collateral valuation adjustment, bad debt expense, depreciation and amortization, and amortization of stock-based compensation. Aspen Group excludes the charges from collateral valuation adjustment, bad debt expense and stock based compensation because they are non-cash in nature. The preferred dividends were derived from Aspen. Upon the closing of the Reverse Merger in 2012, Aspen preferred stock was exchanged for Aspen Group common stock and dividends will not accrue in the future. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP.  We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between Aspen Group and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common stockholders, a GAAP financial measure:

	1Q12	1Q13	Difference	Change %

Net loss allocable to common shareholders	$(1,827,145)	$(948,871)	$878,274	+48%
Accretion of preferred dividends	37,379	0	(37,379)	-100%
Interest Expense, net of interest income	2,387	4,974	2,587	+108%
Discontinued Operations, net	(127,146)	18,664	145,810	-115%
Bad Debt Expense	32,955	22,000	(10,955)	-33%
Depreciation & Amortization	89,749	120,357	30,608	+34%
Stock-based compensation	66,104	117,847	51,743	+78%
Adjusted EBITDA (Loss)	$(1,725,717)	$(665,029)	$1,060,688	+61%

In the 2013 Quarter, Aspen Group narrowed the Adjusted EBITDA loss by 61% as a result of the 161% increase in the number of full-rate tuition students and the 34% decrease in the number of Legacy Tuition Plan students, a shift that lifted average realized per-course tuition from $463 in the 2012 Quarter to $708 in the 2013 Quarter - a 53% increase. In 2013, the amount of interest expense is not expected to increase over 2012 levels. As Aspen phases out the CLS operations, the associated losses will be eliminated.

Capital Resources and Liquidity

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(598,772)	(908,769)
Net cash used in investing activities	(139,247)	(96,911)
Net cash provided by financing activities	519,620	444,231
Net cash provided by discontinued operations	120,505	41,372
Net decrease in cash and cash equivalents	$(97,894)	(520,077)

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2013 Quarter totaled ($598,772) and resulted primarily from a net loss of ($948,871) offset by non-cash items of $260,204, of which the $120,357 in Depreciation and Amortization was the most significant, and a net change in operating assets and liabilities of $71,231, of which the $105,655 increase in Deferred Revenue and the $140,344 increase in accounts receivable were the most significant.

Net cash used in operating activities during the 2012 Quarter totaled ($908,769) and resulted primarily from a net loss of ($1,789,766) offset by non-cash items of $182,929 and a net change in operating assets and liabilities of $825,214.

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2013 Quarter totaled ($139,247) and resulted primarily from capitalized technology expenditures of ($139,108).

Net cash used in investing activities during the 2012 Quarter totaled ($96,911), resulted primarily from capitalized technology expenditures of ($141,383) and an increase in restricted cash of ($105,865) offset by officer loan repayments received of $150,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2013 Quarter totaled $519,620 which resulted primarily from the issuance of common shares and warrants of $519,370.

Net cash provided by financing activities during the 2012 Quarter totaled $444,231 and resulted primarily from proceeds from the issuance of convertible notes of $450,000.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

From September 2012 through April 2013, we raised gross proceeds of $4,637,328 through the sale of 13,249,503 shares of common stock and 6,624,751 five-year warrants exercisable at $0.50 per share. As of May 7, 2013, Aspen Group had borrowed $200,000 under its line of credit and had $855,595 in available cash. As discussed above, we anticipate our marketing and regulatory costs will increase. We believe that we have enough cash to meet our working capital needs for at least the next 12 months.

We expect to spend $250,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities, academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development, our capital expenditures may be less than anticipated. Additionally, $200,000 in notes convertible at $1.00 per share come due in February 2014.

Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

Related Party Transactions

In March 2012, we issued a $300,000 convertible note to Mr. Michael Mathews, our Chief Executive Officer, in consideration for a $300,000 loan. The note was originally due March 31, 2013, but was amended to extend the due date to August 31, 2014. The note bears interest at 0.19% per annum and is convertible at $1.00 per share.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Form 10-K filed on March 18, 2013. During the period covered by this report, there have been no significant changes to our critical accounting policies and estimates.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including revenue and gross profit growth, expected increase or decrease in expenses, capital expenditures, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Prospectus dated May 6, 2013. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the former chairman of Aspen filed suit against Aspen Group, Aspen, our Board of Directors, our Chief Executive and Financial Officers and an unrelated party in the New York Supreme Court located in Manhattan. In response to the defendants’ motion to dismiss, the plaintiffs filed an amended complaint.

See Note 8 to the unaudited consolidated financial statements contained in this report for information on specific matters.

ITEM 1A. RISK FACTORS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

May 10, 2013	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	By:	/s/ David Garrity
David Garrity
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Form of Warrant –Private Placement	8-K	12/17/12	10.3
10.2	Form of Securities Purchase Agreement – February Private Placement	S-1	4/8/13	10.32
10.3	Form of Registration Rights Agreement – February Private Placement	S-1	4/8/13	10.33
10.4	Powers Consulting Agreement	10-K	3/18/13	10.35
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Furnished***
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished***
____________
**    This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***   Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 and 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.