Form 10-KT
period 2013-04-30
ASPEN GROUP, INC.
filed 2013-07-30
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: January 1, 2013 to April 30, 2013

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated file  ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32 million.

The number of shares outstanding of the registrant’s classes of common stock, as of July 29, 2013 was 59,190,366 shares.

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

Change in Fiscal Year

On April 25, 2013, Aspen Group changed its fiscal year to end each year on April 30th. In connection with our change in fiscal year, we are filing this Transition Report and the accompanying consolidated financial statements which cover the four month period beginning January 1, 2013 and ending April 30, 2013 and the historical activities of the years ended December 31, 2012 and 2011. Our next fiscal year will cover the period from May 1, 2013 through April 30, 2014.

Description of Business

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. We are dedicated to helping our students exceed their personal and professional objectives in a socially conscious and economically sensible way. Aspen’s mission in fact is to help students achieve their long-term goals of upward mobility and long-term economic success through providing superior education, exerting financial prudence, and supporting our students’ career advancement goals. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 61% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. We have expanded our degree offerings broadly but the vision remains the same: to provide students with the best value in high quality education and to help them achieve their academic and career goals.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is an emphasis on post-graduate degree programs (master or doctorate). As of April 30, 2013, 1,875 students were enrolled as full-time degree-seeking students with 1,625 of those students or 87% in a master or doctoral graduate degree program. In addition, 951 students are engaged in part-time programs, such as continuing education courses and certificate level programs (includes 391 part-time undergraduate military students). Aspen plans to maintain its focus on being a predominantly graduate school for the near future.

Today, Aspen offers certificate programs and associate, bachelor, master and doctoral degree programs in a broad range of areas, including business and organization management, education, nursing, information technology, and general studies. In terms of enrollments, our most popular schools are our school of business and our school of nursing. Specifically, our Master of Business Administration, or MBA, and Master of Science in Nursing represent the two largest degree programs among our full-time, degree-seeking student body as of April 30, 2013. Aspen’s School of Nursing is our fastest growing program, having grown from 5% of our full-time, degree-seeking student body at year-end 2011, to 20% of our full-time, degree-seeking student body at April 30, 2013.

We are accredited by the DETC. Aspen first received DETC accreditation in 1993 and most recently received re-accreditation in January 2009. Aspen is scheduled for re-accreditation review in November 2013.

Aspen is provisionally certified by the DOE through September 30, 2013. Under such certification, Aspen is restricted to a limit of 1,200 student recipients for Title IV funding for the period ending June 30, 2013. As of April 30, 2013, Aspen had 462 students that were currently participating in the Title IV programs. Since inception of Aspen’s provisional certification status, it has had 596 total Title IV student participants. In the future when it considers whether to extend the provisional certification or make the certification permanent, the DOE may impose additional or different terms and conditions, including growth restrictions or limitation on the number of students who may receive Title IV aid. In terms of future deadlines with the DOE, Aspen re-applied as of June 30, 2013 to continue its participation in the Title IV Higher Education Act, or HEA, programs. Aspen is awaiting DOE action.

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

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to borrow money to fund Aspen’s tuition requirements. In May 2013, we lowered our course-by-course tuition rates to $250/credit hour for all degree-seeking undergraduate programs and $333/credit hour for graduate programs. However, we believe based on our competitors' public information that our tuition rates remain significantly lower than our competitors. For example, University of Phoenix, Capella University and Grand Canyon University charge $740, $720, and $562, respectively, per credit hour for their MBA program versus Aspen’s $333 per credit hour. Additionally, our monthly installment payment plan provides our students with the ability to pay for their classes in monthly installments as opposed to full payment by the first day of class. We believe this will lower the number of our students who rely on financial aid to pay for their education.

Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support. We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools. 61% of our adjunct faculty members hold a doctorate degree. One-on-one contact with our highly experienced faculty brings knowledge and great perspective to the learning experience. Faculty members are available by telephone and email to answer questions, discuss assignments and provide help and encouragement to our students.

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

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities. Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), ITT Educational Services, Inc. (NYSE: ESI), Capella Education Company (Nasdaq: CPLA), Career Education Corporation (Nasdaq: CECO) and Bridgepoint Education, Inc. (NYSE: BPI). American Public Education, Inc. and Capella Education Company are wholly online while the others are not. Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degree enrollments exceeding 356,900 students (based upon APOL’s Form 10-K filed on October 22, 2012). As of April 30, 2013, Aspen had 2,826 students enrolled. These competitors have substantially more financial and other resources.

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

Doctorates

Doctorate of Science in Computer Science

Doctorate in Education Leadership and Learning

Doctorate in Education Leadership and Learning with specializations

Education Administration

Faculty Leadership

Instructional Design

Leadership and Learning

Independent online classes start on the 1st and the 16th of every month.

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

In May 2011, Aspen expanded on its current search engine marketing initiatives related to Google. Aspen expanded the use of Aspen keyword search terms and keywords related to its MBA program and nursing program. Aspen also refined its testing of keywords, marketing messages and the establishment of program specific informational pages that have been matched to those keywords. Landing pages and keywords have been further optimized in order to facilitate streamlined communication of Aspen’s programs, degrees and courses offered in order to ensure that prospective students are provided with information necessary to make an informed decision regarding Aspen and to begin a dialogue with an Aspen advisor. The search engine marketing program was expanded in July 2011, to include the Microsoft Bing search engine for general university terms, MBA and nursing programs, utilizing the same paradigm of directing prospective students to an informational page about their desired interest within those programs.

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

Aspen’s marketing plan for 2013 is consistent with the changes made in 2012 and 2011. In January 2012, Aspen hired an Executive Vice President of Marketing, who supervises a call center in the Phoenix-metro area which opened in August 2012. This executive has prior experience in marketing with multiple online university competitors and, more recently, an online lead generation company. Since opening, the call center has expanded to meet the increasing number of inquiries.

This change in marketing coincided with our new tuition plan which we launched effective July 15, 2011. Our new plan, announced in May 2013, features tuition rates of $333.33/credit hour for masters or doctorate programs.

From 2005 through July 2011 Aspen initiated a number of pre-payment/low per course tuition plans. Together we refer to these plans as the Legacy Tuition Plan. The last Legacy Tuition Plan that ran from June 2010 through July 2011 charged students tuition of only $3,600 for the entire 12-course Master or Doctorate program (the pre-payment option offered the student the ability to pre-pay $2,700 for the first four courses or 12 credit hours, followed by $112.50 per course or $37.50/credit hour for the remaining eight courses). This program was terminated as of July 15, 2011. At April 30, 2013, 38% of our degree-seeking students were on the Legacy Tuition Plan. However, those students only represented approximately 9% of Aspen’s full-time degree-seeking revenues for the four month period ended April 30, 2013. The quarter ended December 31, 2012 represented the first quarter in which the Legacy Tuition Plan students were not a majority of our degree-seeking students. We expect that by the end of fiscal year 2014, the number of old-prepay students will cease to be material.

Anticipating significant growth from our new marketing efforts, we spent approximately $1,000,000 upgrading our information technology in 2011, approximately $400,000 in 2012 and approximately $130,000 for the four months ended April 30, 2013.

Employees

As of July 30, 2013, we had 44 full-time employees, and 64 adjunct professors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

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

Aspen was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware in 1999. In May 2011, Aspen merged with EGC. Aspen survived the EGC Merger. EGC was a start-up company controlled by Mr. Michael Mathews. Mr. Mathews became Aspen’s Chief Executive Officer upon closing the EGC Merger. On March 13, 2012, Aspen Group acquired Aspen in the Reverse Merger.

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our President has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2012, approximately 19% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs. In connection with a student’s receipt of Title IV aid, we are subject to extensive regulation by the DOE, state education agencies and the DETC. In particular, the Title IV programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV programs, a school must, among other things, be:

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

Aspen’s mission is to offer students the opportunity to fund their education without relying on student loans. Effective June 1, 2013, Aspen launched a $333.33 monthly payment plan for graduate students with three monthly installments for each ten-week class. Although Aspen’s students use less Title IV borrowing than our competitors, our goal is to reduce that usage further.

When our students borrow from the federal government, they receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell.

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

For Pell grants, the DOE makes grants to undergraduate students who demonstrate financial need. To date, few Aspen students have received Pell Grants. Accordingly, the Pell Grant program currently is not material to Aspen’s cash revenues.

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

Over the last several years, Congressional committees have held hearings related to for-profit postsecondary education institutions. Additionally, the chairmen of the House and Senate education committees, along with other members of Congress, asked the GAO, to review various aspects of the for-profit education sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the degree to which for-profit schools’ revenue is comprised of Title IV and other federal funding sources. In 2010, the GAO released a report based on a three-month undercover investigation of recruiting practices at for-profit schools. The report concluded that employees at a non-random sample of 15 for-profit schools (which did not include Aspen) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid. On October 31, 2011, the GAO released a second report following an additional undercover investigation related to enrollment, cost, financial aid, course structure, substandard student performance, withdrawal, and exit counseling. The report concluded that while some of the 15 unidentified for-profit schools investigated appeared to follow existing policies, others did not. Although the report identified a number of deficiencies in specific instances, it made no recommendations. On December 7, 2011, the GAO released a report that attempted to compare the quality of education provided by for-profit, nonprofit, and public institutions based upon multiple outcome measures including graduation rates, pass rates on licensing exams, employment outcomes, and student loan default rates. The report found that students at for-profit institutions had higher graduation rates for certificate programs, similar graduation rates for associate’s degree programs, and lower graduation rates for bachelor’s degree programs than students at nonprofit and public institutions. It also found that a higher proportion of bachelor’s degree recipients from for-profit institutions took out loans than did degree recipients from other institutions and that some evidence exists that students at for-profits institutions default on their student loans at higher rates. On nine of the ten licensing exams reviewed, graduates of for-profit institutions had lower pass rates than students from nonprofit and public institutions.

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

The DOE evaluates institutions on an annual basis for compliance with specified financial responsibility standards that include a complex formula that uses line items from the institution’s audited financial statements. In addition, the financial responsibility standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations, and remain current on its debt payments. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The DOE may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution. Our audited financial statements for the four months ended April 30, 2013 and for the years ended December 31, 2011 and 2012 contain a going concern opinion.

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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger. The DOE received Aspen's application and extended the provisional certification through September 30, 2013. In the future, the DOE may impose additional or different terms and conditions in any final or provisional program participation agreement that it may issue. Aspen timely filed its application for full certification in the Title IV HEA programs by the June 30, 2013 deadline and is awaiting the DOE’s decision.

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

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV program participant, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE. In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV programs. The DOE extended Aspen's provisional certification until September 30, 2013. Aspen re-applied as of June 30, 2013 to continue its participation in the Title IV HEA programs. Aspen is awaiting action by the DOE.

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

Risks Relating to Our Business

If we are unable to generate positive cash flows from our operations or we are unable to raise capital, our ability to continue as a going concern is in doubt.

We incurred a net loss of approximately $1.4 million for the four months ended April 30, 2013, $6 million in 2012 and $2.1 million in 2011 (using our then fiscal year of December 31st). Beginning in September 2012, we closed equity financings totaling gross proceeds of approximately $4.6 million, which has provided working capital necessary because of these losses. Additionally, in July 2013, Michael Mathews, our Chief Executive Officer, loaned us $1 million and we issued him a $1 million Promissory Note due December 31, 2013. Aspen Group believes that it will begin generating positive cash flows from operations by the end of fiscal 2014. We are planning to conduct a future offering in the Fall of 2013 to raise up to $7 million from the sale of equity securities with the goal of meeting part of the NASDAQ’s initial listing standards. These proceeds will be used to meet cash flow deficits and to accelerate the growth of the business. We cannot assure you that this plan will result in the consummation of a successful offering. In the event that we are not successful at generating positive cash flows or we are unable to raise capital, we will be required to reduce our operating expenses which will limit our ability to grow our business. Additionally, our audited consolidated financial statements contain a going concern opinion. This going concern opinion may affect our ability to obtain DOE permanent certification for Title IV purposes.

If we are unable to raise sufficient enough capital, we may have to scale back our operations, reduce our marketing spend and may encounter regulatory restrictions, any of which will adversely affect our results of operations.

Investors are subject to substantial risk if we do not raise enough capital through the contemplated offering described in the Risk Factor above or by other means. Because of the continued volatility and disruption in worldwide capital and credit markets, potential deteriorating conditions in the U.S., ongoing financial issues in Europe, and difficulties which microcap companies have in raising capital, the lack of available credit for companies similar to us and our stock price, we may be hampered in our ability to raise the necessary working capital. As a result, we cannot give you any assurance that we will be successful in raising capital, and even if successful, we cannot give you assurance that it will be on terms favorable to us. If we do not raise the necessary working capital and if we do not generate sufficient revenues, we may not be able to remain operational or we may have to scale back our operations including our marketing spend which will adversely affect our future enrollments. Moreover, we operate in a regulated environment and are required to meet capital requirements set by the DOE and the DETC. If we fail to meet these requirements, we will be unable to offer federal loans to students and may be precluded from continuing in business.

Because our management team has been in place for two years, it may be difficult to evaluate our future prospects and the risk of success or failure of our business.

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

The U.S. and much of the world economy are experiencing difficult economic circumstances. We believe the economic downturn in the U.S., particularly the continuing high unemployment rate, has contributed to a portion of our recent enrollment growth as an increased number of working students seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and the associated unemployment have increased demand for our programs, an improving economy and increased employment may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. We do not know whether the gradually reduced unemployment rate will reduce future demand for our services, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, a worsening of economic and employment conditions could adversely affect the ability or willingness of prospective students to pay our tuition and our former students to repay student loans, which could increase our bad debt expense, impair our ability to offer students loans under Title IV, and require increased time, attention and resources to manage defaults.

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

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. Recently, major brick and mortar universities have advertised their online course offerings.

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

Mr. Michael Mathews, our Chief Executive Officer, has developed a new marketing campaign designed to substantially increase our student enrollment. While initial results have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:

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

our failure to maintain accreditation;

●

student dissatisfaction with our services and programs;

●

adverse publicity regarding us, our competitors or online or for-profit education generally;

●

a decline in the acceptance of online education;

●

a decrease in the perceived or actual economic benefits that students derive from our programs;

●

potential students may not be able to afford the monthly payments; and

●

potential students may not react favorably to our marketing and advertising campaigns, including our new monthly payment plan.

If our new marketing campaign is not favorably received, our revenues may not increase. Moreover, in June 2013, we launched a monthly payment plan designed to encourage students to enroll in courses without borrowing. It is too soon to know if this plan will increase our revenues.

If student enrollment declines or does not increase in reaction to our new monthly installment payment plan, we may not be successful.

Effective June 1, 2013, we began implementing a new monthly installment tuition payment plan. This plan is designed to increase enrollment and encourage students to reduce or eliminate student loans. We do not know if this plan will be successful. If it is not, we may experience a decline in enrollment or a failure to grow our revenues.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

In 2011, 2012 and 2013, we spent approximately $1.5 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. We expect to spend $250,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Although one of our directors has pledged shares of common stock to secure payment of a receivable, it is possible that the future market price of our common stock will decline in which case we will incur an adverse impact to its future operating results and financial condition.

In March 2012, one of our directors pledged a total of 117,943 shares of personally owned Aspen common stock (now shares of Aspen Group). The shares were pledged (in addition to shares pledged by Aspen's former Chairman and his company) to secure payment of a $772,793 accounts receivable. The Stock Pledge Agreement provides that the shares will be cancelled at the rate of $1.00 per share in the event that we are unable to collect this receivable which is due in 2014. Because of sales of common stock below $1.00 per share, the receivable in total was reduced to $270,478 as of December 31, 2012 and April 30, 2013. If we are unable to collect on this receivable, we will suffer a number of consequences, including a failure to collect a material amount of cash and if our stock price is below $0.35, we will sustain a non cash loss.

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

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer, who is critical to the management of our business and operations and the development of our strategic direction and would also be difficult to replace. We have a $3 million key man life insurance policy on Mr. Mathews. The loss of the services of Mr. Mathews and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We are subject to extensive regulation by (1) the federal government through the DOE and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DETC, a “national accrediting agency” recognized by the DOE. The U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer education programs and award degrees. Some states may also prescribe financial regulations that are different from those of the DOE. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Loss of licensure or authorization or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in particular states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We, through our legal counsel, are researching the licensure requirements and exemption possibilities in the remaining 47 states. It is anticipated that Aspen will be in compliance with all state licensure requirements by June 2014. Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV programs. Our financial statements are qualified on our ability to continue as a going concern, which means the DOE may determine that we are not financially responsible under DOE regulations. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” on page 11 herein. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

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

We have been eligible to participate in Title IV programs for a relatively short time, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV programs. A third party assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

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

If we fail to obtain required DOE approval for new programs that prepare students for gainful employment in a recognized occupation, it could materially and adversely affect our business.

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

If we fail to comply with the DOE’s substantial misrepresentation rules, it could result in sanctions against us.

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

If we fail to comply with the DOE’s credit hour requirements, it could result in sanctions against us.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Over-The-Counter Bulletin Board, or the Bulletin Board, will be substantially less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks like Aspen. This may have a depressive effect upon our common stock price.

Because of their share ownership, our management may be able to exert control over us to the detriment of minority shareholders.

Our executive officers and directors own approximately 15% of our outstanding common stock. These shareholders, if they act together, may be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock. For more information see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

●

Disclosure of the results of our installment tuition plan;

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

●

The sale of large numbers of shares of common stock which we have registered;

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

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

Because we expect to raise capital in the fall of 2013, an investment in Aspen Group may be diluted in the future as a result of the issuance of additional securities.

We plan to raise additional capital to meet our working capital needs in the fall of 2013. In this offering, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock, which could result in substantial dilution to investors. Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets and their impact on small companies.

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

In February 2013, our former Chairman and a company he controls sued us, certain senior management members and our directors in state court in New York seeking damages arising from losses and other matters incurred in the operation of Aspen’s business since May 2011, our filings with the SEC and the DOE where we stated that he and his company borrowed $2.2 million without board authority and our failure to use our best efforts to purchase certain shares of common stock from him following the April Agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.” While we have been advised by our counsel that the lawsuit is baseless, we cannot assure you that we will be successful. Defending the litigation will be expensive and divert our management from Aspen’s business. If we are unsuccessful, the damages we pay may be material. See Item 3 “Legal Proceedings” below for a further description of the litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 3,900 square feet of office space under a lease that expires in September 2015. This facility accommodates our academic operations. Our executive offices are in New York City where we lease approximately 2,000 square feet under a month-to-month sublease. We operate a call center in Scottsdale, Arizona where we lease approximately 2,600 square feet under a three-year term. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

On February 11, 2013, the former chairman of Aspen, Mr. Patrick Spada and a corporation he controls, filed suit against Aspen Group, Aspen, our Board of Directors, our Chief Executive Officer, our former Chief Financial Officer (and current Executive Vice President, Corporate Development) and an unrelated party in the New York Supreme Court located in Manhattan. The Defendant group filed a motion to dismiss the complaint, identifying multiple reasons the case had no merit. In response to the motion, the Plaintiffs filed an Amended Complaint which dropped the unrelated party as a Defendant, dropped certain claims against certain directors, made changes to the allegations and manufactured additional meritless claims.

The Amended Complaint has two general types of claims: (i) derivative claims where the Plaintiffs allege breaches of fiduciary duty, waste and shareholder dilution which, if proven, would entitle Aspen Group, and not the Plaintiffs, to recover money from the Defendants; and (ii) individual claims for defamation, breach of fiduciary duty and breach of contract which, if proven, would entitle the Plaintiffs to recover. As was previously disclosed, Aspen Group does not believe any of the claims, even as amended, have merit.

The gravamen of the derivative claims are that the officers and directors (i) breached their fiduciary duty by (a) including allegedly false statements that Mr. Spada owed approximately $2.2 million to Aspen Group in various of Aspen Group’s SEC and DOE filings, (b) imprudently managing Aspen Group’s assets by spending too much money on certain marketing and promotional efforts, (c) using Aspen Group’s funds for expenses which were not intended to benefit Aspen Group, and (ii) unfairly diluted Aspen Group shareholders and Aspen University as a result of certain capital raising efforts by Aspen Group. The gravamen of the individual claims are that (a) Mr. Spada was “defamed” by Aspen Group’s inclusion in its SEC and DOE filings of the disclosure that Mr. Spada borrowed approximately $2.2 million without board approval, and (b) Aspen Group breached three separate agreements with Mr. Spada and his company, one of which involved Aspen Group agreeing to purchase certain shares of Aspen Group stock under certain conditions (which were never met), one consulting agreement, and one agreement which gave the Plaintiffs certain registration rights. As with the derivative claims, Aspen Group believes that none of these claims have any merit in either fact or law.

Aspen Group and the other Defendants firmly believe that the suit, as amended, continues to be baseless and was filed primarily because Aspen Group refused to purchase additional shares of the Plaintiffs’ common stock of Aspen Group on unacceptable terms.

The Plaintiffs’ allegations that false or defamatory statements were included in Aspen Group’s filings are based on the following disclosures in multiple SEC and DOE filings: “…Aspen discovered in November 2011 that HEMG had borrowed $2,195,084 from it from 2005 to 2012 without Board of Directors authority. Aspen has been unable to reach any agreement with Mr. Spada concerning repayment and is considering its options.” In the same filings, Aspen Group disclosed that “There is no agreement with the former chairman that this sum is due and in fact he has denied liability and even claimed that Aspen owes him money.” Aside from these disclosures being factually accurate, Aspen Group believes they cannot, as a matter of law, form the basis of a defamation or breach of fiduciary duty claim.

The Plaintiffs’ allegations concerning imprudent management of company funds are categorically false. Furthermore, the management of Aspen Group’s affairs and how its funds are expended are protected from a disgruntled shareholder’s opinion by the business judgment rule and the provision in Aspen Group’s charter eliminating liability of directors for such claims. The claim that travel expenses and work was performed by Aspen Group on behalf of another corporation for which Aspen Group’s Chief Executive Officer then served as Chairman of the Board is also categorically false, but even if true, like the remaining breach of fiduciary claims, the ultimate beneficiary is Aspen Group and not the Plaintiffs.

The claim for unfair dilution is similarly baseless. A company is free to enter into any good faith transaction which may result in the dilution of shareholders’ shares. The mere fact that the Plaintiff’s ownership was diluted does not constitute bad faith and is not sufficient to sustain a claim for equity dilution. In addition, other requirements for a dilution claim are not alleged in the amended complaint, nor could they be because no such claim exists.

The breach of contract claims consist of three distinct claims: first, that Aspen University breached a two-year Consulting Agreement in September 2011 with Mr. Spada by terminating the agreement without cause. However, the agreement was terminated based on the fact that it was induced by fraud after Aspen University found the bank records reflecting that the former Chairman’s $2.2 million loan was made without board approval.

The second contract claim arises from the April Agreement (See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below). Under the April Agreement, an individual Defendant who has never been an officer or director of Aspen Group agreed to purchase from Spada’s corporation 400,000 shares of Aspen Group’s common stock at $0.50 per share. The original complaint acknowledged that this purchase occurred and, after reviewing Aspen Group’s motion to dismiss, the Plaintiffs dropped this claim against the individual. In the April Agreement, Aspen Group also agreed (i) that it would purchase an additional 600,000 shares from Mr. Spada’s company at $0.50 per share within 90 days from the date of the April Agreement, and (ii) that Aspen Group would use its best efforts to locate a purchaser to buy another 1,400,000 shares at $0.50 per share from Mr. Spada’s company, and once that purchaser was located, to buy the shares and resell them to the new investor. Aspen Group did, in fact, purchase the first 600,000 shares and Mr. Spada’s company was paid the proceeds. Aspen Group did use its best efforts to locate investors for the final 1,400,000 shares; however given the fact that Aspen Group during that same timeframe was selling its own common stock at $0.35 per share with additional warrants, it was not able to find any buyers who would pay $0.50 per share without warrants. Aspen Group’s obligation to locate a new purchaser expired under the terms of the April Agreement after 180 days, which have long passed.

The third branch of the contract claims is newly asserted in the amended complaint, and alleges that the Plaintiffs’ shares should have been registered for resale pursuant to a registration rights agreement which post-dates and does not apply to any shares held by the Plaintiffs. Quite simply, the Plaintiffs are not parties to, or beneficiaries of, the registration rights agreement they sue upon since they did not buy shares, and this branch of the claim is without merit.

Aspen Group filed a new motion to dismiss on the above-described grounds, in addition to several other grounds, and to aggressively defend what Aspen Group considers a baseless suit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the Bulletin Board, under the symbol “ASPU.” Since March 31, 2011, Aspen Group’s common stock has been quoted on the Bulletin Board. The last reported sale price of Aspen’s common stock as reported by the Bulletin Board on July 26, 2013 was $0.32. As of that date, we had approximately 250 record holders. The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices (2)(3)
Year	Period Ended (1)	High	Low
		($)	($)
2013
	April 30	0.80	0.26
2012
	December 31	2.85	0.70
	September 30	3.75	2.91
	June 30	3.75	3.75
	March 31	6.50	3.28
2011
	December 31	6.50	6.50
	September 30	6.50	6.50
	June 30	6.50	6.25
	March 31	0.0208	0.0208

———————

(1)	Except for 2013, all periods have a length of three months. The 2013 period represents the four month period ended April 30, 2013.
(2)	All prices give effect to a 12-for-1 forward stock split effected in June 2011.
(3)	All prices give effect to a 1-for-2.5 reverse stock split effected in February 2012.

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

Equity Compensation Plan Information.

See page 56 for a discussion of Aspen Group’s equity compensation plan.

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

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that a majority of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors. As of April 30, 2013, 1,875 students were enrolled as full-time degree seeking students with 1,625 of those students or 87% in a master or doctoral graduate degree program. In addition, a further 951 students are engaged in part time programs, such as continuing education courses and certificate level programs. Therefore, Aspen’s student body totaled 2,826 as of April 30, 2013.

Among online, for-profit universities, Aspen ranks among the leaders relative to the closely analyzed industry metrics such as high student graduation rates, high student course completion rates and high student satisfaction rates. During 2012, Aspen had a student graduation rate of 58%, a student course completion rate of 90% and a student satisfaction rate of 95% (calculated in accordance with DETC guidelines which is the average completion and satisfaction rate of students in our top 10 most popular courses).

Student Population

Aspen’s degree-seeking student body increased by 12% during the four month period ending April 30, 2013, or the 2013 Transition Period, from 2,024 to 2,266 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 41% during the 2013 Transition Period from 265 students to 373 students. When compared to the number of students in the Master of Nursing program at April 30, 2012 to April 30, 2013, the program grew from 110 students to 373 or 239%. As of April 30, 2013, Aspen’s School of Nursing now represents 20% of the full-time, degree-seeking student body.

In April 2013, Aspen terminated its relationship with CLS 123, LLC, or CLS, which referred Verizon certificate and military students, a step allowing Aspen to focus its efforts on its core business of building a predominantly graduate student body. Under the terminated partnership agreement, there is a 120-day exit period ending on August 3, 2013. For 2013, Aspen management expects the total student body growth rate to lag that of the full-time degree-seeking student population as new certificate and Military students referred by CLS to wind down over the 120-day period. CLS results are reported as Discontinued Operations.

Results of Operations

For the Four Months Ended April 30, 2013 Compared with the Four Months Ended April 30, 2012

Revenue

Revenue from continuing operations for the 2013 Transition Period increased to $1,229,096 from $745,656 for the four months ended April 30, 2012, or the 2012 Transition Period, an increase of 65%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $500 to $700 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $287,902 during the 2013 Transition Period from $107,640 during the 2012 Transition Period, an increase of 167%.

Our 2013 Transition Period and 2012 Transition Period revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of April 30, 2013, 709 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily over the course of the past 12 months as the population of full-time degree-seeking students paying regular tuition rates increased to 68% of the population and the population of Legacy Tuition Plan students fell to 32%. Accordingly, much as 2012 was affected negatively by the lingering impact of the Legacy Tuition Plan, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2014, and on a quarterly basis to be immaterial no later than the second quarter of 2014.

Cost of Revenues (exclusive of depreciation and amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs which were previously reported separately.

Instructional Costs and Services

Instructional costs and services for the 2013 Transition Period rose to $345,727 from $266,682 for the 2012 Transition Period, an increase of $79,045 or 30%. The increase is primarily attributable to higher faculty cost due to the increase in overall student course completions. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2013 Transition Period was $404,203 compared to $598,728 for the 2012 Transition Period, a decrease of $194,525 or 32%. These expenses are primarily attributable to marketing efficiency – specifically Aspen’s cost per exclusive lead has decreased by 33% year-over-year for the Transition Period, from an average cost per exclusive lead of $78.27 for the 2012 Transition Period to $58.66 for the 2013 Transition Period. Moreover, Aspen’s vertically-integrated strategy of proprietary lead generation marketing has effectively allowed the Company to drop the marketing spend by 32% year-over-year, while achieving 63% more new full-time, degree-seeking enrollments year-over-year. If Aspen accelerates its growth, it is highly likely that these expenditures will increase in 2013 over 2012 levels as enrollment continues to grow. Factors that may mitigate the expected increase include the economies realized in cost per lead as well as the yield realized in terms of higher enrollments per unit of marketing and promotional spending and potential organic growth opportunities.

Costs and Expenses

General and Administrative

General and administrative costs for the 2013 Transition Period were $1,670,812 compared to $2,123,685 during the 2012 Transition Period, a decrease of $452,873 or 21%. The decrease is comprised of two major components – payroll costs and professional fees. Payroll costs decreased by approximately $225,000 and professional fees decreased by approximately $276,000 primarily related to legal and accounting fees. Included in the 2012 amounts were professional fees associated with the reverse merger regulatory filings with the DOE and the DETC, post-reverse merger regulatory filings with the DOE, the filing of the Super 8-K and activities for Aspen’s capital raising activities. Professional fees declined during the 2013 Transition Period, particularly as a result of a reduction of these one-time costs and Aspen Group’s auditors agreeing to a flat-fee arrangement. Stock based compensation included in general and administration expense increased by $72,457 or 89% as a result of the implementation of, and stock option grants under, the 2012 Equity Incentive Plan.

Overall general and administrative costs are expected to experience moderate growth in fiscal 2013 from 2012 as the cost associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will increase in 2013.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $502,315 was recorded for the year ended December 31, 2012 to reflect the drop in the collateral supporting the related accounts receivable. No additional reserve was required during the 2013 Transition Period.

Depreciation and Amortization

Depreciation and amortization costs for the 2013 Transition Period rose to $159,269 from $121,812 for the 2012 Transition Period, an increase of 31%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other income for the 2013 Transition Period increased to $59,860 from $3,618 in the 2012 Transition Period, an increase of $56,242. The increase is primarily attributable to a tax credit received in Canada related to our technology infrastructure build out.

Income Taxes

Income taxes expense (benefit) for the 2013 and 2012 Transition Periods was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss allocable to common stockholders for the 2013 Transition Period was ($1,402,982) as compared to ($2,213,119) for the 2012 Transition Period, a decrease of $810,138 or approximately 58%. The decrease is primarily attributable to the absence of the one-time costs in general and administrative cost and the gross profit improvements discussed above.

Discontinued Operations

As of March 31, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the consolidated financial statements contained herein. The following table details the results of the discontinued operations for the 2013 Transition Period and 2012 Transition Period:

	For the Four Months
	Ended April 30,
	2013	2012

Revenues	$140,732	$1,077,875

Costs and expenses:
Cost of revenue	126,659	929,362
General and Administrative	126,000	-
Total costs and expenses	252,659	929,362

Income (loss) from discontinued operations, net of income taxes	$(111,927)	$148,513

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of Aspen Group nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on Adjusted EBITDA and Gross Profit (exclusive of depreciation and amortization), non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

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

Aspen Group defines Gross Profit (exclusive of depreciation and amortization), a non-GAAP financial measure, as revenues less cost of revenues (instructional costs and services and marketing and promotional costs) excluding the amortization of courseware and software.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between Aspen Group and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Four Months Ended April 30,
	2013	2012	Difference	Change %

Net loss allocable to common shareholders	$(1,402,982)	$(2,213,119)	$810,137	-37%
Accretion of preferred dividends	-	37,379	(37,379)	-100%
Interest Expense, net of interest income	6,407	2,261	4,146	183%
Discontinued Operations, net	111,927	(148,513)	260,440	-175%
Bad Debt Expense	37,000	32,955	4,045	12%
Depreciation & Amortization	159,269	121,812	37,457	31%
Stock-based compensation	154,062	81,605	72,457	89%
Adjusted EBITDA (Loss)	$(934,317)	$(2,085,620)	$1,151,303

In the 2013 Transition Period, Aspen Group narrowed the Adjusted EBITDA loss by 55% as a result of the growth in tuition revenues as well as the reduction in operating expenses previously noted.

The following table presents a reconciliation of Gross Profit (exclusive of depreciation and amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the Four Months Ended		For the Year Ended
	April 30,		December 31,
	2013	2012	2012	2011
		(Unaudited)
Revenues	$1,229,096	$745,656	$2,684,931	$2,346,238

Cost of revenues (exclusive of depreciation and amortization shown separately)	749,930	865,408	2,342,037	1,972,208

Gross Profit (exclusive of depreciation and amortization)	479,166	(119,752)	342,894	374,030
	39%	(16)%	13%	16%
Amortization expenses excluded from cost of revenues	(145,331)	(112,286)	(368,014)	(238,710)

“GAAP” gross profit	333,835	(232,038)	(25,120)	135,320
	27%	(31)%	(1)%	6%

For the 2013 Transition Period, the Gross Profit (exclusive of depreciation and amortization) was $479,166 or 39% vs. a gross loss of $119,759 or (16)% for the comparable period in the prior year, an increase of $598,925 or a margin increase of 55%. The increase in Gross Profit (exclusive of depreciation and amortization) and gross margin percentage is primarily the result of the growth in tuition revenues and the increase in average tuition rates, coupled with the efficiencies realized in lower cost per exclusive leads and higher enrollments noted above.

By the end of fiscal year 2014, Aspen Group expects its gross margin percentage (exclusive of depreciation and amortization) to increase to at least 60%, resulting from the majority of the Legacy Tuition Plan students graduating.

For the Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenue

Revenue for the year ended December 31, 2012 increased to $2,684,931 from $2,346,238 for the year ended December 31, 2011, an increase of 14%. The increase is primarily attributable to the growth in revenues from Aspen’s Nursing degree programs which increased to $409,938 from $124,113, a gain of 230%.

Our 2012 and 2011 revenues were impacted by the 2010 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students paying full-rate tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of December 31, 2012, 44% of our full-time degree-seeking students are still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily over the course of 2012 as the population of full-time degree-seeking students paying regular tuition rates increased by 188% and the population of Legacy Tuition Plan students fell by 36%. Accordingly, much as 2012 was affected negatively by the lingering impact of the Legacy Tuition Plan, 2013 calendar year revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students.

Cost of Revenues

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs which were previously reported separately.

Instructional Costs and Services

Instructional costs and services for the year ended December 31, 2012 rose to $899,909 from $525,907 for the year ended December 31, 2011, an increase of 71%. The increase is primarily attributable to higher charges associated with non-capitalizable courseware costs and payments to faculty due to the increase in class completions. As student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its full-time degree-seeking student enrollments, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenues.

Gross Profit (exclusive of depreciation or amortization) of Aspen operations, for the year ended December 31, 2012 declined to $1,785,022 from $1,820,331 for the year ended December 31, 2011, a decrease of 2%. The timing impact of the Legacy Tuition Plan was experienced in the second half of 2012 as Aspen’s gross profit from full-time degree-seeking students fell at a year/year rate of 15% versus a 1% decline during the first half of 2012. This is because the second half of 2011 was affected by a large number of Legacy Tuition Plan students completing their initial four courses which contributed gross profits in contrast to later periods with a lower number of initial four courses taken by Legacy Tuition Plan students. After the initial four courses, Gross Profit (exclusive of depreciation or amortization) from the Legacy Tuition Plan is immaterial. Gross profit growth is expected in 2013 as new full-time degree-seeking student enrollments increase and Legacy Tuition Plan students represent a shrinking portion of the total full-time degree-seeking student population.

Marketing and Promotional

Marketing and promotional costs for the year ended December 31, 2012 increased to $1,442,128 from $515,362 for the year ended December 31, 2011, an increase of 180%. The increase is primarily attributable to expenses related to the launch and operation of Aspen's new marketing and student enrollment program. With Aspen’s strategy of proprietary lead generation driving higher marketing and promotional spending levels, it is highly likely that these expenditures will continue to increase calendar year in 2013 over 2012 levels.

Costs and Expenses

General and Administrative

General and administrative costs for the year ended December 31, 2012 increased to $5,235,282 from $3,593,956 for the year ended December 31, 2011, an increase of 46%. The most significant factor is the higher employment level as Aspen increased staffing to support its growth objectives. To that end, payroll costs for the period rose to $2,716,302 from the prior year period’s $1,596,711, an increase of 70%. Separately, professional fees for the period rose to $920,086 from $583,416, an increase of 58%. Within professional fees, accounting fees for the period rose to $509,711 from $58,707, a 768% increase, while legal fees for the period declined to $395,375 from $523,233, a 24% decrease. Activities supported by the increased level of professional fees were reverse merger regulatory filings with the DOE and the DETC, post-reverse merger regulatory filings with the DOE, the filing of the Super 8-K and Form 10-Qs with the SEC, along with our capital raising and other transactional activities. Relative to the professional fees incurred a total of $702,093 is non-recurring (accounting, $340,778; legal, $361,315). We expect professional fees to decline in 2013, particularly as Aspen Group’s auditors agreed to a flat-fee arrangement. Apart from payroll costs and professional fees, bad debt expense for the period rose to $132,952 as management took steps to ensure the conservative presentation of our consolidated financial statements. Separately, general and administrative costs in 2012 included non-cash stock-based compensation expense of $347,657 as a result of the implementation of, and stock option grants under, the 2012 Equity Incentive Plan. Based on grants made to date, non-cash stock-based compensation expense should be approximately $374,000 in calendar year 2013. We expect to recognize an additional $607,000 of non-cash stock-based compensation through December 31, 2016. Excluding payroll, professional fees, bad debt expense and non-cash stock-based compensation expense, general and administrative costs for the year ended December 31, 2012 declined to $1,118,285 from $1,413,829, a decrease of 21%.

Overall general and administrative costs are expected to experience moderate growth in calendar year 2013 from 2012 as the cost associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will increase in calendar year 2013. It is not feasible to quantify these future costs.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.35/share based on the financing by Aspen Group that closed September 28, 2012, a non-cash valuation reserve expense of $502,315 was recorded for the year ended December 31, 2012.

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

Net Loss

Net loss allocable to common shareholders for the year ended December 31, 2012 widened to ($6,048,113) from ($2,222,899) for the year ended December 31, 2011, an increase of 172%. The increase is primarily attributable to depressed returns as Aspen transitions through the impact of the Legacy Tuition Plan, incurs the budgeted employee, infrastructure and marketing costs associated with Aspen's new programs to sustain future growth and experienced the non-recurring impact of Aspen Group's costs related to becoming a public-traded entity.

Discontinued Operations

As of March 31, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the consolidated financial statements contained herein. The following table details the results of the discontinued operations for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Revenues	$2,332,283	$2,131,693

Costs and expenses:
Cost of revenue	2,026,928	1,674,127
General and administrative	169,045	-
Total costs and expenses	2,195,973	1,674,127

Income from discontinued operations, net of income taxes	$136,310	$457,566

Capital Resources and Liquidity

A summary of our cash flows is as follows:

	Four Months Ended April 30,		Year Ended December 31,
	2013	2012	2012	2011

Net cash used in operating activities	$(918,941)	$(1,132,264)	$(4,522,710)	(1,679,330)
Net cash used in investing activities	(166,395)	(59,511)	(619,801)	(1,261,777)
Net cash provided by financing activities	1,041,540	938,765	4,901,548	2,830,630
Net cash provided by discontinued operations	191,540	78,398	51,599	582,241
Net increase (decrease) in cash and cash equivalents	$147,744	$(174,612)	$(189,364)	471,764

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2013 Transition Period totaled ($918,914) and resulted primarily from a net loss of ($1,402,982) offset by non-cash items of $350,331, of which the $159,269 in Depreciation and Amortization and $154,062 in Stock based compensation were the most significant, and a net change in operating assets and liabilities of $918,941, of which the $288,117, increase in accounts receivable was the most significant.

Net cash used in operating activities during the 2012 Transition Period totaled ($1,132,264) and resulted primarily from a net loss of ($2,250,498) offset by non-cash items of $236,372 and a net change in operating assets and liabilities of $957,361.

Net cash used in operating activities during the year ended December 31, 2012 totaled ($4,522,710) and resulted primarily from a net loss from continuing operations of ($6,147,044) offset by non-cash items of $1,796,910 and a net change in operating assets and liabilities of ($172,576). Net cash used in operating activities include non-recurring expenses of $702,093 which are comprised of professional fees related to activities discussed previously (see General & Administrative Expense above).

Net cash used in operating activities during the year ended December 31, 2011 totaled ($1,679,330) and resulted primarily from a net loss from continuing operations of ($2,593,139) offset by non-cash items of $307,282 and a net change in operating assets and liabilities of $606,527, of which the $264,082 in Depreciation and Amortization, the increase in accounts receivable of $468,424 and the $390,628 increase in accounts payable were the most significant.

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2013 Transition Period totaled ($166,395) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the 2012 Transition Period totaled ($59,511), resulting primarily from capitalized technology expenditures of ($200,933), offset by officer loan repayments received of $150,000.

Net cash used in investing activities during the year ended December 31, 2012 totaled ($619,801) and resulted primarily from capitalized technology and courseware expenditures of ($505,146) and a net increase of restricted cash of ($264,992), offset by officer loan repayments received of $150,000.

Net cash used in investing activities during the year ended December 31, 2011 totaled ($1,261,777) and resulted primarily from capitalized technology and courseware expenditures of ($1,114,977), and an advance to an officer of ($388,210) offset by repayments of $238,210.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2013 Transition Period totaled $1,041,540 which resulted primarily from the issuance of common shares and warrants.

Net cash provided by financing activities during the 2012 Transition Period totaled $938,765 and resulted primarily from proceeds from the issuance of convertible notes.

Net cash provided by financing activities during the year ended December 31, 2012 totaled $4,901,548 which resulted primarily from proceeds from the net issuance of debt and equity securities and warrants of $5,370,021 offset by issuance costs of ($266,473) and the repurchase of treasury shares of ($202,000).

Net cash provided by financing activities during the year ended December 31, 2011 totaled $2,830,630 which resulted primarily from proceeds from the issuance of securities of $3,724,985, offset by disbursements to purchase treasury shares of ($761,200) and the payments for shareholder rescissions of ($165,000).

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

From September 2012 through April 2013, we raised gross proceeds of approximately $4.6 million through the sale of 13,249,503 shares of common stock and 6,624,751 five-year warrants exercisable at $0.50 per share. On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million Promissory Note due December 31, 2013. The Promissory Note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes which are due on August 31, 2014, one of which is convertible at $0.35 per share and the other at $1.00 per share. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below. Additionally, $200,000 in notes convertible at $1.00 per share come due in February of 2014.

As of July 30, 2013, Aspen Group had borrowed approximately $245,000 under its line of credit and had approximately $1.22 million in available cash. Aspen Group is planning to conduct a future offering in Fall of 2013 to raise up to $7 million from the sale of equity securities with the goal of meeting part of the NASDAQ’s initial listing standards. These proceeds will be used to meet cash flow deficits and to accelerate the growth of the business. If our future contemplated offering is not successful and we are unable to raise capital by other means, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses. See “Risk Factors.”

Depending on our cash position, we may spend $250,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities subject to academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development, our capital expenditures may be less than anticipated.

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

Revenue Recognition and Deferred Revenue

Revenue consisting primarily of tuition and fees derived from courses taught by Aspen online as well as from related educational resources that Aspen provides to its students, such as access to our online materials and learning management system. Tuition revenue is recognized pro-rata over the applicable period of instruction. Aspen maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override Aspen’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, Aspen recognizes as revenue the tuition that was not refunded. Since Aspen recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under Aspen’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Aspen’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. Aspen also charges students annual fees for library, technology and other services, which are recognized over the related service period. Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.

Revenue Recognition and Deferred Revenue – Discontinued Operations

Aspen entered into certain revenue sharing arrangements with consultants whereby the consultants developed course content primarily for technology related courses, recommend, but not select, faculty, lease equipment on behalf of Aspen for instructional purposes for the on-site laboratory portion of distance learning courses and make introductions to corporate and government sponsoring organizations who provide students for the courses. Aspen has evaluated ASC 605-45 "Principal Agent Considerations" and determined that there are more indicators than not that Aspen is the primary obligor in the arrangements since Aspen establishes the tuition, interfaces with the student or sponsoring organization, selects the faculty, is responsible for delivering the course, is responsible for issuing any degrees or certificates, and is responsible for collecting the tuition and fees. The gross tuition and fees are included in revenue while the revenue sharing payments are included in instructional costs and services, an operating expense. As a result of presenting this component as discontinued operations, the revenue is now included in income from discontinued operations for all periods presented.

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

Related Party Transactions

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million Promissory Note due December 31, 2013. The Promissory Note bears 10% interest per annum, payable monthly in arrears.

At April 30, 2013, we included as a long term asset an account receivable of $270,478 net of an allowance of $502,315 from Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this sum.

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

See Note 15 to our April 30, 2013 consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

New Accounting Pronouncements

See Note 2 to our April 30, 2013 consolidated financial statements included herein for discussion of recent accounting pronouncements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for Sanford Rich, who was appointed a director effective with the closing of the Reverse Merger and Mr. Matte who was recently appointed to replace David Garrity as our Chief Financial Officer, each person listed in the table had identical positions with Aspen.

Name	Age	Position

Michael Mathews	51	Chief Executive Officer and Chairman of the Board
Gerald Williams	59	President
Michael Matte	54	Chief Financial Officer
Angela Siegel	33	Executive Vice President of Marketing
David Garrity	53	Executive Vice President, Corporate Development
Michael D’Anton	55	Director
C. James Jensen	72	Director
David Pasi	52	Director
Sanford Rich	55	Director
John Scheibelhoffer	51	Director
Paul Schneier	62	Director

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

Michael Matte has served as our Chief Financial Officer since May 16, 2013. From October 2007 until March 31, 2013, Mr. Matte served as the Chief Financial Officer and Executive Vice-President of MeetMe, Inc. (NYSE MKT: MEET). From July 2006 through October 2007, Mr. Matte served as a director of MeetMe. Mr. Matte served as Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006. Prior to joining Cyberguard Corporation, Mr. Matte began his professional career at Price Waterhouse, where he worked from 1981 to 1992. His last position was as a senior Audit Manager. From January 2004 until April 2012, Mr. Matte served as a director of Iris International, Inc. and from March 2008 until October 2009, Mr. Matte served as a director of GelTech Solutions, Inc. Mr. Matte is a Certified Public Accountant.

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

David Garrity has served as our Executive Vice President, Corporate Development since May 14, 2013. From June 2011 until May 14, 2013, he served as our Chief Financial Officer. He served as Chief Financial Officer of interclick from June 30, 2008 until August 14, 2009 and as a member of interclick’s board of directors from June 9, 2008 until June 5, 2009. Through GVA Research LLC, a company he controls, Mr. Garrity provides consulting services to organizations such as the World Bank Group and offers expert commentary on technology sector developments to CNBC, Bloomberg TV and other media networks. Mr. Garrity holds Series 7, 24, 63, 79, 86 & 87 securities licenses and is affiliated with Whitemarsh Capital Advisors, LLC, a Financial Industry Regulatory Authority, Inc., or FINRA, member firm. From 2006 to 2008, Mr. Garrity served as Managing Director and Director of Research for Dinosaur Securities, LLC.  In 2006, Mr. Garrity was fined $10,000 and suspended for 45 days from associating with a FINRA member firm for certain inadvertent violations of FINRA's rules unrelated to fraud or any customer complaints. Mr. Garrity consented to the sanctions without admitting or denying FINRA's findings. Since 1993, Mr. Garrity has been a Chartered Financial Analyst charter holder.

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

Sanford Rich has served as a director since March 13, 2012. Since November 2012, Mr. Rich has served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation. From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick from August 28, 2007 until June 5, 2009 and on its Audit Committee from August 2007 to June 2009. Since January 2008, Mr. Rich has served as Managing Director of Whitemarsh Capital Advisors, a broker-dealer. From May 2008 to February 2009, Mr. Rich was a Managing Director with Matrix USA LLC, a broker-dealer. Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTC BB: ITCC). Mr. Rich was selected as a director for his 32 years of experience in the financial sector and because he is independent and has experience serving on the audit committees of public companies.

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

Brad Powers served as our Chief Marketing Officer until March 1, 2013. Mr. Powers now provides marketing services as a consultant. David Garrity served as our Chief Financial Officer until May 14, 2013. Mr. Garrity now serves as our Executive Vice President, Corporate Development.

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

Director Independence

We currently have seven directors serving on our Board. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NASDAQ, all of our directors except Mr. Mathews are independent.

Board Committees and Charters

The members of the Audit Committee are Sanford Rich, Chairman, David Pasi and C. James Jensen. Our Board has determined that each of the members are independent in accordance with the independence standards for audit committees under the NASDAQ listing rules. The Board has also determined that Mr. Rich is an “Audit Committee Financial Expert.” The Audit Committee has a written charter approved by the Board.

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to grow our business with our current cash balance, increase our enrollment and class starts and manage our expected growth consistent with regulatory oversight.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of April 30, 2013, whose total compensation exceeded $100,000. We refer to these persons as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)(1)	Salary ($)(c)	Option Awards ($)(f)(2)	Total ($)(j)

Michael Mathews (3)	2013	33,333	0	33,333
Chief Executive Officer	2012	225,702	647,249	872,951
	2011	125,000	0	125,000

David Garrity (4)	2013	77,083	12,000	89,083
Former Chief Financial Officer	2012	224,269	67,471	291,740

Gerald Williams (5)	2013	45,833	6,000	51,833
President

———————

(1)

Year: Disclosure for 2013 includes only the compensation for the four month period ended April 30, 2013. The 2012 and 2011 periods include compensation for the 12 months ended December 31, 2012 and 2011, respectively.

(2)

Option Awards: These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules.  Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.  All of the options granted to the Named Executive Officers are exercisable at $0.35 per share over a five-year period.  For a further description of the option awards, see the disclosure following the Summary Compensation Table.

(3)

Mathews: Salary for 2013 consists of cash compensation.  Salary for 2012 consists of (i) $106,250 of cash compensation, (ii) a 288,911 option grant in lieu of $101,119 of cash compensation and (iii) a 166,666 option grant in lieu of $58,333 of cash compensation.  The amounts of cash compensation forgiven or waived in the preceding sentence will not add up to the total in the table as a result of different valuations based on SEC rules.  The amount under 2012 option awards is comprised of (i) a 2,900,000 option grant in September 2012 and (ii) a 300,000 option grant and a 500,000 option grant in March 2012.  See below for a further description of these option grants.

(4)

Garrity: Salary for 2013 consists of (i) $33,333 of cash compensation and (ii) a 125,000 option grant in lieu of $43,750 of cash compensation. The amount under 2013 option awards represents a 100,000 option grant in March 2013.  Salary for 2012 consists of (i) $158,333 of cash compensation, (ii) a 136,008 option grant in lieu of $47,603 of cash compensation, and (iii) a 166,666 option grant in lieu of $ 58,333 cash compensation. The amounts of cash compensation forgiven or waived in the preceding sentences will not add up to the total in the table as a result of different valuations based on SEC rules. The amount under 2012 option awards represents a 200,000 option grant in March 2012.  See below for a further description of these option grants.

(5)

Williams: Salary consists of (i) $33,333 of cash compensation and (ii) 35,714 option grant in lieu of $12,500 of cash salary.  The amount under 2013 option awards represents a 50,000 option award in February 2013.  See below for a further description of these option grants.

Named Executive Officer Employment Agreements

The following describes the Named Executive Employment Agreements as of April 30, 2013 which have been amended as described below.

Michael Mathews. Effective on July 5, 2011, Aspen entered into a four-year Employment Agreement with Michael Mathews to serve as its Chief Executive Officer. The Employment Agreement provided that Mr. Mathews was to receive a base salary of $250,000 per year, which will be increased by at least 10% annually. In addition to a base salary, Mr. Mathews was eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in common stock. If performance milestones were met, Mr. Mathews’ bonus would have been 100% of his base salary for the year the milestone were met. If Mr. Mathews and a majority of the Board are unable to mutually agree on performance milestones, Mr. Mathews was to receive a guaranteed bonus for that fiscal year of no less than 15% of his base salary. In 2012, no performance milestones were set, and Mr. Mathews waived his right to a guaranteed annual performance bonus. Additionally, in March 2012, Mr. Mathews was granted a total of 800,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share vesting over a three-year period (with the first vesting period being one year from the grant date). In December 2012, the options were re-priced to $0.35 per share.

See below for a description of Mr. Mathews’ new Employment Agreement.

David Garrity. Effective on June 9, 2011, Aspen entered into a four-year Employment Agreement with David Garrity to serve as its Chief Financial Officer. In accordance with the Employment Agreement, from June 9, 2011 through July 4, 2011, Mr. Garrity was paid a fee in lieu of salary at a rate of $10,000 per month pursuant to a separate Consulting Agreement with Mr. Garrity. From July 4 until September 30, 2011, Aspen paid Mr. Garrity $10,000 per month (a rate of $125,000 per annum). Under his Employment Agreement, from October 1, 2011, Mr. Garrity was to be paid at the rate of $250,000 per year, which was to be increased by at least 10% annually. In addition to a base salary, Mr. Garrity was eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones of which at least half would be paid in cash and the remaining in Aspen common stock. If performance milestones were met, Mr. Garrity’s bonus would have been 100% of his base salary for the year the milestone was met. If Mr. Garrity and a majority of the Board were unable to mutually agree on performance milestones, Mr. Garrity would have received a guaranteed bonus for that fiscal year of no less than 15% of his base salary. In 2012, no performance milestones were set, and Mr. Garrity waived his right to a guaranteed annual performance bonus. Additionally, in March 2012, Mr. Garrity was granted 200,000 five-year options to purchase shares of Aspen Group common stock exercisable at $1.00 per share vesting over a three-year period. In December 2012, the options were re-priced to $0.35 per share.

Gerald Williams. Effective January 1, 2012, Aspen entered into a five-year Employment Agreement with Dr. Gerald Williams to serve as its President. In accordance with the Employment Agreement, Dr. Williams was to be paid a base salary of $150,000 per year. In addition to base salary, Dr. Williams was eligible to receive an annual performance bonus in an amount equal to 50% of his then-current base salary, based upon the achievement of pre-established performance milestones mutually agreed upon by him and the Chief Executive Officer. One-half of the annual bonus was to be paid in cash and the remaining was to be paid in common stock. In 2012, no performance milestones were set and Dr. Williams waived his right to an annual performance bonus. Additionally, in March 2012, Dr. Williams was granted 200,000 five-year options to purchase shares of Aspen Group common stock at $1.00 per share vesting over a three-year period. In December 2012, the options were re-priced to $0.35 per share.

Amendments to Pre-2013 Named Executive Officer Employment Agreements

On December 31, 2011, Messrs. Michael Mathews, our Chief Executive Officer, entered into an amendment to his Employment Agreements waiving 50% of his salary that would have otherwise accrued ($62,500). Additionally, effective January 1, 2012, Mr. Mathews agreed to defer 50% of his base salary until such time as Mr. Mathews or our Board determine that we have sufficient cash flow to pay the previously agreed upon amount. As of August 31, 2012, Mr. Mathews and our Board agreed to continue deferring his salary until December 31, 2012. Separately, Mr. David Garrity, our then Chief Financial Officer, effective April 1, 2012 deferred 40% of his base salary. At the same date, Mr. Michael Mathews deferred 60% of his base salary. In consideration for deferring their salaries, Messrs. Mathews and Garrity were granted 288,911 and 136,008 fully-vested five-year stock options, respectively, exercisable at $0.35 per share to settle deferred salaries.

As of August 31, 2012, Messrs. Michael Mathews David Garrity, and Gerald Williams agreed to reduce their base salaries to $100,000 per year for the remainder of 2012. In consideration for reducing their salaries, Messrs. Mathews, and Garrity were each granted 166,666 five-year stock options and Dr. Williams was granted 47,620 five-year stock options. These stock options are exercisable at $0.35 per share and vested in four equal installments at the end of each month of 2012, beginning on September 30, 2012.

Our Board approved the option grants in the two above paragraphs on October 23, 2012. The Board also granted Dr. Williams a $45,000 bonus on October 23, 2012. On September 4, 2012, our Board granted Mr. Mathews up to 2,900,000 five-year options exercisable at $0.35 per share and vesting in equal annual increments over four years with the first vesting date being September 4, 2013.

On February 28, 2013, the Board granted Dr. Williams 50,000 five-year options exercisable at $0.35 per share and vesting in three equal annual increments over three years with the first vesting date being February 28, 2014.  On March 26, 2013, the Board granted Mr. Garrity 100,000 five-year options exercisable at $0.35 per share and vesting in three equal annual increments over three years with the first vesting date being March 26, 2014.

On April 6, 2013, Mr. Garrity and Dr. Williams were granted 125,000 five-year options and 35,714 five-year options, respectively, in lieu of cash salary as described in footnotes to the Summary Compensation Table above.

2013 Named Executive Officer Employment Agreements

Effective May 16, 2013, Aspen Group and Michael Mathews entered into a new three-year Employment Agreement. In accordance with the Employment Agreement, Mr. Mathews will receive a base salary of $250,000 per year; however, his base salary will be $100,000 per year until the Compensation Committee determines that Aspen Group’s cash position permits an increase to $250,000 a year. In contrast to his old Employment Agreement described above, the new Employment Agreement does not include any guaranteed annual bonuses.

In addition to his base salary, Mr. Mathews is eligible to earn an annual performance bonus equal to 25%, 50% or 100% of his then base salary (the “Target Bonus”) based upon the achievement of performance milestones established by the Compensation Committee at the beginning of each fiscal year. The earning of the Target Bonus is subject to Aspen Group having at least $2,000,000 in available cash after deducting both target bonuses for that fiscal year (the “Cash Threshold”). If Aspen Group is unable to pay the target bonuses as a result of not meeting the Cash Threshold, Mr. Mathews shall be entitled to receive the Target Bonus in Aspen Group’s common stock if Aspen Group had positive Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA Threshold”) during the applicable fiscal year. If Aspen Group is unable to pay the Target Bonus as a result of not meeting the Cash Threshold or the Adjusted EBITDA Threshold, no Target Bonus will be earned for that fiscal year. Further, if no target performance goals are established within three months of the beginning of a fiscal year, no Target Bonus can be earned for that fiscal year.

On July 29, 2013, Aspen Group and Dr. Williams entered in a new three-year Employment Agreement. In accordance with the Employment Agreement, Dr. Williams receives a base salary of $150,000 per year. In addition to his base salary, Dr. Williams is eligible to earn an annual performance bonus equal to 25% or 50% of his then base salary based upon the achievement of performance milestones established by the Compensation Committee at the beginning of each fiscal year. The earning of the target bonus is substantially similar to the Target Bonus criteria for Messrs. Mathews described in the paragraph above.

On May 14, 2013, in connection with his appointment as Executive Vice President, Corporate Development, Aspen Group issued Mr. David Garrity 200,000 five year stock options, exercisable at $0.35 per share and vesting in two equal annual increments with the first vesting date being June 16, 2014, subject to Mr. Garrity providing services as an employee or as a consultant under a consulting agreement on each applicable vesting date.

On June 1, 2013, Aspen Group entered into an Addendum to Employment Agreement with David Garrity, reducing his salary to $100,000 per year and amending the severance terms so that Mr. Garrity is guaranteed at least $125,000 unless he terminates his employment, becomes disabled or dies, in which case Aspen Group shall not owe any severance.  Should Aspen Group terminate the Employment Agreement after Mr. Garrity has received $125,000, Aspen Group shall pay Mr. Garrity $50,000.

Termination Provisions

Our Named Executive Officers are entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 (the “Code”) and the Regulations thereunder. In the event of death, total disability, dismissal without cause or resignation for Good Reason, they will receive six months base salary and immediate vesting of unvested equity. Immediately upon a change of control event, they will receive 18 months base salary and immediate vesting of unvested equity. Change of control is defined in their Employment Agreements as Change of Control is defined under 409A of the Code. Generally, Good Reason is defined as a material diminution in the executives’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by Aspen Group under the Employment Agreement; or (iii) a relocation of his principal place of employment to a location which is not pre-approved by him. Additionally, Aspen Group and David Garrity, our former Chief Financial Officer, executed an addendum to his Employment Agreement which provides Mr. Garrity with severance rights up to $50,000 under certain circumstances.

Michael Matte Employment Agreement

Effective May 16, 2013, Aspen Group entered into a three-year Employment Agreement with Michael Matte to serve as its Chief Financial Officer. In accordance with the Employment Agreement, from May 16, 2013 until December 31, 2013, Mr. Matte will be paid a base salary at a rate of $100,000 per year and thereafter will be paid $250,000 per year. In recognition of his reduced salary during the beginning of the term, Mr. Matte was granted 791,211 seven-year stock options (exercisable at $0.35 per share), which vest in seven equal monthly installments on the last calendar day of each month with the first vesting date being June 30, 2013, subject to continued employment on each applicable vesting date. Additionally, Mr. Matte was granted 500,000 seven-year stock options (exercisable at $0.35 per share), which vest in three equal increments on April 30, 2014, 2015 and 2016, subject to continued employment on each applicable vesting date.

Outstanding Equity Awards as of April 30, 2013

Listed below is information with respect to unexercised options for each Named Executive Officer as of April 30, 2013.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Michael Mathews	100,000	200,000	(1)	0	0.35	March 15, 2017
	0	2,900,000	(2)	0	0.35	September 4, 2017
	166,667	333,333	(3)	0	0.35	March 22, 2017
	288,911	0		0	0.35	October 23, 2017
	166,666	0		0	0.35	October 23, 2017

David Garrity	66,667	133,333	(1)	0	0.35	March 15, 2017
	136,008	0		0	0.35	October 23, 2017
	166,666	0		0	0.35	October 23, 2017
	0	100,000	(4)	0	0.35	March 26, 2018
	125,000	0		0	0.35	April 6, 2018

Gerald Williams	66,667	133,333	(1)	0	0.35	March 15, 2017
	47,620	0		0	0.35	October 23, 2017
	0	50,000	(5)	0	0.35	February 28, 2018
	35,714	0		0	0.35	April 6, 2018

————————

(1)	The options vest in two equal increments on March 14, 2014 and 2015, subject to continued employment or for Mr. Garrity also service as a consultant.
(2)

The options were subject to Aspen Group raising $3.5 million in its private placement offerings. Aspen Group met this milestone in early 2013. The options vest in equal increments on September 4, 2013, 2014, 2015 and 2016.

(3)	The options vest in two equal increments on March 20, 2014 and 2015.
(4)	The options vest in three equal increments on March 26, 2014, 2015, 2016, subject to continuing to provide services to Aspen Group.
(5)	The options vest in three equal increments on February 28, 2014, 2015 and 2016, subject to continued employment.

Equity Compensation Plan Information

Immediately following the closing of the Reverse Merger, our Board adopted the 2012 Equity Incentive Plan, or the Plan, which provided for 2,500,000 shares to be granted under the Plan. As of September 28, 2012, our Board increased the Plan to 5,600,000 shares and on January 16, 2013, the Board further increased the Plan to 8,000,000 shares. In May 2013, our Board increased the Plan to 9,300,000 shares.

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

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2013.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders
2012 Equity Incentive Plan (1)	8,000,000	$0.35	0

Total	8,000,000		0

———————

(1)

Represents options issued under the Plan. No other stock rights have been issued under the Plan. Includes 6,116,585 options granted to directors and executive officers.  As disclosed above, in May 2013, the authorized shares under the Plan was increased to 9.3 million.

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

Director Compensation

		Option
		Awards	Total
Name	Period	($)(1)	($)

Michael D’Anton (2)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

James Jensen (2)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

David Pasi (2)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

Sanford Rich (3)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

John Scheibelhoffer (2)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

Paul Schneier (2)	Four months ended April 30, 2013	0	0
	12 months ended December 31, 2012	12,000	12,000

———————

(1)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors. All of the options in this table are exercisable at $0.35 per share.

(2)

Of these options, one-third vested immediately and the remaining vest (or vested) in equal increments on May 20, 2013 and 2014, subject to continued service as a director on each applicable vesting date.

(3)	These options vest (or vested) in equal increments on March 15, 2013, 2014 and 2015, subject to continued service as a director on each applicable vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Aspen Group’s common stock beneficially owned as of July 26, 2013 by (i) those persons known by Aspen Group to be owners of more than 5% of its common stock, (ii) each director (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Aspen Group’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 224 West 30th Street, Suite 604, New York, New York 10001.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	4,532,837	7.4%
Common Stock	David Garrity (3)	675,609	1.1%
Common Stock	Gerald Williams (4)	989,106	1.7%

Directors:
Common Stock	Michael D’Anton (5)	2,246,899	3.8%
Common Stock	James Jensen (6)	738,643	1.2%
Common Stock	David Pasi (7)	383,361	*
Common Stock	Sanford Rich (8)	59,583	*
Common Stock	John Scheibelhoffer (9)	2,198,805	3.7%
Common Stock	Paul Schneier (10)	951,667	1.6%
Common Stock	All directors and executive officers as a group (11 persons) (11)	12,463,355	19.8%

5% Shareholders:
Common Stock	Higher Education Management Group, Inc. (12)(13)	5,177,315	8.7%
Common Stock	Sophrosyne Capital, LLC (14)	5,571,425	9.1%

———————

* Less than 1%.

(1)

Applicable percentages are based on 59,190,366 shares outstanding as of July 26, 2013 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Aspen Group believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)

Mr. Mathews is our Chairman and Chief Executive Officer. Includes: (i) 300,000 shares issuable upon conversion of a $300,000 Note, (ii) 857,143 shares issuable upon the conversion of a second $300,000 Note, (iii) 117,943 shares pledged as collateral for a receivable and (iv) 722,244 vested stock options.

(3)	Mr. Garrity is our former Chief Financial Officer. Includes: (i) 494,341 vested stock options and (ii) 25,000 shares underlying warrants.
(4)	Dr. Williams is our President. Includes 150,001 vested stock options.
(5)

Dr. D’Anton is a director. Includes 113,358 shares of common stock and 51,429 shares underlying warrants held as custodian for the benefit of Dr. D’Anton’s children. Also includes 129,524 vested stock options.

(6)	Mr. Jenson is a director. Includes (i) 150,000 shares underlying warrants and (ii) 66,667 vested stock options.
(7)	Mr. Pasi is a director. Includes 66,667 vested stock options.
(8)	Mr. Rich is a director. Includes 33,333 vested stock options.
(9)

Dr. Scheibelhoffer is a director. Includes 128,121 shares of common stock and 51,429 shares underlying warrants held as custodian for the benefit of Dr. Scheibelhoffer’s children. Also includes 66,667 vested stock options.

(10)	Mr. Schneier is a director. Includes (i) 50,000 shares underlying warrants and (ii) 66,667 vested stock options.
(11)	In accordance with SEC rules, also includes securities held by executive officers who are not Named Executive Officers, namely Mr. Matte and Ms. Siegel.

(12)

Higher Education Management Group, Inc., or HEMG, is an entity controlled by Aspen’s former Chairman, Patrick Spada. A total of 772,793 shares of Aspen Group common stock are pledged to Aspen to secure payment of $772,793 originally due in December 2013, and now due in 2014. The shares not pledged to Aspen are subject to a lien which is further described on page 60.

(13)

At inception, Aspen issued all of its 10 million shares of authorized common stock to HEMG. In order to raise money over a five-year period, Aspen sold shares and HEMG relinquished and returned to Aspen’s treasury the number of shares Aspen sold. Due to some clerical errors, 120,500 shares owned by HEMG were not cancelled by Mr. Spada’s personal assistant. Due to this pattern, Aspen does not believe that it sold shares improperly. In support of this, HEMG agreed not to sell 120,500 shares pending resolutions in connection with the April Agreement (described on page 60). Therefore, Aspen Group does not believe that it has any exposure to liability in these manners. Aspen Group is relying on its transfer records for information concerning HEMG’s beneficial ownership.

(14)

Includes 1,857,141 shares underlying warrants. Sophrosyne Capital LLC is a registered Investment Adviser and Benjamin Taylor, its managing member, has the power to vote and dispose of the securities held by various funds for which the reporting person serves as the Investment Adviser. Address is 156 East 36th Street, at 2 Sniffen Court, New York, New York 10016.

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

In 2008, HEMG purchased video courses and program rights from Aspen for $1,055,000. The balance due Aspen on September 16, 2011 was $772,793. Under one agreement, HEMG pledged 772,793 shares of Aspen Series C Preferred Stock, or Series C, which converted to 654,850 shares of Aspen Group’s common stock upon the closing of the Reverse Merger to secure payment of this $772,793. Due to the approximate 0.847 conversion ratio of the Series C into common stock, the shares of Series C pledged by HEMG were not enough to fully secure the $772,793. In order to avoid a portion of this loan from being partially written-off, on March 8, 2012, Mr. Mathews pledged an additional 117,943 shares as collateral for the repayment of the this obligation. Aspen’s Board never authorized entry into the 2008 agreement. As a result, Aspen’s Board accelerated the due date and declared it immediately due and payable. In connection with the April Agreement (described on page 60), Aspen agreed to extend the due date to September 30, 2014 and waived any default which had previously arisen.

On September 16, 2011, Aspen exchanged general releases with Mr. Spada/HEMG, and Mr. Spada entered into a modified non-compete agreement where he was permitted to compete with Aspen except with respect to three corporate customers for whom Aspen had an existing commercial relationship. He also agreed to a two-year confidentiality provision and agreed not to solicit employees for nine months after expiration of the Consulting Agreement. Finally, Aspen entered into an Indemnification Agreement with HEMG on September 16, 2011 agreeing to indemnify it from liability for its actions to the fullest extent permitted by law. The Indemnification Agreement is similar to the form we provide to our directors and executive officers which is a standard form of corporate indemnification agreement. Aspen’s Second Amended and Restated Certificate of Incorporation contains a provision which precludes indemnification of expenses from any litigation between Aspen and any officer or director.

Upon discovering the unauthorized borrowings described above, Aspen gave notice of termination of the Consulting Agreement. The undisclosed loan from Dr. Michael D’Anton described below would have also served as cause to terminate the Consulting Agreement.

Additionally, in connection with the HEMG Agreement, Aspen repaid a loan owed to Mr. Steve Karl, a former employee of Aspen, by Mr. Spada of approximately $16,000. Aspen also agreed to pay Mr. Karl severance of $75,000 (six months base pay). Additionally, Aspen agreed to pay Mr. Karl’s wife and previously the bookkeeper of Aspen $32,500 (six months base pay) and paid a former bookkeeping consultant $6,000. When Aspen gave notice of termination of the Consulting Agreement to Mr. Spada, it also gave notice to the Karls that it was terminating its severance obligations (approximately $71,000), given the fact that these employees were responsible for keeping Aspen’s books and records during the timeframes of the unauthorized borrowings. The Karls responded that they do not agree with Aspen terminating their severance payments. They have not filed suit against Aspen.

The 4,425,522 shares of Aspen Group’s common stock which HEMG holds that are not pledged to Aspen are subject to a Lock-Up/Leak-Out Agreement which provides that (until March 13, 2014) HEMG and Spada, collectively, are, in any given week, allowed to sell, transfer or otherwise dispose of up to 5% of the total trading volume for Aspen Group’s common stock for the prior 10 trading days not including any days in the week of sale. The current directors of Aspen Group also signed Lock-Up/Leak-Out Agreements at the same terms as the HEMG Lock-Up/Leak-Out Agreement. Early in 2013, Aspen Group was given notice by a creditor that the creditor has a lien for over $1 million owed by HEMG and Spada, which requires that any proceeds of future sales must be used to first satisfy the lien.

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

On September 16, 2011, Mr. Spada sold 3,769,150 shares of Aspen Series C (equivalent to 3,193,906 shares of common stock of Aspen Group) for $1,000,000 or approximately $0.265 per share (or the equivalent of $0.313 per share of Aspen Group’s common stock). Mr. Mathews was one of the purchasers; other purchasers included Mr. David Garrity, Aspen’s then Chief Financial Officer, and Michael D’Anton, MD, Mr. C. James Jensen and John Scheibelhoffer MD who are directors. On September 21, 2011, Aspen lent $238,210 to Mr. Mathews to allow him to acquire Series C from HEMG. The loan was for a nine month period with 3% per annum interest and was guaranteed by Mr. Mathews’ wife and secured by a pledge of 40,000 shares of interclick, inc. common stock owned by Mr. Mathews. Mr. Mathews repaid the loan in December 2011. In December 2011, Aspen lent Mr. Brad Powers, our former Chief Marketing Officer, $150,000 in exchange for a promissory note bearing 3% per annum interest due September 14, 2012. As collateral, the note was secured by 500,000 shares of Aspen’s common stock. The loan was repaid in February 2012.

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

Since May 2011, directors and an executive officer purchased securities in Aspen and Aspen Group’s private placement offerings of which the largest investment was $150,000. The investments were on the same terms as other investors.

On April 10, 2012, HEMG, Spada, Aspen Group and one other person entered into an Agreement, which we refer to as the April Agreement, under which HEMG sold 400,000 shares of common stock of Aspen Group for $200,000 to individuals who were not executive officers or directors of Aspen Group. In connection with the April Agreement, Aspen Group guaranteed that it would purchase 600,000 shares at $0.50 per share within 90 days of the April Agreement and agreed to use its best efforts to purchase an additional 1,400,000 shares of common stock at $0.50 per shares within 180 days from the date of the April Agreement. A group of predominately existing shareholders purchased 336,000 shares of common stock at $0.50 per share and Aspen Group purchased 264,000 shares at $0.50 per share. Aspen Group purchased the shares after the 90 day period had expired; Spada cashed the check without reserving his rights or protesting the late payment. We have been advised by counsel that this means that the agreement (described below) of HEMG and Spada not to sue us is binding.

No additional shares were purchased at that time because Aspen Group could not sell its own common stock at a price that high. In December 2012, Aspen Group purchased 200,000 of HEMG's shares for $0.35 per share. Provided that HEMG and Mr. Spada meet their obligations under the April Agreement, Aspen Group agreed to allow HEMG and Mr. Spada to privately sell up to 500,000 shares privately which are subject to the lock-up agreement described above provided that the purchaser agreed to be bound by the terms of the lock-up. Additionally, under the April Agreement, HEMG and Mr. Spada agreed not to commence any lawsuit, or cooperate in any lawsuit against us, except in an action, claim or lawsuit which is brought against HEMG or Mr. Spada by us in which case HEMG and Mr. Spada may assert any counterclaim or cross-claim against Aspen. See page 32 for a description of a lawsuit brought by Mr. Spada and HEMG against Aspen Group. Additionally, Aspen agreed to extend the due date on the $772,793 receivable to September 30, 2014.

A number of years ago Dr. Michael D’Anton lent Aspen $25,000 of which $22,000 was owed at September 30, 2012. The loan was not disclosed on Aspen’s balance sheet at the time of the EGC merger. In November 2012, Dr. D’Anton cancelled Aspen’s obligation in exchange for 62,857 five-year vested options exercisable at $0.35 per share.

On July 1, 2013, Mr. Mathews loaned Aspen Group $1 million and was issued a $1 million Promissory Note due December 31, 2013. The Promissory Note bears 10% interest per annum, payable monthly in arrears.

Mr. Mathews’ son is employed by Aspen Group as its marketing manager and is paid a salary of $40,000 per year.

See page 50 for a discussion of director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A., or Salberg, as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. Our Audit Committee determined that the rendering of non-audit services by Salberg, if any, is compatible with maintaining the independence of Salberg. All of the services provided and fees charged by Salberg for the four months ended April 30, 2013 and for the years ended December 31, 2012 and 2011 were approved by the Audit Committee.

The following table shows the fees paid to Salberg for the four month period ended April 30, 2013, and the years ended December 31, 2012 and 2011.

	2013	2012	2011

Audit Fees (1)	$52,500	$86,000	$113,000
Audit Related Fees (2)	2,500	135,000	0
Tax Fees	0	0	0
All Other Fees	0	0	0
Total	$55,000	$221,000	$113,000

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
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

(3)	Exhibits. See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Group, Inc.

Date: July 30, 2013	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 30, 2013
Michael Mathews

/s/ Michael Matte	Chief Financial Officer	July 30, 2013
Michael Matte	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	July 30, 2013
Dr. Michael D’Anton

/s/ C. James Jensen	Director	July 30, 2013
C. James Jensen

/s/ David E. Pasi	Director	July 30, 2013
David E. Pasi

Director
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	July 30, 2013
Dr. John Scheibelhoffer

/s/ Paul Schneier	Director	July 30, 2013
Paul Schneier

Aspen Group, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of April 30, 2013 and December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the four months ended April 30, 2013 and for the years ended December 31, 2012 and 2011	F-6
Consolidated Statements of Cash Flows for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of April 30, 2013 and December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the four months ended April 30, 2013 and for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of April 30, 2013 and December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the four months ended April 30, 2013 and for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a net loss allocable to common stockholders and net cash used in operating activities for the four months ended April 30, 2013 of $1,402,982 and $918,941, respectively, and has an accumulated deficit of $12,740,086 at April 30, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 30, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270• Toll Free: (866) CPA-8500• Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	December 31,
	2013	2012	2011
Assets

Current assets:
Cash and cash equivalents	$724,982	$577,238	$766,602
Restricted cash	265,173	264,992	-
Accounts receivable, net of allowance of $72,535, $35,535 and $47,595, respectively	364,788	239,671	215,099
Accounts receivable, secured - related party	-	-	772,793
Note receivable from officer, secured - related party	-	-	150,000
Prepaid expenses	165,426	192,533	103,268
Net assets from discontinued operations (Note 1)	113,822	393,214	632,135
Other current assets	-	69,000	210
Total current assets	1,634,191	1,736,648	2,640,107

Property and equipment:
Call center equipment	121,313	121,313	121,313
Computer and office equipment	61,036	45,718	38,577
Furniture and fixtures	32,914	11,336	-
Library (online)	100,000	100,000	100,000
Software	1,518,142	1,388,824	927,455
Vehicle	-	-	39,736
	1,833,405	1,667,191	1,227,081
Less accumulated depreciation and amortization	(569,665)	(455,871)	(229,972)
Total property and equipment, net	1,263,740	1,211,320	997,109
Courseware, net	208,095	253,571	369,831
Accounts receivable, secured - related party, net of allowance of $502,315, $502,315 and $0, respectively	270,478	270,478	-
Other assets	25,181	25,181	6,559

Total assets	$3,401,685	$3,497,198	$4,013,606

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,	December 31,
	2013	2012	2011
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$313,405	$215,796	$414,147
Accrued expenses	128,569	75,912	128,303
Deferred revenue	1,158,473	1,036,540	835,694
Notes payable, current portion	-	-	6,383
Loan payable to stockholder	491	491	-
Deferred rent, current portion	10,418	6,257	4,291
Convertible notes payable, current portion	200,000	-	-
Net liabilities from discontinued operations (Note 1)	124,504	226,430	719,107
Other current liabilities	-	69,000	-
Total current liabilities	1,935,860	1,630,426	2,107,925

Line of credit	250,000	250,000	233,215
Loans payable (includes $50,000 to related parties)	-	-	200,000
Convertible notes payable (includes $600,000 to related parties)	600,000	800,000	-
Notes payable	-	-	8,768
Deferred rent	21,450	15,017	21,274
Total liabilities	2,807,310	2,695,443	2,571,182

Commitments and contingencies - See Note 10

Temporary equity:
Series A preferred stock, $0.001 par value; 850,500 shares designated, none, none, and 850,395 shares issued and outstanding, respectively	-	-	809,900
Series D preferred stock, $0.001 par value; 3,700,000 shares designated, none, none, and 1,176,750 shares issued and outstanding, respectively (liquidation value of $1,176,750)	-	-	1,109,268
Series E preferred stock, $0.001 par value; 2,000,000 shares designated, none, none, and 1,700,000 shares issued and outstanding, respectively (liquidation value of $1,700,000)	-	-	1,550,817
Total temporary equity	-	-	3,469,985

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series C preferred stock, $0.001 par value; 11,411,400 shares designated, none, none, and 11,307,450 shares issued and outstanding, respectively (liquidation value of $11,307)	-	-	11,307
Series B preferred stock, $0.001 par value; 368,421 shares designated, none, none, and 368,411 shares issued and outstanding, respectively	-	-	368
Common stock, $0.001 par value; 120,000,000 shares authorized, 58,573,222 issued and 58,373,222 outstanding at April 30, 2013, 55,243,719 issued and 55,043,719 outstanding at December 31, 2012 and 11,837,930 issued and outstanding at December 31, 2011	58,573	55,244	11,838
Additional paid-in capital	13,345,888	12,153,615	3,275,296
Treasury stock (200,000 shares)	(70,000)	(70,000)	-
Accumulated deficit	(12,740,086)	(11,337,104)	(5,326,370)
Total stockholders’ equity (deficiency)	594,375	801,755	(2,027,561)

Total liabilities and stockholders’ equity (deficiency)	$3,401,685	$3,497,198	$4,013,606

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Four Months Ended		For the Year Ended
	April 30,		December 31,
	2013	2012	2012	2011
		(Unaudited)
Revenues	$1,229,096	$745,656	$2,684,931	$2,346,238

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	749,930	865,408	2,342,037	1,041,269
General and administrative	1,670,812	2,123,685	5,235,282	3,593,956
Receivable collateral valuation reserve	-	-	502,315	-
Depreciation and amortization	159,269	121,812	397,923	264,082
Total operating expenses	2,580,011	3,110,905	8,477,557	4,899,307

Operating loss from continuing operations	(1,350,915)	(2,365,249)	(5,792,626)	(2,553,069)

Other income (expense):
Interest income	330	672	4,592	2,656
Interest expense	(6,737)	(2,934)	(364,889)	(27,850)
Gain on disposal of property and equipment	-	5,879	5,879	-
Other Income	66,267	-	-	-
Loss due to unauthorized borrowing	-	-	-	(14,876)
Total other expense, net	59,860	3,617	(354,418)	(40,070)

Loss from continuing operations before income taxes	(1,291,055)	(2,361,632)	(6,147,044)	(2,593,139)

Income tax expense (benefit)	-	-	-	-

Loss from continuing operations	(1,291,055)	(2,361,632)	(6,147,044)	(2,593,139)

Discontinued operations (Note 1)
Income (loss) from discontinued operations, net of income taxes	(111,927)	148,513	136,310	457,566

Net loss	(1,402,982)	(2,213,119)	(6,010,734)	(2,135,573)

Cumulative preferred stock dividends	-	(37,379)	(37,379)	(87,326)

Net loss allocable to common stockholders	$(1,402,982)	$(2,250,498)	$(6,048,113)	$(2,222,899)

Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.11)	$(0.17)	$(0.17)
Income per share from discontinued operations - basic and diluted	$(0.00)	$0.01	$0.00	$0.03
Net loss per share allocable to common stockholders - basic and diluted	$(0.03)	$(0.11)	$(0.17)	$(0.14)

Weighted average number of common shares outstanding:
basic and diluted	56,089,884	21,135,361	35,316,681	15,377,413

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE FOUR MONTHS ENDED APRIL 30, 2013 AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

										Total
	Preferred Stock						Additional			Stockholders'
	Series B		Series C		Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at December 31, 2010	-	$-	-	$-	21,000,000	$21,000	$3,850,809	$-	$(3,190,797)	$681,012
Rescission of common shares	-	-	-	-	(170,100)	(170)	(164,830)	-	-	(165,000)
Common shares issued as part of merger	-	-	-	-	3,200,000	3,200	-	-	-	3,200
Treasury shares acquired for cash	-	-	-	-	(884,520)	(885)	(760,315)	-	-	(761,200)
Conversion of convertible notes into Series B preferred shares	368,411	368	-	-	-	-	349,632	-	-	350,000
Conversion of common shares into Series C preferred shares	-	-	11,307,450	11,307	(11,307,450)	(11,307)	-	-	-	-
Net loss, 2011	-	-	-	-	-	-	-	-	(2,135,573)	(2,135,573)
Balance at December 31, 2011	368,411	368	11,307,450	11,307	11,837,930	11,838	3,275,296	-	(5,326,370)	(2,027,561)
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	-	-	3,469,985
Recapitalization	-	-	-	-	9,760,000	9,760	(30,629)	-	-	(20,869)
Conversion of convertible notes into common shares	-	-	-	-	5,293,152	5,293	1,770,532	-	-	1,775,825
Issuance of common shares and warrants for cash, net of offering costs of $446,764	-	-	-	-	9,920,000	9,920	3,015,316	-	-	3,025,236
Issuance of common shares and warrants due to price protection	-	-	-	-	4,516,917	4,517	(4,517)	-	-	-
Issuance of common shares and warrants to settle accrued interest	-	-	-	-	202,446	203	70,451	-	-	70,654
Treasury shares acquired for cash	-	-	-	-	(264,000)	(264)	(131,736)	(70,000)	-	(202,000)
Issuance of common shares for services	-	-	-	-	200,000	200	69,800	-	-	70,000
Issuance of common shares and warrants for services	-	-	-	-	100,000	100	42,900	-	-	43,000
Issuance of stock options to officers to settle accrued payroll	-	-	-	-	-	-	238,562	-	-	238,562
Issuance of stock options to officers to settle note payable	-	-	-	-	-	-	22,000	-	-	22,000
Stock-based compensation	-	-	-	-	-	-	347,657	-	-	347,657
Net loss, 2012	-	-	-	-	-	-	-	-	(6,010,734)	(6,010,734)
Balance at December 31, 2012	-	-	-	-	55,243,719	55,244	12,153,615	(70,000)	(11,337,104)	801,755
Issuance of common shares and warrants for cash, net of offering costs of $123,788	-	-	-	-	3,329,503	3,329	1,038,211	-	-	1,041,540
Stock-based compensation	-	-	-	-	-	-	154,062	-	-	154,062
Net loss, Four Months Ended April 30, 2013	-	-	-	-	-	-	-	-	(1,402,982)	(1,402,982)
Balance at April 30, 2013	-	$-	-	$-	58,573,222	$58,573	$13,345,888	$(70,000)	$(12,740,086)	$594,375

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Four Months Ended		For the Year Ended
	April 30,		December 31,
	2013	2012	2012	2011
		(Unaudited)
Cash flows from operating activities:
Net loss	$(1,402,982)	$(2,213,119)	$(6,010,734)	$(2,135,573)
Less income (loss) from discontinued operations	(111,927)	148,513	136,310	457,566
Loss from continuing operations	(1,291,055)	(2,361,632)	(6,147,044)	(2,593,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	37,000	32,955	133,907	21,200
Receivable collateral valuation reserve	-	-	502,315	-
Amortization of debt issuance costs	-	-	266,473	-
Gain on disposal of property and equipment	-	(5,879)	(5,879)	-
Depreciation and amortization	159,269	121,812	397,923	264,082
Loss on settlement of accrued interest	-	3,339	3,339	-
Issuance of convertible notes in exchange for services rendered	-	38,175	38,175	22,000
Stock-based compensation	154,062	81,605	347,657	-
Common shares and warrants issued for services rendered	-	-	113,000	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(288,117)	(30,001)	(327,524)	468,424
Accounts receivable, secured - related party	-	-	-	7,376
Prepaid expenses	27,107	(44,683)	(89,265)	(97,474)
Other current assets	69,000	210	(68,790)	(210)
Other assets	-	-	(18,622)	-
Accounts payable	97,609	727,214	(186,701)	390,628
Accrued expenses	52,658	191,532	252,771	(123,338)
Deferred rent	10,593	(1,073)	(4,291)	(2,324)
Deferred revenue	121,933	114,162	200,846	(36,555)
Other current liabilities	(69,000)	-	69,000	-
Net cash used in operating activities	(918,941)	(1,132,264)	(4,522,710)	(1,679,330)

Cash flows from investing activities:
Cash acquired as part of merger	-	(378)	337	3,200
Purchases of property and equipment	(166,214)	(200,933)	(479,846)	(1,060,887)
Purchases of courseware	-	(8,200)	(25,300)	(54,090)
Increase in restricted cash	(181)	-	(264,992)	-
Advances to officer for note receivable	-	-	-	(388,210)
Proceeds received from officer loan repayments	-	150,000	150,000	238,210
Net cash used in investing activities	(166,395)	(59,511)	(619,801)	(1,261,777)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	-	(8,215)	16,785	(10,284)
Proceeds from issuance of common shares and warrants, net	1,041,540	-	3,025,236	-
Principal payments on notes payable	-	-	-	(30,871)
Proceeds received from issuance of convertible notes and warrants	-	1,059,000	1,706,000	255,000
Proceeds from related party for convertible notes	-	-	600,000	73,000
Disbursements for debt issuance costs	-	(112,020)	(266,473)	-
Proceeds from issuance of Series A, D and E preferred stock	-	-	-	3,469,985
Payments for stockholder rescissions	-	-	-	(165,000)
Proceeds from note payable	-	-	22,000	-
Disbursements to purchase treasury shares	-	-	(202,000)	(761,200)
Net cash provided by financing activities	1,041,540	938,765	4,901,548	2,830,630

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Four Months Ended		For the Year Ended
	April 30,		December 31,
	2013	2012	2012	2011
		(Unaudited)
Cash flows from discontinued operations:
Cash flows from operating activities	191,540	78,398	51,599	582,241
Net cash provided by discontinued operations	191,540	78,398	51,599	582,241

Net increase (decrease) in cash and cash equivalents	147,744	(174,612)	(189,364)	471,764

Cash and cash equivalents at beginning of period	577,238	766,602	766,602	294,838

Cash and cash equivalents at end of period	$724,982	$591,990	$577,238	$766,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,494	$2,681	$273,718	$34,804
Cash paid for income taxes	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$-	$3,469,985	$3,469,985	$-
Conversion of convertible notes payable into common shares	$-	$20,000	$1,775,825	$-
Issuance of stock options to officers to settle accrued payroll	$-	$-	$238,562	$-
Conversion of loans payable to convertible notes payable	$-	$200,000	$200,000	$-
Issuance of common shares and warrants to settle accrued interest	$-	$-	$70,654	$-
Issuance of stock options to officers to settle note payable	$-	$22,000	$22,000	$-
Liabilities assumed in recapitalization	$-	$21,206	$21,206	$-
Settlement of notes payable by disposal of property and equipment	$-	$15,151	$15,151	$-
Issuance of convertible notes payable to pay accounts payable	$-	$11,650	$11,650	$-
Conversion of convertible notes payable into Preferred Series B shares	$-	$-	$-	$350,000

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Note 1. Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management. On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc. On March 13, 2012, the Company was recapitalized in a reverse merger (See Note 12). All references to the Company or Aspen before March 13, 2012 are to Aspen University, Inc. (“Aspen University”).

On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Moreover, at the end of the 120-day period, the Company shall no longer be offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. Accordingly, the activities related to CLS (or the “Smart Home Integration Certificate” program) are treated as discontinued operations. As this component of the business was not sold, there was no gain or loss on the disposition of this component (see below “Discontinued Operations”).

On April 25, 2013, our Board of Directors approved a change in our fiscal year-end from December 31 to April 30, with the change to the calendar year reporting cycle beginning May 1, 2013. Consequently, we are filing a Transition Report on Form 10-KT for the four-month transition period ended April 30, 2013. References in this report to fiscal 2012 and 2011 indicate the calendar years ended December 31, 2012 and 2011, respectively. Financial information in these notes with respect to the four months ended April 30, 2012 is unaudited.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our degree-seeking students (as of April 30, 2013) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Merger with Education Growth Corporation

On May 19, 2011, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”) wherein the Company acquired Education Growth Corporation, Inc. (“EGC”), a privately-held corporation formed in Delaware on January 21, 2011. EGC merged with and into Aspen University Inc. and Aspen University Inc. was the surviving corporation.

The consideration with respect to the merger with EGC consisted of 3,200,000 shares of common stock of the Company. EGC was not an operating company and it did not meet the definition of a business for business combination accounting. EGC did possess intellectual property and, accordingly, the merger was accounted for as an asset acquisition. Since the stockholders of EGC acquired more than a 10% voting interest in the Company, the asset acquisition was accounted for in accordance with Staff Accounting Bulletin, Topic 5G, “Transfers of Nonmonetary Assets by Promoters or Shareholders”. Accordingly, the assets acquired in the merger have been recorded at the transferors’ historical cost basis determined under GAAP. The net purchase price, including acquisition costs paid, was allocated to assets acquired and liabilities assumed as follows:

Current assets (including cash of $3,200)	$3,200
Intangible assets	-
Liabilities assumed	-
Net purchase price	$3,200

Intangible assets acquired include a proprietary database of education-specific media publishers, a database of key words and performance metrics specific to the internet search channel of the education market, and a proprietary lead database processing architecture.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Discontinued Operations

As of March 31, 2013, the Company decided to discontinue business activities related to its “Certificate in Information Technology with a specialization in Smart Home Integration” program so that it may focus on growing its full-time, degree-seeking student programs, which have higher gross margins. On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Thus, as of August 3, 2013, the Company shall no longer be offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. The termination of the “Smart Home Integration Certificate” program qualifies as a discontinued operation and accordingly the Company has excluded results for this component from its continuing operations in the consolidated statements of operations for all periods presented. All relevant footnotes have been revised as applicable to conform to the discontinued operations presentation. The following table shows the results of the “Smart Home Integration Certificate” program component included in the income from discontinued operations:

	For the Four Months Ended		For the Year Ended
	April 30,		December 31,
	2013	2012	2012	2011
		(Unaudited)

Revenues	$140,732	$1,077,875	$2,332,283	$2,131,693

Costs and expenses:
Cost of revenues	126,659	929,362	2,026,928	1,674,127
General and administrative	126,000	-	169,045	-
Total costs and expenses	252,659	929,362	2,195,973	1,674,127

Income (loss) from discontinued operations, net of income taxes	$(111,927)	$148,513	$136,310	$457,566

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	April 30,	December 31,
	2013	2012	2011
Assets
Cash and cash equivalents	$-	$67,750	$-
Accounts receivable, net of allowance of $295,045, $169,045 and $0, respectively	113,822	322,026	632,135
Other current assets	-	3,438	-
Net assets from discontinued operations	$113,822	$393,214	$632,135

Liabilities
Accounts payable	$1,178	$1,178	$679,882
Accrued expenses	70,201	185,395	39,225
Deferred revenue	53,125	39,857	-
Net liabilities from discontinued operations	$124,504	$226,430	$719,107

Going Concern

The Company had a net loss allocable to common stockholders of $1,402,982 and negative cash flows from operations of $918,941 for the four months ended April 30, 2013 and net loss allocable to common stockholders of $6,048,113 and negative cash flows from operations of $4,522,710 for the year ended December 31, 2012. While management expects operating trends to improve over the course of calendar year 2013, the Company’s ability to continue as a going concern is contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. During 2012, the Company raised $5,778,000 in gross funding including: (i) $1,706,000 from the sale of convertible notes and warrants under the Laidlaw arrangement (See Note 9), (ii) $600,000 from the sale of convertible notes to the Company’s chief executive officer (the “CEO”) (See Notes 9 and 15), and (iii) $3,472,000 from Units (consisting of common stock and warrants) (See Note 12). Since the beginning of 2013, the Company has received an additional $1,041,540 in funding from the sale of Units (consisting of shares of common stock and warrants). (See Note 12.) Aspen Group is planning to conduct a future offering in Fall of 2013 to raise up to $7 million from the sale of equity securities with the goal of meeting part of the NASDAQ’s initial listing standards. These proceeds will be used to meet cash flow deficits and to accelerate the growth of the business.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of stock-based compensation, the valuation of net assets and liabilities from discontinued operations and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs.

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the reverse merger, and Aspen applied to DOE to reestablish its eligibility and certification to participate in the Title IV programs. However, in order to avoid significant disruption in disbursements of Title IV funds, the DOE may temporarily and provisionally certify an institution, like Aspen, that is seeking approval of a change in ownership under certain circumstances while the DOE reviews the institution’s application. In response to DOE requests, the Company pledged a $105,865 letter of credit to the DOE on March 27, 2012 and on August 31, 2012, the Company pledged an additional $158,800 to the letter of credit and extended the due date to December 31, 2013. The Company considers $265,173 (includes accrued interest of $508) and $264,992 (includes accrued interest of $327) as restricted cash (shown as a current asset as of April 30, 2013 and December 31, 2012, respectively) until such letter of credit expires. As of April 30, 2013, the account bears interest of 0.25%.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

All students are required to select both a primary and secondary payment option with respect to amounts due to the Company for tuition, fees and other expenses. The most common payment option for the Company’s students is personal funds or payment made on their behalf by an employer. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the Company’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the Company will have to return all or a portion of the funds to the DOE and the student will owe the Company all amounts incurred that are in excess of the amount of financial aid that the student earned and that the Company is entitled to retain. In this case, the Company must collect the receivable using the student’s second payment option.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. Tuition revenue is recognized pro-rata over the applicable period of instruction. The Company allows a student to make three monthly tuition payments during each 10-week class. The Company maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the Company’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the Company recognizes as revenue the tuition that was not refunded. Since the Company recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the Company’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students annual fees for library, technology and other services, which are recognized over the related service period. Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenues may be recognized as sales occur or services are performed.

Revenue Recognition and Deferred Revenue - Discontinued Operations

The Company enters into certain revenue sharing arrangements with consultants whereby the consultants will develop course content primarily for technology-related courses, recommend, but not select, faculty, lease equipment on behalf of the Company for instructional purposes for the on-site laboratory portion of distance learning courses and make introductions to corporate and government sponsoring organizations that provide students for the courses. The Company has evaluated ASC 605-45 "Principal Agent Considerations" and determined that there are more indicators than not that the Company is the primary obligor in the arrangements since the Company establishes the tuition, interfaces with the student or sponsoring organization, selects the faculty, is responsible for delivering the course, is responsible for issuing any degrees or certificates, and is responsible for collecting the tuition and fees. The gross tuition and fees are included in revenues while the revenue sharing payments are included in instructional costs and services, an operating expense. As a result of presenting this component as discontinued operations, the revenues are now included in income from discontinued operations, net of income taxes for all periods presented (See Note 1).

Cost of Revenues

Cost of revenues consists of two categories of cost, instructional costs and services, and marketing and promotional costs.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with purchasing leads, producing marketing materials, and advertising. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Advertising costs consists primarily of marketing leads and other branding and promotional activities. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

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

Reclassifications

For the four months ended April 30, 2013, the Company changed its presentation in the Statement of Operations to present a cost of revenues line item. Certain amounts in the 2012 and 2011 Consolidated Financial Statements have been reclassified to conform to this new presentation as follows:

	For the Year Ended December 31, 2012
	Reclassifications

	As Previously	Cost of	As
	Reported	Revenues	Reclassified

Expenses
Cost of revenues (exclusive of depreciation and and amortization shown separately below)	$-	$2,342,037	$2,342,037
Instructional costs and services	899,909	(899,909)	-
Marketing and promotional	1,442,128	(1,442,128)	-
General and administrative	5,235,282	-	5,235,282
Receivable collateral valuation reserve	502,315		502,315
Depreciation and amortization	397,923		397,923
Total costs and expenses	$8,477,557	$-	$8,477,557

	For the Year Ended December 31, 2011
	Reclassifications

	As Previously	Cost of	As
	Reported	Revenues	Reclassified

Expenses
Cost of revenues (exclusive of depreciation and and amortization shown separately below)	$-	$1,041,269	$1,041,269
Instructional costs and services	525,907	(525,907)	-
Marketing and promotional	515,362	(515,362)	-
General and administrative	3,593,956	-	3,593,956
Depreciation and amortization	264,082	-	264,082
Total costs and expenses	$4,899,307	$-	$4,899,307

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

Net Loss Per Share

Net loss per share of common stock is based on the weighted average number of shares outstanding during each year. Options to purchase 7,614,381 shares of common stock, warrants to purchase 9,090,292 shares of common stock, and $800,000 of convertible debt (convertible into 1,357,143 shares of common stock) were outstanding during the four months ended April 30, 2013, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. Options to purchase 6,972,967 shares of common stock, warrants to purchase 8,112,696 shares of common stock, and $800,000 of convertible debt (convertible into 1,357,143 shares of common stock) were outstanding during the year ended December 31, 2012, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. Warrants to purchase 456,000 shares of common stock were outstanding during the year ended December 31, 2011, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per shares of common stock when their effect is dilutive.

In addition to the above common stock equivalents, Aspen had outstanding preferred shares (Series A through E) that were contingently convertible into shares of common stock upon it becoming an SEC reporting company. There were an aggregate of 15,403,006 preferred shares contingently convertible into 13,677,274 shares of common stock for the years ended December 31, 2011 that could have been potentially dilutive in the future. As a result of its merger with Aspen Group, Inc., on March 13, 2012 (the SEC Reporting Date), all of the preferred shares were automatically converted into shares of common stock on that date (See Notes 11 and 12).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2013 and December 31, 2012 and 2011:

	April 30,	December 31,
	2013	2012	2011

Accounts receivable	$437,323	$275,206	$262,694
Less: Allowance for doubtful accounts	(72,535)	(35,535)	(47,595)
Accounts receivable, net	$364,788	$239,671	$215,099

Bad debt expense was $37,000, $32,955, $133,907 and $21,200 for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011, respectively.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Aspen Series C preferred shares (automatically converted to 654,850 shares of common stock on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and Aspen’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, Aspen’s CEO, pledged 117,943 shares of common stock of Aspen, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, Aspen deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 shares of common stock of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 shares of common stock of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 shares of common stock of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 shares of common stock of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 shares of common stock of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 shares of common stock of the Company without having enough authorized shares and a stockholder did not receive 11,000 shares of common stock of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. As of April 30, 2013 and December 31, 2012 and 2011, the balance of the account receivable, net of allowance, was $270,478, $270,478 and $772,793, respectively and is shown as accounts receivable, secured – related party, net (See Notes 12 and 15).

Note 5. Property and Equipment

Property and equipment consisted of the following at April 30, 2013 and December 31, 2012 and 2011:

	April 30,	December 31,
	2013	2012	2011
Call center equipment	$121,313	$121,313	$121,313
Computer and office equipment	61,036	45,718	38,577
Furniture and fixtures	32,914	11,336	-
Library (online)	100,000	100,000	100,000
Software	1,518,142	1,388,824	927,455
Vehicle	-	-	39,736
	1,833,405	1,667,191	1,227,081
Accumulated depreciation and amortization	(569,665)	(455,871)	(229,972)
Property and equipment, net	$1,263,740	$1,211,320	$997,109

Depreciation and amortization expense for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011 was $113,794, $73,718, $256,363 and $85,662, respectively. Accumulated depreciation amounted to $569,665, $455,871 and $229,972 as of April 30, 2013, December 31, 2012 and 2011, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Amortization expense for software, included in the above amounts, for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011 was $99,855, $64,192, $226,454 and $60,290, respectively. Software consisted of the following at April 30, 2013, December 31, 2012 and 2011:

	April 30,	December 31,
	2013	2012	2011
Software	$1,518,142	$1,388,824	$927,455
Accumulated amortization	(386,599)	(286,744)	(60,290)
Software, net	$1,131,543	$1,102,080	$867,165

Estimated future amortization expense of software as of April 30, 2013, is as follows:

Year Ending April 30,
2014	$303,629
2015	303,629
2016	302,782
2017	180,050
2018	41,453
Total	$1,131,543

Note 6. Courseware

Courseware costs capitalized were $25,300 and $54,090 for the years ended December 31, 2012 and 2011, respectively. No courseware costs were capitalized for the fours month ended April 30, 2013.

Courseware consisted of the following at April 30, 2013, December 31, 2012 and 2011:

	April 30,	December 31,
	2013	2012	2011
Courseware	$2,097,538	$2,097,538	$2,072,238
Accumulated amortization	(1,889,443)	(1,843,967)	(1,702,407)
Courseware, net	$208,095	$253,571	$369,831

Amortization expense of courseware for the four months ended April 30, 2013 and 2012 (unaudited) and for the years ended December 31, 2012 and 2011 was $45,476, $48,094, $141,560 and $178,420, respectively.

Estimated future amortization expense of course curricula as of April 30, 2013 is as follows:

Year Ending April 30,
2014	$105,246
2015	65,017
2016	27,730
2017	9,095
2018	1,007
Total	$208,095

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2013, December 31, 2012 and December 31, 2011:

	April 30,	December 31,
	2013	2012	2011

Accrued compensation	$44,692	$50,923	$33,930
Accrued settlement payable	-	-	40,000
Other accrued expenses	83,877	24,989	54,373
Accrued expenses	$128,569	$75,912	$128,303

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

Note 8. Loans Payable

During 2009, the Company received advances aggregating $200,000 from three individuals. From the date the funds were received through the date the loans were converted into convertible promissory notes payable, the loans were non-interest bearing demand loans and, therefore, no interest expense was recognized or due. As of December 31, 2011, the entire balance of the loans payable is included in long-term liabilities as the Company, in February 2012, has converted the loans into long-term convertible notes payable (See Note 9).

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

During April 2012, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand. On November 21, 2012, the director forgave the $22,000 balance due from Aspen in exchange for 62,857 five-year vested non-Plan stock options of the Company exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options (See Notes 12, 15 and 16).

Convertible Notes Payable

On March 6, 2011, Aspen authorized the issuance of up to $350,000 of convertible notes that were convertible into Series B preferred shares at $0.95 per share, bearing interest of 6% per annum. The notes were convertible beginning after the closing of the EGC Merger (See Note 1). As of May 13, 2011, the Aspen had received an aggregate of $328,000 (of which $73,000 was received from related parties) from the sale of convertible notes. Aspen evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record. In addition, Aspen issued an aggregate of $22,000 (of which $16,000 was to related parties) of convertible notes for services rendered. In May 2011, $350,000 of the convertible notes were converted into Aspen 368,411 Series B preferred shares (See Notes 12 and 15).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

As part of the recapitalization that occurred on March 13, 2012, the Company assumed from the public entity an aggregate of $20,000 of convertible notes bearing interest at 10% per annum. Each note holder had the right to convert all or a portion of the principal amount of the note into shares of the Company’s common stock at the conversion price of the next equity offering of the Company. The notes meet the criteria of stock settled debt under ASC 480, “Distinguishing Liabilities from Equity”, and accordingly were presented at their fixed monetary amount of $20,000. The convertible notes were past due as of the date of assumption and, accordingly, the Company was in default. In April 2012, the convertible notes payable of $20,000 were converted into 20,000 shares of common stock of the Company and, accordingly, the default was cured (See Note 12).

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to three individuals, of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into shares of common stock of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue dates. These loans (now convertible promissory notes) are due February of 2014 and, have been included in short-term liabilities as of April 30, 2013 (See Note 8).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into shares of common stock of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 15).

On February 29, 2012 (the "Effective Date"), the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities following the reverse merger. Each Unit in the Phase One financing consisted of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's shares of common stock at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's shares of common stock equal to 25% of the number of shares issuable upon conversion of the Convertible Notes. As of June 30, 2012, the Company, without the assistance of any broker-dealer, raised $150,000 from the sale of 3.0 Units. Laidlaw raised $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including Convertible Notes payable and an estimated 389,000 warrants). Mandatory conversion was to occur on the initial closing of the Phase Two financing, which occurred September 28, 2012. The Convertible Notes (as extended) had a maturity date of September 30, 2012, carried provisions for price protection and contained registration rights. For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units. Separately, Laidlaw required an activation fee of $25,000. The Phase Two financing consisted of Units offered at $0.35 per Unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share. The Convertible Notes embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of proceeds received on September 28, 2012 in the Phase Two financing, all of the $1,706,000 (face value) of Convertible Notes were automatically converted into 5,130,795 shares of common stock at the contractual rate of $0.3325 per share. Moreover, the warrants issuable upon conversion of the Convertible Notes became fixed and determinable and caused to be outstanding 1,282,674 warrants (includes an additional 856,174 warrants due to price protection provisions) to acquire shares of common stock at $0.3325 per share. In addition, 202,334 shares of common stock and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes. Accordingly, a loss of $3,339 was recognized in general and administrative expenses upon settlement (See Note 12).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

On May 1, 2012, the Company issued a Convertible Note payable to a consultant in the amount of $49,825 in exchange for past services rendered, of which $38,175 pertains to the nine months ended September 30, 2012. The Note bore interest at 0.19% per annum, had a maturity date of September 30, 2012, and was convertible into the Company’s shares of common stock at the lower (a) $1.00 or (b) the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note. The Convertible Note embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of the private placement closing on September 28, 2012, the $49,825 (face value) convertible note was automatically converted into 142,357 shares of common stock at the contractual rate of $0.35 per share. In addition, 112 shares of common stock were issued to settle $39 of accrued interest on the aforementioned Convertible Note. No gain or loss was recognized upon settlement (See Note 12).

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 15).

As of April 30, 2013, the aggregate amount of convertible notes payable outstanding was $800,000, of which $200,000 is included in current liabilities and $600,000 is included in long-term liabilities. As of April 30, 2013, the convertible notes embedded conversion options were still not accounted for as bifurcated derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market.

Notes payable consisted of the following at April 30, 2013, December 31, 2012 and 2011:

	April 30,	December 31,
	2013	2012	2011
Note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5% [A]	$300,000	$300,000	$-

Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19% [A]	300,000	300,000	-

Note payable - originating February 25, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 25, 2014	100,000	100,000	-

Note payable - originating February 27, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 27, 2014	50,000	50,000	-

Note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000	-

Note payable for vehicle, 72 monthly payments of $618; interest at 8.4% through March 2014	-	-	15,151
Total	800,000	800,000	15,151
Less: Current maturities (notes payable)	-	-	(6,383)
Less: Current maturities (convertible notes payable)	(200,000)	-	-
Subtotal	600,000	800,000	8,768
Less: amount due after one year for notes payable	-	-	(8,768)
Amount due after one year for convertible notes payable	$600,000	$800,000	$-

———————

[A] - effective September 4, 2012, note amended to provide a maturity date of August 31, 2013. Effective December 17, 2012, note further amended to provide a maturity date of August 31, 2014.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Future maturities of notes payable as of April 30, 2013 are as follows:

Year Ending April 30,
2014	$200,000
2015	600,000
$800,000

Note 10. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at April 30, 2013). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of April 30, 2013 was $250,000. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at April 30, 2013 was $0.

Operating Leases

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis with monthly rent payments of $4,300 per month.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2013:

Year Ending April 30,
2014	$141,051
2015	144,332
2016	72,427
2017	-
Total minimum payments required	$357,810

Rent expense was $64,724, $44,828 (unaudited), $140,783 and $114,511 for the four months ended April 30, 2013 and 2012 and for the years ended December 31, 2012 and 2011, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which were performance-based in nature. As of April 30, 2013, the Company had entered into five employment agreements whereby the Company was obligated to pay an annual performance bonus ranging from 50% to 100% of the employee’s base salary based upon the achievement of pre-established milestones. Such annual bonuses are to be paid one-half in cash and the remainder in shares of common stock of the Company. As of April 30, 2013, no performance bonuses have been earned.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2013, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

Unauthorized Borrowings

During 2005 through 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President. The amount of unauthorized borrowings during the year ended December 31, 2011 was $14,876, which has been expensed as a loss due to unauthorized borrowing, a non-operating item (See Note 15). Mr. Spada and HEMG have denied taking any advances (See “Legal Matters” above).

Letter of Credit

The Company maintains a letter of credit under a DOE requirement (See Note 2 “Restricted Cash”).

Note 11. Temporary Equity

During 2011, Aspen sold an aggregate of 850,395 Series A preferred shares in exchange for cash proceeds of $809,900 (of which $230,000 was received from then related parties). The Series A shares had the following features: (i) equal voting rights as the shares of common stock; (ii) automatically convert to shares of common stock at the time Aspen is required to file Forms 10-Q and 10-K with the SEC (the “SEC Reporting Date”); (iii) a conversion ratio of 1 share of common stock for each share of Series A; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio; (vi) 5% cumulative accruing dividends whether or not declared (payable only upon redemption per vii); and (vii) shall be redeemed by Aspen if: (a) Michael Mathews is no longer the CEO, or (b) the SEC Reporting Date does not occur on or before January 31, 2012 (on February 29, 2012, this was extended to March 15, 2012), but (c) only to the extent Aspen has EBITDA. During the year ended December 31, 2011, cumulative dividend on the Series A preferred shares amounted to $34,500 (See Note 15).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

During 2011, Aspen sold an aggregate of 1,176,750 Series D preferred shares and a warrant to purchase 400,000 Series D shares in exchange for cash proceeds of $1,109,268, net of offering costs of $67,482. The warrants are exercisable at $1.00 per share for five years beginning June 28, 2011 and, after the SEC Reporting Date, are exercisable into shares of common stock of Aspen. The Series D shares have the same features as the Series A shares (see above) except for 550,000 of the Series D shares for which the price protection is for a period of 36 months following the SEC Reporting Date. During the year ended December 31, 2011, cumulative dividend on the Series D preferred shares amounted to $30,632.

During 2011, Aspen sold an aggregate of 1,700,000 Series E preferred shares in exchange for cash proceeds of $1,550,817, net of offering costs of $149,183 and a warrant to purchase 56,000 Series E shares. The warrants are exercisable at $1.00 per share for five years beginning September 28, 2011 and, after the SEC Reporting Date, are exercisable into shares of common stock of Aspen. The Series E shares had the same features as the Series A shares (see above) except item (v) the price protection is for a period of 36 months following the SEC Reporting Date. During the year ended December 31, 2011, cumulative dividend on the Series E preferred shares amounted to $22,194.

On October 28, 2011, Aspen filed a First Amendment to the second amended and restated certificate of incorporation whereby a liquidation preference equal to the original issue price ($1.00) was added to both the Series D and Series E shares. In addition, the liquidation preferences of the Series D shares became pari passu with the liquidation preferences of the Series E shares and the liquidation preferences of both the Series D and Series E shares became senior to the liquidation preferences of the Series C shares. On January 23, 2012, Aspen filed a Second Amendment to the second amended and restated certificate of incorporation whereby the Series A, Series D and Series E preferred shares shall be redeemed if the SEC Reporting Date does not occur on or before February 29, 2012. On February 29, 2012, Aspen filed a Third Amendment to the second amended and restated certificate of incorporation whereby the Series A, Series D and Series E preferred shares shall be redeemed if the SEC Reporting Date does not occur on or before March 15, 2012. The SEC Reporting Date occurred on March 13, 2012.

Prior to their conversion to shares of common stock on March 13, 2012, the Series A, Series D and Series E preferred shares were classified as temporary equity. During 2012 through March 13, 2012, the preferred shares accumulated additional dividends of $37,379 and as of March 13, 2012, total cumulative preferred dividends were $124,705. On March 13, 2012, all preferred shares were automatically converted into shares of common stock and, based on the terms of the preferred shares, none of the cumulative dividends shall ever be paid (See Note 12).

Note 12. Stockholders’ Equity (Deficiency)

Stock Dividends and Reverse Split

On May 17, 2011, Aspen declared a stock dividend of 1.1 new shares of common stock of the Company for each share presently held as of the close of business on May 20, 2011. All references to the Company’s outstanding shares, warrants and per share information have been retroactively adjusted to give effect to the stock dividend.

On February 23, 2012, Aspen approved a stock dividend of one new share of Aspen for each share presently held. Following the stock dividend, Aspen approved a one-for-two reverse stock split as of the close of business on February 24, 2012 in which each two shares of common stock shall be combined into one share of common stock. This was done in order to reduce the conversion ratio of the Aspen convertible preferred stock for all Series to 1 for 1 except for Series C, which then had a conversion ratio of 0.8473809.

Authorized and Designated Shares

On May 17, 2011, Aspen amended its certificate of incorporation whereby the total number of authorized shares was increased from 10,000,000 shares to: (i) 60,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 20,000,000 shares of preferred stock having a par value of $0.001 per share.

On May 17, 2011, Aspen designated 850,500 Series A preferred shares, 368,421 Series B preferred shares, 11,411,400 Series C preferred shares, and 3,700,000 Series D preferred shares.

On September 9, 2011, Aspen filed its second amended certificate of incorporation whereby Aspen designated 2,000,000 Series E preferred shares.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Preferred Stock

In May 2011, $350,000 of Aspen convertible notes were converted into 368,411 Series B preferred shares (See Notes 9 and 15). The Series B shares had the following features: (i) equal voting rights as the shares of common stock; (ii) automatically convert to shares of common stock at the time the Company is required to file Forms 10-Q and 10-K with the SEC Reporting Date; (iii) a conversion ratio of 1 share of common stock for each share of Series B; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; and (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio.

On May 20, 2011, as part of a post-closing transaction of the merger with EGC, Aspen‘s largest stockholder exchanged all 11,307,450 shares of common stock owned into 11,307,450 Series C shares. The Series C shares had the following features: (i) equal voting rights as the shares of common stock; (ii) automatically convert to shares of common stock at the time the Company is required to file Forms 10-Q and 10-K with the SEC Reporting Date; (iii) a conversion ratio of 0.8473809 shares of common for each share of Series C; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) exclusion from the two-for-one stock split effectuated immediately prior to the SEC Reporting Date (See Note 15); and (vi) a liquidation preference of $0.001 per share.

On March 13, 2012, all preferred shares were automatically converted into shares of common stock and, based on the terms of the preferred shares (See below).

Common Stock

On May 11, 2011, pursuant to a rescission offer, Aspen repurchased an aggregate of 170,100 shares of common stock and returned to investors an aggregate of $165,000 as a result of Blue Sky violations. The treasury shares were subsequently retired.

On May 19, 2011, Aspen issued 3,200,000 shares of common stock of Aspen in order to acquire all of the outstanding shares of EGC as part of a merger (See Note 1).

On May 20, 2011, as part of a post-closing transaction of the merger with EGC and a settlement with a certain group of investors, Aspen repurchased an aggregate of 850,500 shares of common stock and returned to investors an aggregate of $740,000. The treasury shares were subsequently retired.

On December 28, 2011, the Company repurchased an aggregate of 34,020 shares of common stock and returned to investors an aggregate of $21,200. The treasury shares were subsequently retired.

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 shares of common stock of Aspen Group, Inc. (See Note 11).

Pursuant to the recapitalization discussed below, the Company is deemed to have issued 9,760,000 shares of common stock to the original stockholders of the publicly-held entity.

In April 2012, the Company issued 20,000 shares of common stock upon the conversion of $20,000 of convertible notes payable (See Note 9).

On September 28, 2012, the Company raised $2,494,899 (net of offering costs of $262,101) from the sale of 78.77 Units (including 7,877,144 shares of common stock and 3,938,570 five-year warrants exercisable at $0.50 per share) through Laidlaw. Of the amount raised, $212,000 or 605,716 shares of common stock were from directors of the Company. Also, on September 28, 2012, as a result of this financing, all of the $1,706,000 (face value) of Convertible Notes from the Phase One financing automatically converted into 5,130,795 shares of common stock at the contractual rate of $0.3325 per share. In addition, 202,334 shares of common stock and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes. Accordingly, a loss of $3,339 was recognized upon settlement (See Note 9).

On September 28, 2012, as a result of the aforementioned financing, a $49,825 (face value) Convertible Note was automatically converted into 142,357 shares of common stock at the contractual rate of $0.35 per share. In addition, 112 shares of common stock were issued to settle $39 of accrued interest on the aforementioned convertible note. No gain or loss was recognized upon settlement (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

On September 28, 2012, as a result of the initial closing of the Phase Two financing, 4,516,917 shares of common stock and warrants to purchase 915,429 shares of common stock at $0.3325 per share were issued to the former owners of Aspen Series D and Series E shares under the price protection provision. This resulted in an increase in stock of common stock of $4,517 with a corresponding decrease in additional paid-in capital. 550,000 of the former Series D shares and all 1,700,000 of the former Series E shares continue to have price protection through March 13, 2015.

On October 1, 2012, the Company purchased 264,000 shares of common stock for $132,000, from the Company's former chairman (see Notes 4 and 15). On November 13, 2012, these shares were retired.

On December 7, 2012, the Company purchased 200,000 shares of common stock for $70,000, from the Company's former chairman. The shares are being held as treasury shares.

On October 1, 2012, the Company retained two investor relations firms agreeing to pay one firm $50,000 a year for two years and issuing it 200,000 shares of common stock , having a fair value of $70,000 based on recent sales of common stock. The second firm was retained for one year with a fee of $5,000 per month. The second firm also received 100,000 shares of common stock and 100,000 five-year warrants exercisable at $0.60 per share, having a fair value of $43,000 based on recent sale of Units.

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

As of December 31, 2012, the Company raised $530,337 (net of offering costs of $184,663 and five-year warrants to purchase: (i) 100,000 shares of common stock at $0.35 per share and (ii) 98,000 shares of common stock at $0.50 per share.) from the sale of 20.43 Units (including 2,042,856 shares of common stock and 1,021,432 warrants) under the offering.

During the period from February 13, 2013 through March 1, 2013, the Company raised $519,370 (net of offering costs of $45,630) from the sale of 16.14 Units (including 1,614,286 shares of common stock and 807,143 five-year warrants exercisable at $0.50 per share) on its own behalf without the use of a broker. The warrants have cashless exercise provisions. On March 14, 2013, and based on the Company having increased the remainder of the Offering by $20,000, the Company entered into an exclusive engagement with Laidlaw & Company (UK) Ltd. under which Laidlaw agreed to use its best effort to sell up to $770,000 of Units with the same terms as the Units the Company sold in 2012 and 2013 to date. Laidlaw received cash commissions of 10% based on the number of Units sold and five-year warrants equal to 10% of the securities sold exercisable at $0.50 per share.

On April 18, 2013, the Company raised $522,170 (net of offering costs of $78,158 and five-year warrants to purchase 169,021 shares of common stock at $0.50 per share) from the sale of 17.15 Units (comprised of 1,715,217 shares of common stock and 857,609 five-year warrants exercisable at $0.50 per share). All of the Units were sold with the assistance of Laidlaw except $8,750, which the Company raised on its own behalf and was not subject to a commission. Cash commissions of $59,158 and five-year warrants to purchase 169,021 shares of common stock at $0.50 per share are due to Laidlaw as offering fees. The Laidlaw engagement terminated after these transactions.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Recapitalization

On March 13, 2012 (the “recapitalization date”), Aspen University was acquired by Aspen Group, Inc., an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Aspen University (the “Recapitalization” or the “Reverse Merger”). The common and preferred stockholders of the Company received 25,515,204 shares of common stock of Aspen Group, Inc. in exchange for 100% of the capital stock of Aspen University Inc. For accounting purposes, Aspen University Inc. is the acquirer and Aspen Group, Inc. is the acquired company because the stockholders of Aspen University Inc. acquired both voting and management control of the combined entity. The Company is deemed to have issued 9,760,000 shares of common stock to the original stockholders of the publicly-held entity. Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Aspen University Inc. and the operations since the recapitalization date are those of Aspen University Inc. and Aspen Group, Inc. The assets and liabilities of both companies are combined at historical cost on the recapitalization date. As a result of the recapitalization and conversion of all Company preferred shares into shares of common stock of the public entity, all redemption and dividend rights of preferred shares were terminated. As a result of the recapitalization, the Company now has 120,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share authorized. The assets acquired and liabilities assumed from the publicly-held company were as follows:

Cash and cash equivalents	$337
Liabilities assumed	(21,206)
Net	$(20,869)

Stock Warrants

On September 28, 2012, as a result of the initial closing of the Phase Two financing, (i) warrants to purchase 915,429 shares of common stock at $0.3325 per share were issued to the former owners of Aspen Series D and Series E shares under full-ratchet price protection provisions and (ii) the exercise price of the original 456,000 warrants held by the former owners of Series D and Series E shares changed from $1.00 per share to $0.3325 per share. In addition, the exercise price of 426,500 warrants held by the former holders of Convertible Notes (sold during March through June of 2012 with the assistance of Laidlaw) changed from $1.00 per share to $0.3325 per share under price protection provisions. As the aforementioned issuances and changes in exercise price of warrants stemmed from price protection provisions in the original contracts, no expense was recognized.

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

During the 4 months ended April 30, 2013, the Company issued 1,833,770 warrants exercisable at $0.50 per share. (See “Common Stock” above)

All other outstanding warrants issued by the Company to date have been related to capital raises. Accordingly, the Company has not recognized any additional stock-based compensation for other warrants issued during the years presented. A summary of the Company’s warrant activity during the four months ended April 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	7,256,522	$0.45
Granted	1,833,770	0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance Outstanding, April 30, 2013	9,090,292	$0.46	4.4	$32,349

Exercisable, April 30, 2013	9,090,292	$0.46	4.4	$32,349

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through April 30, 2013 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012, to 8,000,000 effective January 16, 2013, and to 9,300,000 effective May 2013) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of December 31, 2012, no shares were remaining under the Plan for future issuance (See Note 16).

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

Prior to 2011, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand. On November 21, 2012, the director forgave the $22,000 balance due from Aspen in exchange for 62,857 five-year vested non-Plan stock options exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options (See Notes 9, 15 and 16).

On December 17, 2012, the Company repriced 1,705,000 stock options from having an exercise price of $1.00 per share to $0.35 per share. Accordingly, the incremental increase in the fair value due to the repricing is being recognized over the remaining service period of the stock options.

During the four months ended April 30, 2013, the Company granted to employees 658,914 stock options, all of which were under the Plan, having an exercise price of $0.35 per share. The options vest pro rata over three to four years on each anniversary date; all options expire five years from the grant date. The total fair value of stock options granted to employees during the four months ended April 30, 2013 was $79,070, which is being recognized over the respective vesting periods.

During the year ended December 31, 2012, including the aforementioned stock option issuances in this section, the Company granted to employees 6,777,967 stock options, net of cancellations (including repriced stock options), all of which were under the Plan, having an exercise price of $0.35 per share. While most of the options vest pro rata over three to four years on each anniversary date, 910,214 vested immediately; all options expire five years from the grant date. The total fair value of stock options granted to employees during the four months ended April 30, 2013 and for the year ended December 31, 2012 was $79,070 and $1,747,007, respectively. In connection with employee stock options, the Company recorded compensation expense of $153,818, $81,605 and $252,057 for the four months ended April 30, 2013 and 2012 and for the year ended December 31, 2012, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the four months ended April 30, 2013 and during the years ended December 31, 2012 and 2011:

	April 30,	December 31,
Assumptions	2013	2012	2011
Expected life (years)	3.5 - 3.75	2.5 - 3.8	N/A
Expected volatility	46.3%- 46.5%	44.2% - 50.9%	N/A
Weighted-average volatility	46.5%	49.0%	N/A
Risk-free interest rate	.36%-.44%	0.31% - 0.60%	N/A
Dividend yield	0.00%	0.00%	N/A
Expected forfeiture rate	3.9%	1.7%	N/A

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

A summary of the Company’s stock option activity for employees and directors during the four months ended April 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	6,777,967	$0.35
Granted	658,914	$0.35
Exercised	-
Forfeited	(92,500)	$0.35
Expired	-
Balance Outstanding, April 30, 2013	7,344,381	$0.35	4.4	$-

Exercisable, April 30, 2013	2,056,998	$0.35	4.4	$-

The weighted-average grant-date fair value of options granted to employees during the four months ended April 30, 2013 was $0.12.

As of April 30, 2013, there was $911,782 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

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

The total fair value of 75,000 stock options granted to a faculty member during the four months ended April 30, 2013 was $9,000, which will be recognized over 3 years as this contract employee provides services to Aspen.

The Company recorded compensation expense of $244 for the four months ended April 30, 2013 in connection with this particular non-employee grant. The Company recorded compensation expense of $95,600 for the year ended December 31, 2012, in connection with non-employee stock options. The total fair value of stock options granted to non-employees during the year ended December 31, 2012 was $95,600, all of which was recognized immediately as these stock options were issued for prior services rendered.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the four month ended April 30, 2013 and for the years ended December 31, 2012 and 2011:

	April 30,	December 31,
Assumptions	2013	2012	2011
Expected life (years)	4	2.7 - 5.0	N/A
Expected volatility	46.5%	44.2% - 50.0%	N/A
Weighted-average volatility	46.5%	47.4%	N/A
Risk-free interest rate	.38%	0.37% - 0.60%	N/A
Dividend yield	0.00%	0.00%	N/A

A summary of the Company's stock option activity for non-employees during the four months ended April 30, 2013 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2012	195,000	$0.35
Granted	75,000	$0.35
Exercised	-
Forfeited
Expired	-
Balance Outstanding, April 30, 2013	270,000	$0.35	4.0	$-

Exercisable, April 30, 2013	-	N/A	N/A	N/A

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

Note 13. Income Taxes

The components of income tax expense (benefit) are as follows:

For the
	Four Months	For the
	Ended	Year Ended
	April 30,	December 31,
	2013	2012	2011
Current:
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total Income tax expense (benefit)	$-	$-	$-

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,	December 31,
	2013	2012	2011
Deferred tax assets:
Net operating loss	$4,256,530	$3,649,651	$2,064,725
Allowance for doubtful accounts	23,948	261,946	17,637
Intangible assets	238,259	118,740	-
Deferred rent	11,809	7,883	9,473
Stock-based compensation	185,916	128,827	-
Contributions carryforward	93	93	-
Total deferred tax assets	4,716,555	4,167,140	2,091,835

Deferred tax liabilities:
Intangible assets	-	-	(148,345)
Property and equipment	(31,714)	(630)	(805)
Total deferred tax liabilities	(31,714)	(630)	(149,150)

Deferred tax assets, net	4,684,841	4,166,510	1,942,685

Valuation allowance:
Beginning of year	(4,166,510)	(1,942,685)	(1,152,977)
(Increase) during period	(518,331)	(2,223,825)	(789,708)
Ending balance	(4,684,841)	(4,166,510)	(1,942,685)

Net deferred tax asset	$-	$-	$-

Presentation in the financial statements:

	For the Four Months Ended	For the Year Ended
	April 30,	December 31,
	2013	2012	2011
Deferred taxes, current portion	$-	$-	$-
Deferred taxes, net of current portion	-	-	-
Net deferred tax assets	$-	$-	$-

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance in 2013, 2012 and 2011 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the four months ended April 30, 2013 and the years ended December 31, 2012 and 2011 was an increase of $518,331, $2,223,825 and $789,708, respectively.

At April 30, 2013, the Company had $11,486,812 of net operating loss carryforwards which will expire from 2029 to 2033. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2013, tax years 2004 and 2008 through 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	For the Four Months Ended	For the Year Ended
	April 30,	December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1	3.1	3.1
Other	(0.1)	(0.1)	(0.1)
Change in valuation allowance	(37.0)	(37.0)	(37.0)
Effective income tax rate	0.0%	0.0%	0.0%

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through April 30, 2013. On January 1, 2013, the aforementioned additional federal insurance provision expired and accordingly, the standard insurance amount of $250,000 per depositor, per bank, became effective. Had this provision expired by December 31, 2012, cash amounts in excess of FDIC limits would have been approximately $583,000. As of April 30, 2013 the company’s bank balances exceed FDIC insurance by approximately $592,000.

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

On December 14, 2011, Aspen loaned $150,000 to an Aspen officer in exchange for a promissory note bearing 3% per annum. As collateral, the note was secured by 500,000 shares of Aspen’s common stock owned personally by the officer. The note along with accrued interest was due and payable on September 14, 2012. During the year ended December 31, 2011, interest income of $210 was recognized on the note receivable and is included in other current assets. As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term. During the year ended December 31, 2012, interest income of $594 was recognized on the note receivable. On February 16, 2012, the note receivable from an officer was repaid along with accrued interest (See Note 4).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

On March 30, 2008 and December 1, 2008, Aspen sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of Aspen whose president is Mr. Patrick Spada, the former Chairman of Aspen, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Aspen Series C preferred shares (automatically converted to 654,850 shares of common stock on March 13, 2012) as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and Aspen’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, Aspen’s CEO, pledged 117,943 shares of common stock of Aspen, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, Aspen deemed the receivables stemming from the sale of courseware curricula to be in default.

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, and (iii) Mr. Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 shares of common stock of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 shares of common stock of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 shares of common stock of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Spada of up to 500,000 shares of common stock of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 shares of common stock of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 shares of common stock of the Company without having enough authorized shares and a stockholder did not receive 11,000 shares of common stock of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per Unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. As of December 31, 2012 and 2011, the balance of the account receivable, net of allowance, was $270,478 and $772,793 and is shown as accounts receivable, secured – related party, net (See Notes 4 and 12). At April 30, 2013, $270,478 remained due.

In June 2009, Aspen borrowed an aggregate of $45,000 from an individual, who was an officer of Aspen at that time, in exchange for notes payable bearing interest at 18% per annum. The notes were due in October 2009 and became demand notes at that time. During the year ended December 31, 2011, interest expense of $2,393 was recognized on the notes. During the year ended December 31, 2011, the remaining principal balance of $25,000 due on the notes payable was repaid and no further amount is due (See Note 9).

Prior to 2011, Aspen received $22,000 from a director of Aspen in exchange for a note payable bearing interest of 10%, due on demand. On November 21, 2012, the director forgave the $22,000 balance due from Aspen in exchange for 62,857 five-year vested non-Plan stock options of the Company exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options (See Notes 9, 12 and 16).

On March 6, 2011, Aspen authorized the issuance of up to $350,000 of convertible notes that were convertible into Series B preferred shares at $0.95 per share, bearing interest of 6% per annum. The notes were convertible beginning after the closing of the EGC Merger (See Note 1). As of May 13, 2011, Aspen had received an aggregate of $328,000 (of which $73,000 was received from related parties) from the sale of convertible notes. Aspen evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record. In addition, Aspen issued an aggregate of $22,000 (of which $16,000 was to related parties) of convertible notes for services rendered. In May 2011, $350,000 of the convertible notes were converted into 368,411 Series B preferred shares (See Notes 9 and 12).

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into shares of common stock of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014 (See Note 9).

During 2005 through 2011, Aspen advanced funds without board authority to both Patrick Spada (former Chairman of Aspen) and HEMG, of which Patrick Spada is President. The amount of unauthorized borrowings during the year ended December 31, 2011 was $14,876, which has been expensed as loss due to unauthorized borrowing, a non-operating item (See Note 10). HEMG and Mr. Spada have denied receiving advances.

On September 16, 2011, Aspen entered into a two-year consulting agreement with Mr. Spada the former Chairman of Aspen in which Aspen was obligated to pay $11,667 per month. On September 28, 2011, Aspen prepaid 13 months of the consulting agreement, or $151,667, which was then amortized until December 31, 2011, at which time the consulting agreement was terminated and the remaining unamortized prepaid expense was recognized immediately as consulting expense. No additional amounts are due under the consulting agreement (See Note 10).

During 2011, Aspen sold an aggregate of 850,395 Series A preferred shares in exchange for cash proceeds of $809,900 (of which $230,000 was received from then related parties). The Series A shares had the following features: (i) equal voting rights as the shares of common stock; (ii) automatically convert to shares of common stock at the time of the SEC Reporting Date; (iii) a conversion ratio of 1 share of common for each share of Series A; (iv) until the SEC Reporting Date, transfer restricted to permitted transfers; (v) until the SEC Reporting Date, price protection should any common stock or equivalents be issued with a lower conversion ratio; (vi) 5% cumulative accruing dividends whether or not declared (payable only upon redemption per vii); and (vii) shall be redeemed by Aspen if: (a) Michael Mathews is no longer the CEO, or (b) the SEC Reporting Date does not occur on or before January 31, 2012 (on February 29, 2012, this was extended to March 15, 2012), but (c) only to the extent the Company has EBITDA. During the year ended December 31, 2011, cumulative dividend on the Series A preferred shares amounted to $34,500 (See Note 11).

Note 16. Subsequent Events

On May 14, 2013, in connection with his appointment as Executive Vice President, Corporate Development, the Company issued Mr. David Garrity 200,000 five year stock options, exercisable at $0.35 per share and vesting in two equal annual increments with the first vesting date being June 16, 2014, subject to Mr. Garrity providing services as an employee or as a consultant under a consulting agreement on each applicable vesting date. The options were valued at a fair value of $24,000. The cost associated will be recognized over 2 years as compensation expense. These options were valued using the Black-Sholes option pricing model and the assumptions are the same ones as disclosed in Note 12.

On June 1, 2013, the Company entered into an Addendum to Employment Agreement with David Garrity, reducing his salary to $100,000 per year and amending the severance terms so that Mr. Garrity is guaranteed at least $125,000 unless he terminates his employment, becomes disabled or dies, in which case the Company shall not owe any severance. Should the Company terminate the Employment Agreement after Mr. Garrity has received $125,000, the Company shall pay Mr. Garrity $50,000.

On May 14, 2013, in connection with the approval of his Employment Agreement, the Company issued Mr. Michael Matte 500,000 five-year stock options, exercisable at $0.35 per share which shall vest in three equal increments on April 30, 2014, 2015 and 2016, subject to continued service as an employee on each applicable vesting date. The Company also issued Mr. Matte 791,211 five-year stock options, exercisable at $0.35 per share valued at $154,945 which shall vest in seven equal monthly increments on the last calendar day of each month with the first vesting date being June 30, 2013, subject to continued service as an employee on each applicable vesting date. These options were valued using the Black-Sholes option pricing model and the assumptions are the same ones as disclosed in Note 12.

On May 16, 2013, the Company entered into a three year Employment Agreement with Michael Matte to serve as its Chief Financial Officer. In accordance with the Employment Agreement, from May 16, 2013 until December 31, 2013, Mr. Matte will be paid a base salary at a rate of $100,000 per year and thereafter will be paid $250,000 per year.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 and DECEMBER 31, 2012 AND 2011

On May 16, 2013, the Company entered into a new three year Employment Agreement with Michael Mathews. In accordance with the Employment Agreement, Mr. Mathews will receive a base salary of $250,000 per year; however, his base salary will be $100,000 per year until the Compensation Committee determines that the Company’s cash position permits an increase to $250,000 a year. In contrast to his old Employment Agreement, the new Employment Agreement does not include any guaranteed annual bonus.

Effective July 29, 2013, the Company entered into a new three year Employment Agreement with the President of Aspen University.  In accordance with the Employment Agreement, he will receive a base salary of $150,000. In contrast to his old Employment Agreement, the new Employment Agreement does not include any guaranteed annual bonuses.

Each of the new Employment Agreements mentioned in the previous paragraphs provide that, upon a change of control, the executive will receive 18 months’ severance and benefits as well as 100% of target bonuses.

On June 27, 2013, the Company issued 317,143 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to an investor relations firm pursuant to a 12 month service agreement. The $110,000 of expense will be recognized over the life of the contract. These options were valued using the Black-Sholes option pricing model and the assumptions are the same ones as disclosed in Note 12.

On July 1, 2013, the CEO loaned the Company $1,000,000 in the form of a promissory note bearing 10% per annum interest with principal and interest payable on December 31, 2013.

On July 24, 2013, the Company issued 300,000 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to a business development consultant pursuant to a six month consulting agreement. The $105,000 of expense will be recognized over the life of the contract. These options were valued using the Black-Sholes option pricing model and the assumptions are the same ones as disclosed in Note 12.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Employment Agreement dated as of May 19, 2011 – Mathews**	8-K	3/19/12	10.1
10.2	Employment Agreement – Garrity **	8-K	3/19/12	10.2
10.3	Employment Agreement – Powers**	8-K	3/19/12	10.3
10.4	Amendment to Mathews Employment Agreement**	8-K	3/19/12	10.14
10.5	Amendment of Powers Employment Agreement**	8-K	3/19/12	10.15
10.6	Employment Agreement dated as of May 16, 2013 – Mathews**	S-1	7/8/13	10.6
10.7	Employment Agreement – Matte**	S-1	7/8/13	10.7
10.8	September 16, 2011 Spada Agreement	8-K	3/19/12	10.6
10.9	Consulting Agreement – Spada	8-K	3/19/12	10.7
10.10	Lock-Up/Leak-Out Agreement – Spada	8-K	3/19/12	10.8
10.11	Form of Lock-Up/Leak-Out Agreement – Officers and Directors	8-K	3/19/12	10.9
10.12	Spada / HEMG April 2012 Agreement	8-K/A	5/7/12	10.19
10.13	Spada - Indemnification Agreement	8-K/A	5/7/12	10.20
10.14	Form of Directors Indemnification Agreement	8-K/A	5/7/12	10.21
10.15	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.16	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.17	Form of Convertible Note – Mathews - $1.00	S-1	2/11/13	10.17
10.18	Form of Convertible Note – Mathews	S-1	2/11/13	10.18
10.19	Form of Convertible Note – Private Placement	10-Q	8/20/12	10.5
10.20	Form of Warrant – Private Placement	10-Q	8/20/12	10.6
10.21	2012 Equity Incentive Plan, as amended	S-1	2/11/13	10.21
10.22	Form of Stock Option Agreement	8-K	3/19/12	10.14
10.23	Form of Siegel Stock Option Agreement**	8-K	3/19/12	10.15
10.24	Form of Warrant – September Private Placement	8-K	10/1/12	10.3
10.25	Form of Registration Rights Agreement – September Private Placement	8-K	10/1/12	10.2
10.26	Form of Registration Rights Agreement – Whalehaven	S-1	10/1/12	10.26
10.27	Form of Salary Reduction Agreement	S-1	10/1/12	10.27
10.28	Form of Securities Purchase Agreement – September Private Placement	8-K	10/1/12	10.1
10.29	Form of Subscription Agreement – December Private Placement	S-1	4/8/13	10.29
10.30	Form of Registration Rights Agreement – December Private Placement	S-1	4/8/13	10.30
10.31	Form of Warrant – December and February Private Placement	8-K	12/17/12	10.3
10.32	Form of Securities Purchase Agreement – February Private Placement	S-1	4/8/13	10.32
10.33	Form of Registration Rights Agreement – February Private Placement	S-1	4/8/13	10.33

10.34	D’Anton Agreement – Loan Cancellation	S-1	2/11/13	10.34
10.35	Powers Consulting Agreement	10-K	3/18/13	10.35
10.36	Form of Securities Purchase Agreement – April Private Placement	8-K	4/19/13	10.1
10.37	Form of Registration Rights Agreement – April Private Placement	8-K	4/19/13	10.2
10.38	Form of Warrant – April Private Placement	8-K	4/19/13	10.3
10.39	Addendum to Employment Agreement – Garrity	S-1	7/8/13	10.39
10.40	Mathews’ Promissory Note dated July 1, 2013	S-1	7/8/13	10.40
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Instance Document				Furnished***
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished***

———————

**	Management contract or compensation plan.

***     Attached as Exhibit 101 to this report are the Company’s financial statements for the four month period ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the four month period ended April 30, 2013, no annual report or proxy materials were sent to Aspen Group’s security holders.