Form 10-Q
period 2013-07-31
ASPEN GROUP, INC.
filed 2013-09-16
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 13, 2013
Common Stock, $0.001 par value per share	59,190,365 shares

SIGNATURES	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$641,009	$724,982
Restricted cash	265,310	265,173
Accounts receivable, net of allowance of $86,372 and $72,535, respectively	493,587	364,788
Prepaid expenses	350,022	165,426
Net assets from discontinued operations (Note 1)	257,322	113,822
Total current assets	2,007,250	1,634,191

Property and equipment:
Call center equipment	121,313	121,313
Computer and office equipment	64,336	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,619,226	1,518,142
	1,937,789	1,833,405
Less accumulated depreciation and amortization	(648,629)	(569,665)
Total property and equipment, net	1,289,160	1,263,740
Courseware, net	178,124	208,095
Accounts receivable, secured - related party, net of allowance of $502,315 and $502,315, respectively	270,478	270,478
Other assets	25,181	25,181

Total assets	$3,770,193	$3,401,685

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2013	2013
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$431,855	$313,405
Accrued expenses	126,462	128,569
Deferred revenue	997,662	1,158,473
Loan payable to stockholders	1,000,491	491
Deferred rent, current portion	11,238	10,418
Convertible notes payable, current portion	200,000	200,000
Net liabilities from discontinued operations (Note 1)	332,817	124,504
Total current liabilities	3,100,525	1,935,860

Line of credit	245,482	250,000
Convertible notes payable (related party)	600,000	600,000
Deferred rent	18,271	21,450
Total liabilities	3,964,278	2,807,310

Commitments and contingencies - See Note 8

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized, 59,390,365 issued and 59,190,365 outstanding at July 31, 2013 and 58,573,222 issued and 58,373,222 outstanding at April 30, 2013	59,190	58,573
Additional paid-in capital	13,662,387	13,345,888
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(13,845,662)	(12,740,086)
Total stockholders’ equity (deficiency)	(194,085)	594,375

Total liabilities and stockholders’ equity (deficiency)	$3,770,193	$3,401,685

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	July 31,
	2013	2012

Revenues	$929,993	$698,152

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	559,470	611,772
General and administrative	1,373,056	1,393,282
Receivable collateral valuation reserve	-	309,117
Depreciation and amortization	109,435	98,571
Total operating expenses	2,041,961	2,412,742

Operating loss from continuing operations	(1,111,968)	(1,714,590)

Other income (expense):
Interest income	289	104
Interest expense	(16,160)	(127,784)
Total other expense, net	(15,871)	(127,680)

Loss from continuing operations before income taxes	(1,127,839)	(1,842,270)

Income tax expense (benefit)	-	-

Loss from continuing operations	(1,127,839)	(1,842,270)

Discontinued operations (Note 1)
Income from discontinued operations, net of income taxes	22,263	90,043

Net loss	$(1,105,576)	$(1,752,227)

Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.05)
Income per share from discontinued operations - basic and diluted	$0.00	$0.00
Net loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding:
basic and diluted	58,527,790	35,295,204

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED JULY 31, 2013

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2013	58,573,222	$58,573	$13,345,888	$(70,000)	$(12,740,086)	$594,375
Issuance of common shares for investor relations services	617,143	617	215,383	-	-	216,000
Offering cost for professional services from private placement	-	-	(48,240)	-	-	(48,240)
Stock-based compensation	-	-	149,356	-	-	149,356
Net loss, three months ended July 31, 2013	-	-	-	-	(1,105,576)	(1,105,576)
Balance at July 31, 2013	59,190,365	$59,190	$13,662,387	$(70,000)	$(13,845,662)	$(194,085)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	July 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,105,576)	$(1,752,227)
Less income (loss) from discontinued operations	22,263	90,043
Loss from continuing operations	(1,127,839)	(1,842,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	13,837	51,521
Receivable collateral valuation reserve	-	309,117
Depreciation and amortization	109,435	98,571
Stock-based compensation	149,356	52,701
Amortization of prepaid shares for services	25,060	-
Changes in operating assets and liabilities:
Accounts receivable	(142,635)	(184,347)
Prepaid expenses	6,345	31,187
Other assets	-	(20,000)
Accounts payable	118,450	48,867
Accrued expenses	(2,107)	(23,561)
Deferred rent	(2,359)	(1,430)
Deferred revenue	(160,811)	16,862
Net cash used in operating activities	(1,013,268)	(1,462,782)

Cash flows from investing activities:
Purchases of property and equipment	(104,385)	(91,661)
Purchases of courseware	(500)	(13,200)
Increase in restricted cash	(137)	-
Net cash used in investing activities	(105,022)	(104,861)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(4,518)	25,000
Proceeds from loan from related party	1,000,000	22,000
Proceeds received from issuance of convertible notes and warrants	-	947,000
Offering costs associated with private placement	(48,240)	-
Disbursements for debt issuance costs	-	(68,888)
Net cash provided by financing activities	947,242	925,112

Cash flows from discontinued operations:
Cash flows from operating activities	87,075	255,774
Net cash provided by discontinued operations	87,075	255,774

Net decrease in cash and cash equivalents	(83,973)	(386,757)

Cash and cash equivalents at beginning of period	724,982	591,990

Cash and cash equivalents at end of period	$641,009	$205,233

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,158	$2,196
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$216,000	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Note 1.Nature of Operations and Going Concern

Overview

Aspen Group, Inc. (together with its subsidiary, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management. On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University Inc. On March 13, 2012, the Company was recapitalized in a reverse merger. All references to the Company or Aspen before March 13, 2012 are to Aspen University Inc.

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

On April 25, 2013, our Board of Directors approved a change in our fiscal year-end from December 31 to April 30, with the change to the calendar year reporting cycle beginning May 1, 2013. Consequently, we filed a Transition Report on Form 10-KT for the four-month transition period ended April 30, 2013.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 86% of our full-time degree-seeking students (as of July 31, 2013) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

1. Interim Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2013 and 2012, our cash flows for the three months ended July 31, 2013 and 2012, and our financial position as of July 31, 2013 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-KT for the period ended April 30, 2013 as filed with the SEC on July 30, 2013. The April 30, 2013 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

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

	For the Three Months Ended
	July 31,
	2013	2012

Revenues	$222,625	$659,790

Costs and expenses:
Instructional costs and services	200,362	569,747
Total costs and expenses	200,362	569,747

Income (loss) from discontinued operations, net of income taxes	$22,263	$90,043

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	July 31,	April 30,
	2013	2013
Assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance of $295,045 and $295,045, respectively	257,322	113,822
Other current assets	-	-
Net assets from discontinued operations	$257,322	$113,822

Liabilities
Accounts payable	$1,178	$1,178
Accrued expenses	202,389	70,201
Deferred revenue	129,250	53,125
Net liabilities from discontinued operations	$332,817	$124,504

Going Concern

The Company had a net loss of $1,105,576 and negative cash flows from operations of $1,013,268 for the three months ended July 31, 2013. While management expects operating trends to improve over the course of 2013, if the realization of the expected improvement fails to occur, it is possible the Company’s ability to continue as a going concern may be contingent on securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Management has continued to implement its business plan and fund operations through equity securities and convertible debt. In September 2013, the Company and an institutional investor (the "Institutional Investor") signed a Term Sheet with respect to a loan of up to $2,240,000 to be evidenced by 18 month original issue discount convertible debentures (the "Debentures") with gross proceeds of $2,000,000. The investor has agreed, subject to completion of due diligence, execution of a definitive Securities Purchase Agreement and customary closing conditions to lend the Company $1,500,000. The Company expects to receive the remaining $500,000 from other investors. To this end, in September 2013 Company entered into an engagement agreement with Laidlaw & Co. ("Laidlaw") to act as placement agent for the offering and receive customary compensation. Laidlaw has introduced the Institutional Investor. In addition, in September 2013 the Company entered into a letter of intent with Olympus Securities, LLC to raise the remaining $500,000 in exchange for customary compensation.

The unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The Company considers $265,310 as restricted cash (shown as a current asset as of July 31, 2013) until such letter of credit expires on December 31, 2013. As of July 31, 2013, the account bears interest of 0.20%.

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

July 31, 2013

(Unaudited)

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 9,110,592 and 2,070,000 common shares, warrants to purchase 9,090,292 and 882,500 common shares, and $800,000 and $650,000 of convertible debt (convertible into 1,357,143 and 951,126 common shares) were outstanding during the three months ended July 31, 2013 and 2012, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a Unit private placement that equates to approximately $0.35 per common share, the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. As of July 31, 2013 and April 30, 2013, the balance of the account receivable, net of allowance, was $270,478, based on continuing private placement sales equating to approximately $0.35 per share, and is shown as accounts receivable, secured – related party, net (See Note 10).

Note 4. Property and Equipment

Property and equipment consisted of the following at July 31, 2013 and April 30, 2013:

	July 31,	April 30,
	2013	2013
Call center equipment	$121,313	$121,313
Computer and office equipment	64,336	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,619,226	1,518,142
	1,937,789	1,833,405
Accumulated depreciation and amortization	(648,629)	(569,665)
Property and equipment, net	$1,289,160	$1,263,740

Depreciation and amortization expense for the three months ended July 31, 2013 and July 31, 2012 was $78,694 and $62,994, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Amortization expense for software, included in the above amounts, for the three months ended July 31, 2013 and July 31, 2012 was $71,920 and $55,755, respectively. Software consisted of the following at July 31, 2013 and April 30, 2013:

	July 31,	April 30,
	2013	2013
Software	$1,619,226	$1,518,142
Accumulated amortization	(458,519)	(386,599)
Software, net	$1,160,707	$1,131,543

The following is a schedule of estimated future amortization expense of software at July 31, 2013:

Year Ending April 30,
2014	$242,884
2015	323,845
2016	322,999
2017	200,267
2018	70,712
Total	$1,160,707

Note 5. Courseware

Courseware costs capitalized were $500 for the three months ended July 31, 2013.

Courseware consisted of the following at July 31, 2013 and April 30, 2013:

	July 31,	April 30,
	2013	2013
Courseware	$2,098,038	$2,097,538
Accumulated amortization	(1,919,914)	(1,889,443)
Courseware, net	$178,124	$208,095

Amortization expense of courseware for the three months ended July 31, 2013 and July 31, 2012 was $30,471 and $35,578, respectively.

The following is a schedule of estimated future amortization expense of courseware at July 31, 2013:

Year Ending April 30,
2014	$74,859
2015	65,117
2016	27,830
2017	9,196
2018	1,122
Total	$178,124

Note 6. Loans Payable

On June 28, 2013, the Company received $1,000,000 as a loan from the Chief Executive Officer. This loan is for a term of 6 months with an annual interest rate of 10%, payable monthly. The loan is included with current liabilities and has a due date of December 31, 2013.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Note 7. Convertible Notes Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. As these loans (now convertible promissory notes) are due in February 2014, they have been included in current liabilities as of July 31, 2013 and April 30, 2013.

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. There was no accounting effect for these two modifications (See Note 10).

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012 the maturity date was extended to August 31, 2014 (See Note 10.

As of July 31, 2013, the aggregate amount of convertible notes payable outstanding was $800,000, of which $200,000 is included in current liabilities and $600,000 due August 31, 2014 is included in long-term liabilities.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at July 31, 2013). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of July 31, 2013 was $245,482. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at July 31, 2013 was $4,518.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which were performance-based in nature. During the three months ended July 31, 2013, the Company renegotiated employment agreements.  In contrast to the previous employment agreement, the new employment agreements do not include any guaranteed annual bonuses.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

Note 9. Stockholders’ Equity

Common Stock

As part of two contracts entered into during the three months ended July 31, 2013, the Company issued restricted stock to two firms as part of their fees for services. The fair value of the stock issued was set up as a prepaid expense and is being amortized over the service period of the contract. On June 27, 2013, the Company issued one firm 317,143 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to an investor relations firm pursuant to a service agreement with two service components, one for three months and one for 12 months. The $111,000 of expense is being recognized in two pieces, $90,000 over 12 months and $21,000 over three months. On July 24, 2013, the Company issued the second firm 300,000 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to a business development consultant pursuant to a six month consulting agreement. The $105,000 of expense is being recognized over the service period of the contract.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	9,090,292	$0.46
Granted	1,115,026	0.33
Exercised	-	-
Forfeited	(40,000)	0.50
Expired	-	-
Balance Outstanding, July 31, 2013	10,165,318	$0.45	4.1	$51,862

Exercisable, July 31, 2013	10,165,318	$0.45	4.1	$51,862

The Company issued 1,115,026 warrants to a placement agent as a fee related to prior investments. There was no accounting effect for this warrant issuance.

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

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012, to 8,000,000 shares effective January 16, 2013 and to 9,300,000 on May 14, 2013) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. On January 16, 2013, 1,291,167 options were modified to be Plan options. There was no accounting effect for such modifications. As of July 31, 2013, 459,408 shares were remaining under the Plan for future issuance.

During the three months ended July 31, 2013, the Company granted to employees 1,536,211 stock options, all of which were under the Plan, having an exercise price of $0.35 per share. 200,000 of these options vest pro rata over two years on each anniversary date, 545,000 of these options vest pro rata over three years on each anniversary date and 791,211 vest over 7 months starting June 30, 2013. All options expire five years from the grant date. The total fair value of stock options granted to employees during the three months ended July 31, 2013 was $184,345, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $148,608 for the three months ended July 31, 2013, in connection with outstanding employee stock options. The Company recorded compensation expense of $52,701 for the three months ended July 31, 2012, in connection with outstanding employee stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended July 31, 2013:

July 31,
Assumptions	2013
Expected life (years)	3.5
Expected volatility	46.5%
Weighted-average volatility	46.5%
Risk-free interest rate	0.38%
Dividend yield	0.00%
Expected forfeiture rate	3.9%

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

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	7,344,381	$0.35
Granted	1,536,211	$0.35
Exercised	-
Forfeited	(40,000)	$0.35
Expired	-
Balance Outstanding, July 31, 2013	8,840,592	$0.35	4.2	$-

Exercisable, July 31, 2013	2,051,998	$0.35	4.1	$-

The weighted-average grant-date fair value of options granted to employees during the three months ended July 31, 2013 was $0.12.

As of July 31, 2013, there was $494,292 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.23 years.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

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

There were no stock options granted to non-employees during the three months ended July 31, 2013. The Company recorded compensation expense of $748 and $0 for the three months ended July 31, 2013 and 2012, in connection with non-employee stock options.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the three months ended July 31, 2013:

July 31,
Assumptions	2013
Expected life (years)	N/A
Expected volatility	N/A
Weighted-average volatility	N/A
Risk-free interest rate	N/A
Dividend yield	N/A

A summary of the Company’s stock option activity for non-employees during the three months ended July 31, 2013 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	270,000	$0.35
Granted	-	$-
Exercised	-
Forfeited
Expired	-
Balance Outstanding, July 31, 2013	270,000	$0.35	4.3	$-

Exercisable, July 31, 2013	47,250	N/A	N/A	N/A

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

Note 11. Subsequent Events

In September 2013, the Company and an institutional investor (the "Institutional Investor") signed a Term Sheet with respect to a loan of up to $2,240,000 to be evidenced by 18 month original issue discount convertible debentures (the "Debentures") with gross proceeds of $2,000,000. The investor has agreed, subject to completion of due diligence, execution of a definitive Securities Purchase Agreement and customary closing conditions to lend the Company $1,500,000.  Payments on the Debentures are due 25% on November 1, 2014, 25% on January 1, 2015 and the remaining 50% on April 1, 2015 as a final payment. The Company has the option to pay the interest or principal in stock subject to certain “Equity Conditions” such as giving notice of its intent 20 trading days beforehand. The Company expects to receive the remaining $500,000 from other investors. To this end, in September 2013 Company entered into an engagement agreement with Laidlaw & Co. ("Laidlaw") to act as placement agent for the offering and receive customary compensation. Laidlaw has introduced the Institutional Investor. In addition, in September 2013 the Company entered into a letter of intent with Olympus Securities, LLC to raise the remaining $500,000 in exchange for customary compensation.

The Term Sheet provides that the Debentures may be converted at the holder’s option at $0.3325 per share at any time after the closing. Warrants for 100% of the number of shares of common stock that could be bought at the conversion price will be issued at closing.  The warrants will have a five-year term and be exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. The Debentures will bear 8% per annum interest and be amortizable in installments over their term. There can be no assurances that the offering will close and that the Company will receive any net proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Prospectus dated August 13, 2013, filed with the Securities and Exchange Commission, or the SEC.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries (including Aspen), unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

This discussion should be read in conjunction with the other sections contained in this report, including the unaudited consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report as well as other matters over which we have no control. Our actual results may differ materially. See “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that a majority of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors. As of July 31, 2013, 2,016 students were enrolled as full-time degree seeking students with 1,739 of those students or 86% in a master or doctoral graduate degree program. In addition, a further 999 students are engaged in part time programs, such as continuing education courses, certificate level programs and military undergraduate programs. Therefore, Aspen’s student body totaled 3,015 as of July 31, 2013.

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

Student Population

Aspen’s degree-seeking student body increased by 21% during the three month period ended July 31, 2013 or the 2013 Quarter from 2,024 to 2,453 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 25% during this quarter from 375 students to 467 students. When compared to the number of students in the Master of Nursing program at July 31, 2012 to July 31, 2013, the program grew from 141 students to 467 or 231%. As of July 31, 2013, Aspen’s School of Nursing now represents 23% of the full-time, degree-seeking student body.

In April 2013, Aspen terminated its relationship with CLS 123, LLC, or CLS, which referred Verizon certificate and military students, a step allowing Aspen to focus its efforts on its core business of building a predominantly graduate student body. The 120-day exit period under the partnership ended on August 3, 2013. For 2013, Aspen management expects the total student body growth rate to lag that of the full-time degree-seeking student population as a result of this partnership being terminated.

Results of Operations

For the Three Months Ended July 31, 2013 Compared with the Three Months Ended July 31, 2012

Revenue

Revenue from continuing operations for the 2013 Quarter increased to $929,993 from $698,152 for the three months ended July 31, 2012, or the 2012 Quarter, an increase of 33%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $500 to $700 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $231,980 during the 2013 Quarter from $69,825 during the 2012 Quarter, an increase of 232%.

Our 2013 Quarter and 2012 Quarter revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of July 31, 2013, 668 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 68% of the population and the population of Legacy Tuition Plan students fell to 32%. Accordingly, as much as fiscal 2013 (April 30, 2013 year end) was affected negatively by the lingering impact of the Legacy Tuition Plan, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2014 (ending April 30, 2014), and on a quarterly basis to be immaterial no later than the second quarter of fiscal 2014.

Cost of Revenues (exclusive of depreciation and amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2013 Quarter rose to $224,381 from $223,889 for the 2012 Quarter, an increase of $492 or less than 0.25%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2013 Quarter was $335,089 compared to $387,883 for the 2012 Quarter, a decrease of $52,795 or 14%. These expenses are primarily attributable to marketing efficiency. If Aspen accelerates its growth, it is highly likely that these expenditures will increase in future quarters as enrollment continues to grow. Factors that may mitigate the expected increase include the economies realized in cost per lead as well as the yield realized in terms of higher enrollments per unit of marketing and promotional spending and potential organic growth opportunities.

Costs and Expenses

General and Administrative

General and administrative costs for the 2013 Quarter were $1,373,056 compared to $1,393,282 during the 2012 Quarter, a decrease of $20,225 or 2%. Although the difference is only $20,225, several components have changed significantly year over year. Professional accounting fees declined $89,533 during the 2013 Quarter as compared to 2012 Quarter, particularly as a result of reducing accounting consulting fees and reduced audit fees related to various reporting requirements. Offsetting the reduced professional expense were Investor Relations fees of $59,010 in 2013 Quarter as well as Aspen’s biannual formal graduation ceremony in July 2013. Investor relations fees increased 100% over the 2012 Quarter and graduation expenses were $24,789, an increase of 100% over 2012 Quarter. Payroll expense in 2013 Quarter was up $93,254 or 15%. Offsetting these increases was a $112,527 decrease or 62% in consulting expense reflecting the hiring of third parties to perform important functions. Stock based compensation included in general and administration expense increased by $96,655 or 83% as a stock option grants under the 2012 Equity Incentive Plan.

Overall general and administrative costs are expected to experience moderate growth in fiscal 2014 from fiscal 2013 as the cost associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will continue to increase in the future.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $309,117 was recorded for the quarter ended July 31, 2012 to reflect the drop in the collateral supporting the related accounts receivable. An additional $193,198 was recorded in September 2012. No additional reserve has been required since that time.

Depreciation and Amortization

Depreciation and amortization costs for the 2013 Quarter rose to $109,435 from $98,571 for the 2012 Quarter, an increase of 11%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Interest Income (Expense)

Interest income for the 2013 Quarter increased to $289 from $104 in the 2012 Quarter, an increase of $185. Interest expense decreased $111,624 or 87% primarily due to the amortization of debt issuance costs of $85,565 and interest on notes payable of $23,857 in the 2012 Quarter. In the 2013 Quarter, there was the addition of $8,333 of interest expense on the loan payable to the CEO.

Income Taxes

Income taxes expense (benefit) for the 2013 Quarter and 2012 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2013 Quarter was ($1,105,576) as compared to ($1,752,227) for the 2012 Quarter, a decrease of $646,651 or approximately 37%. The decrease is primarily attributable to the improvement in revenue and other improvements discussed above.

Discontinued Operations

As of March 31, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the 2013 Quarter and 2012 Quarter:

	For the Three Months
	Ended July 31,
	2013	2012
	(Unaudited)
Revenues	$222,625	$659,790

Costs and expenses:
Cost of revenue	200,362	569,747

Total costs and expenses	200,362	569,747

Income (loss) from discontinued operations, net of income taxes	$22,263	$90,043

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

Our management uses and relies on Adjusted EBITDA and Gross Profit (exclusive of depreciation and amortization), which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, bad debt expense, depreciation and amortization, and amortization of stock-based compensation. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

Aspen Group defines Gross Profit (exclusive of depreciation and amortization), a non-GAAP financial measure, as revenues less cost of revenues (instructional costs and services and marketing and promotional costs) excluding the amortization of courseware and software. This measure excludes non-cash items and permits our management to focus on core operating results.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended July 31,
	2013	2012	Difference	Change %

Net loss	$(1,105,576)	$(1,752,227)	$646,651	(37)%
Interest Expense, net of interest income	15,871	127,680	(111,809)	(88)%
Amortization of Prepaid Stock Issued for Services	25,060	-	25,060	100%
Bad Debt Expense	13,837	51,521	(37,684)	(73)%
Depreciation & Amortization	109,435	98,571	10,864	11%
Stock-based compensation	149,356	52,701	96,655	183%
Adjusted EBITDA (Loss)	$(792,017)	$(1,421,754)	$629,737

In the 2013 Quarter, Aspen Group narrowed the Adjusted EBITDA loss by 44% as a result of the growth in tuition revenues as well as the reduction in operating expenses previously noted.

The following table presents a reconciliation of Gross Profit (exclusive of depreciation and amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the Three Months Ended
	July 31,
	2013	2012
	(Unaudited)
Revenues	$929,993	$698,152

Cost of revenues (exclusive of depreciation and amortization shown separately)	559,470	611,772

Gross Profit (exclusive of depreciation and amortization)	370,523	86,380

Amortization expenses excluded from cost of revenues	109,435	98,571

GAAP gross profit	$261,088	$(12,191)

For the 2013 Quarter, the Gross Profit (exclusive of depreciation and amortization) was $370,523 or 40% vs. a gross profit (exclusive of depreciation and amortization) of $86,380 or 12% for the comparable period in the prior year, an increase of $284,143 or a margin increase of 28%. The increase in Gross Profit (exclusive of depreciation and amortization) and gross margin percentage is primarily the result of the growth in tuition revenues and the increase in average tuition rates, coupled with the efficiencies realized in lower cost per exclusive leads and higher enrollments noted above.

By the end of fiscal year 2014 (April 30, 2014), Aspen Group expects its gross margin percentage (exclusive of depreciation and amortization) to increase to at least 60%, resulting from the majority of the Legacy Tuition Plan students graduating or ceasing to take courses.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Three Months Ended July 31,
	2013	2012
Net cash used in operating activities	$(1,013,268)	$(1,462,782)
Net cash used in investing activities	(105,022)	(104,861)
Net cash provided by financing activities	947,242	925,112
Net cash provided by discontinued operations	87,075	255,774
Net increase (decrease) in cash and cash equivalents	$(83,973)	$(386,757)

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2013 Quarter totaled ($1,013,268) and resulted primarily from a net loss from continuing operations of ($1,127,839) offset by non-cash items of $297,688, of which the $109,435 in depreciation and amortization and $149,356 in stock based compensation were the most significant, and a net change in operating assets and liabilities of $(183,117), of which the $(160,811), decrease in deferred revenue was the most significant.

Net cash used in operating activities during the 2012 Quarter totaled ($1,462,782) and resulted primarily from a net loss from continuing operations of $(1,842,270) offset by non-cash items of $511,911 and a net change in operating assets and liabilities of $(132,423).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2013 Quarter totaled ($105,022) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the 2012 Quarter totaled ($104,861), resulting primarily from capitalized technology expenditures.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2013 Quarter totaled $947,242 which resulted primarily from the receipt of a $1,000,000 loan from the CEO.

Net cash provided by financing activities during the 2012 Quarter totaled $925,112 and resulted primarily from proceeds from the issuance of convertible notes.

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

As of September 16, 2013, Aspen Group had borrowed approximately $245,000 under its line of credit and had approximately $635,000 in cash, of which $345,000 was restricted. The restricted cash is comprised of approximately $80,000 in Title IV accounts that may be disbursed to Aspen Group in the future if participating students complete their given courses, and approximately $265,000 pledged as security in the form of a letter of credit as required by the DOE. Aspen Group has executed a letter of intent with an institutional investor to lend the Company $1.5 million through the issuance of an 18-month $1,680,000 original issue discount debentures convertible at $0.3325 per share together with 5.05 million five-year warrants exercisable at $0.3325 per share. We have executed engagement letters with two broker-dealers, one of which has introduced the institutional investor and the second of which has obtained indications of interest from three institutional investors to lend us $500,000 on identical terms to those disclosed in this paragraph. Assuming we close this financing, and secure at least $1.7 million in net proceeds and if our business improvement continues, we expect to achieve positive Adjusted EBITDA prior to mid-year calendar 2014. The net proceeds will be used to meet cash flow deficits and to accelerate the growth of the business. If our future contemplated offering is not successful and we are unable to raise capital by other means, we believe that, with our current available cash along with anticipated revenues, we will need to reduce operating expenses.

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

At July 31, 2013, we included as a long term asset an account receivable of $270,478 net of an allowance of $502,315 from Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this sum.

See Note 10 to our July 31, 2013 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our July 31, 2013 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including revenue and gross profit growth, achieving positive Adjusted EBITDA, expected increase or decrease in expenses, capital expenditures, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals including our ability to obtain permanent certification from our accreditor, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Prospectus dated August 13, 2013. Additionally, our ability to achieve positive Adjusted EBITDA is dependent upon raising at least $1.7 million in net proceeds from the convertible note offering discussed above. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position, except litigation filed by our former chairman, which has been previously reported. There were no material developments during the quarter ended July 31, 2013.

See Note 8 to the July 31, 2013 unaudited consolidated financial statements contained in this report for information on specific matters.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Securities Act”), as described below. All securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Rule 506 under the Securities Act.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Placement Agents	May 2013	1,394,047 warrants (1)	Placement Agent Services
Consultant	July 16, 2013	317,143	Consulting Services
Consultant	June 26, 2013	300,000	Consulting Services

———————

(1)

Of these warrants, 279,021 are exercisable at $0.50 per share, 581,714 are exercisable at $0.35 per share and 533,312 are exercisable at $0.3325 per share.

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

Aspen Group, Inc.

September 16, 2013	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 16, 2013	By:	/s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Mathews’ Promissory Note dated July 1, 2013	S-1	7/3/13	10.40
10.2	Employment Agreement – Matte*	S-1	7/3/13	10.7
10.3	Addendum to Employment Agreement – Garrity	S-1	7/3/13	10.39
10.4	Michael Matte Stock Option Agreement				Filed
10.5	David Garrity Stock Option Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Furnished***
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished***

———————

*

Management contract or compensation plan.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended July 31, 2013 and 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.