Form 10-Q
period 2013-10-31
ASPEN GROUP, INC.
filed 2013-12-13
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-55107

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 11, 2013
Common Stock, $0.001 par value per share	59,190,365 shares

SIGNATURES	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,096,690	$724,982
Restricted cash	265,444	265,173
Accounts receivable, net of allowance of $101,371 and $72,535, respectively	617,001	364,788
Prepaid expenses	235,586	165,426
Net assets from discontinued operations (Note 1)	215,316	113,822
Total current assets	2,430,037	1,634,191

Property and equipment:
Call center equipment	122,653	121,313
Computer and office equipment	64,336	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,722,689	1,518,142
	2,042,592	1,833,405
Less accumulated depreciation and amortization	(740,548)	(569,665)
Total property and equipment, net	1,302,044	1,263,740
Courseware, net	151,393	208,095
Accounts receivable, secured - related party, net of allowance of $502,315 and $502,315, respectively	270,478	270,478
Debt issuance costs, net	316,978	—
Other assets	25,181	25,181

Total assets	$4,496,111	$3,401,685

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2013	2013
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$379,402	$313,405
Accrued expenses	115,536	128,569
Deferred revenue	766,983	904,590
Loan payable to stockholder	491	491
Title IV Funds In Transit	257,378	253,883
Deferred rent, current portion	12,059	10,418
Convertible notes payable, current portion	200,000	200,000
Net liabilities from discontinued operations (Note 1)	319,742	124,504
Total current liabilities	2,051,591	1,935,860

Line of credit	244,482	250,000
Loan payable to officer - related party	1,000,000	—
Convertible notes payable - related party	600,000	600,000
Debenture payable, net of discounts of $697,403	1,542,597	—
Deferred rent	15,093	21,450
Total liabilities	5,453,763	2,807,310

Commitments and contingencies - See Note 8

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized, 59,390,365 issued and 59,190,365 outstanding at October 31, 2013 and 58,573,222 issued and 58,373,222 outstanding at April 30, 2013	59,190	58,573
Additional paid-in capital	14,294,242	13,345,888
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(15,241,084)	(12,740,086)
Total stockholders’ equity (deficiency)	(957,652)	594,375

Total liabilities and stockholders’ equity (deficiency)	$4,496,111	$3,401,685

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$885,338	$727,640	$1,815,331	$1,425,793

Operating expenses
Cost of revenues (exclusive of amortization expense included in depreciation and amortization shown separately below)	494,304	387,052	1,002,973	1,023,824
General and administrative	1,577,086	1,069,042	3,000,942	2,437,325
Receivable collateral valuation reserve	—	193,198	—	502,316
Depreciation and amortization	119,651	105,707	229,086	204,278
Total operating expenses	2,191,041	1,754,999	4,233,001	4,167,743

Operating loss from continuing operations	(1,305,703)	(1,027,359)	(2,417,670)	(2,741,950)

Other income (expense):
Interest income	326	453	613	557
Interest expense	(122,695)	(229,349)	(138,854)	(357,133)
Total other expense, net	(122,369)	(228,896)	(138,241)	(356,576)

Loss from continuing operations before income taxes	(1,428,072)	(1,256,255)	(2,555,911)	(3,098,526)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,428,072)	(1,256,255)	(2,555,911)	(3,098,526)

Discontinued operations (Note 1)
Income (loss) from discontinued operations, net of income taxes	32,650	(14,867)	54,913	75,176

Net loss	$(1,395,422)	$(1,271,122)	$(2,500,998)	$(3,023,350)

Loss per share from continuing operations - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.09)
Income (loss) per share from discontinued operations - basic and diluted	$0.00	$(0.00)	$0.00	$0.00
Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.09)

Weighted average number of common shares outstanding:
basic and diluted	58,990,365	35,295,204	58,760,342	35,295,204

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2013	58,573,222	$58,573	$13,345,888	$(70,000)	$(12,740,086)	$594,375
Issuance of common shares for investor relation services	617,143	617	215,383	—	—	216,000
Offering cost for professional services from private placement	—	—	(48,240)	—	—	(48,240)
Stock-based compensation	—	—	297,330	—	—	297,330
Warrants issued in financing	—	—	483,881	—	—	483,881
Net loss, six months ended October 31, 2013	—	—	—	—	(2,500,998)	(2,500,998)
Balance at October 31, 2013	59,190,365	$59,190	$14,294,242	$(70,000)	$(15,241,084)	$(957,652)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended October 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,500,998)	$(3,023,350)
Less income (loss) from discontinued operations	54,913	75,176
Loss from continuing operations	(2,555,911)	(3,098,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	28,837	48,476
Receivable collateral valuation reserve	—	502,316
Depreciation and amortization	229,086	204,278
Stock-based compensation	297,330	152,061
Amortization of debt issue costs	20,193	266,473
Amortization of debt discount	50,008	—
Amortization of prepaid shares for services	120,737	—
Changes in operating assets and liabilities:
Restricted cash	—	(252,968)
Accounts receivable	(281,049)	(41,884)
Prepaid expenses	25,103	(36,309)
Other assets	—	(21,122)
Accounts payable	65,996	(728,705)
Accrued expenses	(13,033)	17,287
Deferred rent	(4,716)	(2,503)
Title IV Funds in Transit	3,495	56,134
Deferred revenue	(137,607)	60,940
Net cash used in operating activities	(2,151,531)	(2,874,052)

Cash flows from investing activities:
Purchases of property and equipment	(209,187)	(158,996)
Purchases of courseware	(1,500)	(32,464)
Increase in restricted cash	(271)	(209,683)
Net cash used in investing activities	(210,958)	(401,143)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(5,518)	(224,900)
Proceeds from issuance of common shares and warrants, net	—	2,583,053
Proceeds from loan from related party	1,000,000	322,491
Proceeds received from issuance of convertible notes and warrants, net of costs	1,639,298	947,000
Offering costs associated with private placement	(48,240)	(155,303)
Purchase of Treasury shares	—	(132,000)
Other	—	1,964
Net cash provided by financing activities	2,585,540	3,342,305

Cash flows from discontinued operations:
Cash flows from discontinued activities	148,657	468,180
Net cash provided by discontinued operations	148,657	468,180

Net increase in cash and cash equivalents	371,708	535,290

Cash and cash equivalents at beginning of period	724,982	486,104

Cash and cash equivalents at end of period	$1,096,690	$1,021,394

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Six Months Ended October 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,570	$4,627
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$216,000	$—
Warrant value recorded as debt issue cost	$94,316	$—
Warrant value recorded as debt discount	$389,565	$—

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

(Unaudited)

Note 1.Nature of Operations and Liquidity

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

On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Moreover, at the end of the 120-day period, the Company is no longer offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. Accordingly, the activities related to CLS (or the “Smart Home Integration Certificate” program) are treated as discontinued operations. As this component of the business was not sold, there was no gain or loss on the disposition of this component (see below “Basis of Presentation”).

On April 25, 2013, our Board of Directors approved a change in our fiscal year-end from December 31 to April 30, with the change to the calendar year reporting cycle beginning May 1, 2013. Consequently, we filed a Transition Report on Form 10-KT for the four-month transition period ended April 30, 2013.

Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 86% of our full-time degree-seeking students (as of October 31, 2013) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

A. Interim Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months and six months ended October 31, 2013 and 2012, our cash flows for the six months ended October 31, 2013 and 2012, and our financial position as of October 31, 2013 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-KT for the period ended April 30, 2013 as filed with the SEC on July 30, 2013. The April 30, 2013 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

B. Discontinued Operations

As of March 31, 2013, the Company decided to discontinue business activities related to its “Certificate in Information Technology with a specialization in Smart Home Integration” program so that it may focus on growing its full-time, degree-seeking student programs, which have higher gross margins. On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Thus, as of August 3, 2013, the Company is no longer offering the “Certificate in Information Technology with a specialization in Smart Home Integration” program. The termination of the “Smart Home Integration Certificate” program qualifies as a discontinued operation and accordingly the Company has excluded results for this component from its continuing operations in the consolidated statements of operations for all periods presented. The following table shows the results of the “Smart Home Integration Certificate” program component included in the income (loss) from discontinued operations:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$326,500	$428,146	$549,125	$1,087,936

Costs and expenses:
Instructional costs and services	293,850	378,013	494,212	947,760
General and administrative	—	65,000	—	65,000
Total costs and expenses	293,850	443,013	494,212	1,012,760

Income (loss) from discontinued operations, net of income taxes	$32,650	$(14,867)	$54,913	$75,176

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	October 31,	April 30,
	2013	2013
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $295,045 and $295,045, respectively	215,316	113,822
Other current assets	—	—
Net assets from discontinued operations	$215,316	$113,822

Liabilities
Accounts payable	$1,178	$1,178
Accrued expenses	318,564	70,201
Deferred revenue	—	53,125
Net liabilities from discontinued operations	$319,742	$124,504

C. Liquidity

As a result of the June and September financing transactions disclosed in Notes 6 and 7, the Company has a cash position of approximately $1.4 million as of October 31, 2013. With the additional cash, the growth in the company revenues and improving operating margins the Company believes that it has sufficient cash to allow the Company to grow to positive operating cash flow. Management expects to use approximately $1,000,000 in cash from October 2013 to April 2014, at which time the Company forecasts to begin generating cash from operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of beneficial conversion features in convertible debt, valuation of stock-based compensation, the valuation of net assets and liabilities from discontinued operations and the valuation allowance on deferred tax assets.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The Company considers $265,444 as restricted cash (shown as a current asset as of October 31, 2013) until such letter of credit expires on December 31, 2013. As of October 31, 2013, the account bears interest of 0.20%.

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

Title IV Funds in Transit

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. Until forwarded to the student, the amount of living expenses is captured in a current liability account called Title IV Funds in Transit. Typically, the funds are paid to the students within two weeks.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 9,433,092 and 5,942,931 common shares, warrants to purchase 18,249,528 and 5,887,090 common shares, and $3,040,000 and $800,000 of convertible debt (convertible into 8,093,985 and 1,357,143 common shares) were outstanding during the six months ended October 31, 2013 and 2012, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Reclassifications

The Company reclassified $257,378 and $253,883 at October 31, 2013 and April 30, 2013, respectively, from Deferred Revenue to Title IV Funds in Transit.  Both are classified in Current Liabilities.  For the three and six months ended October 31, 2013, the Company reclassified $62,250 and $113,250, respectively, from Cost of Revenues to General and Administrative, both within Operating Expenses.  There were no corresponding reclassifications for the three and six months ended October 31, 2012.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

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

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a Unit private placement that equates to approximately $0.35 per common share, the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. As of October 31, 2013 and April 30, 2013, the balance of the account receivable, net of allowance, was $270,478, based on continuing private placement sales equating to approximately $0.35 per share, and is shown as accounts receivable, secured – related party, net (See Note 10).

Note 4. Property and Equipment

Property and equipment consisted of the following at October 31, 2013 and April 30, 2013:

	October 31,	April 30,
	2013	2013
Call center equipment	$122,653	$121,313
Computer and office equipment	64,336	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,722,689	1,518,142
	2,042,592	1,833,405
Accumulated depreciation and amortization	(740,548)	(569,665)
Property and equipment, net	$1,302,044	$1,263,740

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

Depreciation and amortization expense for the three months ended October 31, 2013 and October 31, 2012 was $92,190 and $70,527, respectively. Depreciation and amortization expense for the six months ended October 31, 2013 and October 31, 2012 was $170,884 and $133,520, respectively.

Amortization expense for software, included in the above amounts, for the three months ended October 31, 2013 and October 31, 2012 was $82,729 and $62,578, respectively. Amortization expense for software, included in the above amounts, for the six months ended October 31, 2013 and October 31, 2012 was $154,648 and $117,790, respectively. Software consisted of the following at October 31, 2013 and April 30, 2013:

	October 31,	April 30,
	2013	2013
Software	$1,722,689	$1,518,142
Accumulated amortization	(541,247)	(386,599)
Software, net	$1,181,442	$1,131,543

The following is a schedule of estimated future amortization expense of software at October 31, 2013:

Year Ending April 30,
2014	$172,269
2015	344,538
2016	343,692
2017	220,960
2018	99,983
Total	$1,181,442

Note 5. Courseware

Courseware costs capitalized were $1,500 for the six months ended October 31, 2013.

Courseware consisted of the following at October 31, 2013 and April 30, 2013:

	October 31,	April 30,
	2013	2013
Courseware	$2,099,038	$2,097,538
Accumulated amortization	(1,947,645)	(1,889,443)
Courseware, net	$151,393	$208,095

Amortization expense of courseware for the three months ended October 31, 2013 and October 31, 2012 was $27,731 and $35,180, respectively. Amortization expense of courseware for the six months ended October 31, 2013 and October 31, 2012 was $58,202 and $70,758, respectively.

The following is a schedule of estimated future amortization expense of courseware at October 31, 2013:

Year Ending April 30,
2014	$47,261
2015	65,317
2016	28,030
2017	9,396
2018	1,389
Total	$151,393

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

Note 6. Loans Payable

On June 28, 2013, the Company received $1,000,000 as a loan from the Chief Executive Officer. This loan is for a term of 6 months with an annual interest rate of 10%, payable monthly. On September 25, 2013, as a term of the convertible debenture issued as discussed in Note 7, the maturity of the debt to the CEO has been extended to April 2, 2015.

Note 7. Convertible Notes and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. As these loans (now convertible promissory notes) are due in February 2014, they have been included in current liabilities as of October 31, 2013 and April 30, 2013.

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. On September 25, 2013, as a term of the convertible debenture issued as discussed further in this Note, the maturity of the debt to the CEO, has been extended to April 5, 2015. There was no accounting effect for these modifications. (See Note 10).

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012 the maturity date was extended to August 31, 2014. On September 25, 2013, as a term of the convertible debenture issued as discussed further in this Note, the maturity of the debt to the CEO has been extended to April 5, 2015. There was no accounting effect for this modification. (See Note 10).

On September 26, 2013, the Company and an institutional investor (the "Institutional Investor") signed a Securities Purchase Agreement (the “Agreement”) with respect to a loan of $2,240,000 evidenced by an 18 month original issue discount secured convertible debenture (the "Debenture") with gross proceeds of $2,000,000 prior to fees. Payments on the Debenture are due 25% on November 1, 2014, 25% on January 1, 2015 and the remaining 50% on April 1, 2015 as a final payment. The Company has the option to pay the interest or principal in stock subject to certain “Equity Conditions” such as giving notice of its intent 20 trading days beforehand. The Agreement provides that the Debenture may be converted at the holder’s option at $0.3325 per share at any time after the closing and subject to adjustments. The Company evaluated that for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was greater than the fair market value of the common shares on the note issue date. Warrants with a relative fair value of $389,565 were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. The $389,565 is recorded as a debt discount to be amortized over the debt term. The Debenture bears 8% per annum interest and are amortizable in installments over their term. The financing closed on September 26, 2013 and the Company received proceeds of approximately $1.7 million, net of certain offering costs and before payment of various debt issue costs. Offering costs to the lender included an original issue discount of $240,000 and cash loan fees of $117,846.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

In September 2013 Company had entered into an engagement agreement with Laidlaw & Co. ("Laidlaw") to act as placement agent for the offering and receive customary compensation. Laidlaw introduced the Institutional Investor. As a placement agent fee, the Company paid Laidlaw $207,500 and issued 1,347,368 five year warrants with an exercise price of $0.3325, valued at $94,316. The warrants and fees paid plus legal fees of $35,356 were recorded as a debt issue cost asset and are being amortized over the debt term.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at October 31, 2013). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of October 31, 2013 was $244,482. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at October 31, 2013 was $5,518.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. The Company did not file a motion to dismiss the breach of contract claim, so that claim remains as well. A preliminary conference in state court of New York is scheduled for December 19, 2013 relative to the two remaining claims.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant.  The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. While the Company has been advised by its counsel that these lawsuits are baseless, the Company cannot provide any assurance as to the ultimate outcome of the cases. Defending the litigations will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims were to be successful, the damages the Company could pay could potentially be material.

On December 10, 2013, the Company filed a series of counter claims against HEMG and Mr. Spada in state court of New York.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located, and since July 2011, potentially in the States where an institution offers postsecondary education through distance education. In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements. As Title IV funds received in fiscal 2013 represented approximately 26% of the Company's cash revenues (including revenues from discontinued operations), as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

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

On June 30, 2013, the Company filed its calendar year 2012 compliance audit with the Department of Education. As a result of the audit findings, the Company recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In November 2013, the Company returned a total of $102,810 of Title IV funds to the Department of Education.

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

Note 9. Stockholders’ Equity

Common Stock

As part of two contracts entered into during the six months ended October 31, 2013, the Company issued restricted stock to two firms as part of their fees for services. The fair value of the stock issued was set up as a prepaid expense and is being amortized over the service period of the contract. On June 27, 2013, the Company issued one firm 317,143 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to an investor relations firm pursuant to a service agreement with two service components, one for three months and one for 12 months. The $111,000 of expense is being recognized in two pieces, $90,000 over 12 months and $21,000 over three months. On July 24, 2013, the Company issued the second firm 300,000 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to a business development consultant pursuant to a six month consulting agreement. The $105,000 of expense is being recognized over the service period of the contract.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2013 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	9,090,292	$0.45
Granted	9,199,236	0.33
Exercised	—	—
Forfeited	(40,000)	0.50
Expired	—	—
Balance Outstanding, October 31, 2013	18,249,528	$0.40	4.6	$196,123

Exercisable, October 31, 2013	18,249,528	$0.40	4.6	$196,123

The Company issued 1,115,026 warrants to a placement agent as a fee related to prior investments. There was no accounting effect for this warrant issuance.

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to a thinly trading market, the warrants are excluded from derivative treatment.

On September 26, 2013, warrants were issued in connection with a financing more fully described in Note 7  with a relative fair value of $389,565 were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing.  Also, as a placement agent fee, the Company paid $207,500 and issued 1,347,368 five year warrants with an exercise price of $0.3325, valued at $94,316. The warrants and fees paid were recorded as a debt issue cost asset and are being amortized over the debt term (See Note 7).

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012, to 8,000,000 shares effective January 16, 2013 and to 9,300,000 on May 14, 2013) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. On January 16, 2013, 1,291,167 options were modified to be Plan options. There was no accounting effect for such modifications. As of October 31, 2013, there were no shares remaining under the Plan for future issuance.

During the three months ended July 31, 2013, the Company granted to employees 1,536,211 stock options, all of which were under the Plan, having an exercise price of $0.35 per share. 200,000 of these options vest pro rata over two years on each anniversary date, 545,000 of these options vest pro rata over three years on each anniversary date and 791,211 vest over 7 months starting June 30, 2013. All options expire five years from grant date. The total fair value of stock options granted to employees during the three months ended July 31, 2013 was $184,345, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $148,608 for the three months ended July 31, 2013, in connection with outstanding employee stock options. The Company recorded compensation expense of $52,701 for the three months ended July 31, 2012, in connection with outstanding employee stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

During the three months ended October 31, 2013, the Company granted to employees 327,500 stock options, all of which were under the Plan, having an exercise price of $0.35 per share. All of these options vest ratably over three years and expire five years from the grant date. The total fair value of stock options granted to employees during the three months ended October 31, 2013 was $39,300, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $147,226 for the three months ended October 31, 2013, in connection with outstanding employee stock options. The Company recorded compensation expense of $99,360 for the three months ended October 31, 2012, in connection with outstanding employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended October 31, 2013:

October 31,
Assumptions	2013
Expected life (years)	3.5
Expected volatility	46.7%
Weighted-average volatility	46.7%
Risk-free interest rate	0.38%
Dividend yield	0.00%

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

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	7,344,381	$0.35
Granted	1,863,711	$0.35
Exercised	—
Forfeited	(45,000)	$0.35
Expired	—
Balance Outstanding, October 31, 2013	9,163,092	$0.35	4.0	$—

Exercisable, October 31, 2013	2,050,332	$0.35	3.8	$—

The weighted-average grant-date fair value of options granted to employees during the three months ended October 31, 2013 was $0.12.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2013

(Unaudited)

As of October 31, 2013, there was $509,425 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the six months ended October 31, 2013. The Company recorded compensation expense of $1,496 for the six months ended October 31, 2013 in connection with non-employee stock options. No expense was recorded during the same periods in 2012.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the three months ended October 31, 2013:

October 31,
Assumptions	2013
Expected life (years)	NA
Expected volatility	NA
Weighted-average volatility	NA
Risk-free interest rate	NA
Dividend yield	NA

A summary of the Company’s stock option activity for non-employees during the six months ended October 31, 2013 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	270,000	$0.35
Granted	—
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, October 31, 2013	270,000	$0.35	3.7	$—

Exercisable, October 31, 2013	58,333	N/A	N/A	N/A

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Events

In November 2013, the Company returned a total of $102,810 of Title IV funds to the Department of Education. The students who had originally received the funds were deemed ineligible by the Department of Education and as a result, the Company returned the funds to the Department. The Company will pursue collection of these funds from the recipients.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Prospectus dated October 21, 2013, filed with the Securities and Exchange Commission, or the SEC.

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

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that a majority of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors. As of October 31, 2013, 2,171 students were enrolled as full-time degree seeking students with 1,871 of those students or 86% in a master or doctoral graduate degree program. In addition, a further 1,042 students are engaged in part time programs, such as continuing education courses, certificate level programs and military undergraduate programs. Therefore, Aspen’s student body totaled 3,213 as of October 31, 2013.

Among online, for-profit universities, Aspen ranks among the leaders relative to the closely analyzed industry metrics such as high student graduation rates, high student course completion rates and high student satisfaction rates. During calendar 2012, Aspen had a student graduation rate of 58%, a student course completion rate of 90% and a student satisfaction rate of 95% (calculated in accordance with DETC guidelines which are the average completion and satisfaction rate of students in our top 10 most popular courses).

Student Population

Aspen’s full-time degree-seeking student body increased by 8% during the three month period ended October 31, 2013, which we refer to as the “2013 Quarter”, from 2,016 to 2,171 students. During the six month period ended October 31, 2013, which we refer to as the “2013 Period”, the full-time degree-seeking student body increased by 16%, from 1,875 to 2,171 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 28% during this quarter from 467 students to 600 students and 60% during the six month period. When compared to the number of students in the Master of Nursing program at October 31, 2012 to October 31, 2013, the program grew from 217 students to 600 or 176%. As of October 31, 2013, Aspen’s School of Nursing now represents 28% of the full-time, degree-seeking student body.

In April 2013, Aspen terminated its relationship with CLS 123, LLC, or CLS, which referred Verizon certificate and military students, a step allowing Aspen to focus its efforts on its core business of building a predominantly degree-seeking student body. The 120-day exit period under the partnership ended on August 3, 2013. For 2013, Aspen management expects the total student body growth rate to lag that of the full-time degree-seeking student population as a result of this partnership being terminated.

Impact of Deferred Revenue on Results

According to Generally Accepted Accounting Principles, or GAAP, our revenue is recognized over the life of the course. For cash-based students, the standard course term length is 10 weeks. For financial aid students, the standard course term length is 16 weeks.

New class starts and average tuition rate are two important metrics for the university. New class starts provide the number of students starting a new class in a given period (excluding course retakes). Average tuition rate provides the average amount that students paid for all new class starts in a given period. The cash collected from new class starts in a given quarter is not fully recognized revenue in the current quarter, given that GAAP revenue is recognized over the term length of the class which often affects more than one quarter.

As an example, the revenue for a cash-based student that starts a 10 week class on October 16th will be divided by 70 days and recognized 16 days in October, 30 days in November and 24 days in December. The revenue for a financial aid student that starts a 16 week class on October 16th will be divided by 112 days and recognized 16 days in October, 30 days in November, 31 days in December, 31 days in January and 4 days in February.

The following chart reflects our class starts and average tuition for the current quarter, as compared to the previous quarter and year-over-year:

	10/31/2012	7/31/2013	10/31/2013
Class Starts (Quarter)	1,109	1,006	1,264
Average Tuition Per Start	$601	$705	$755

Class starts for the quarter ended October 31, 2013 increased 14% year-over-year and average tuition rate increased 26% year-over-year. On a sequential basis, average tuition rate increased 7%, from $705 to $755. New class starts increased 26% sequentially from 1,006 to 1,264. Note that the October quarter is the strongest quarter in terms of seasonality, given the strength of new class starts throughout the months of August – October. The weakest quarter in terms of seasonality is the Company’s first fiscal quarter (May-July) given the quarter falls during the summer months of June and July, which is why GAAP revenues declined 5% sequentially in the second quarter. Management expects that the upcoming third quarter GAAP revenues will reflect the seasonal strength of the second quarter new class starts, given that a significant portion of the October (and September) new class starts is recognized in the subsequent quarter given the GAAP deferred revenue recognition rules described above.

Results of Operations

For the Three Months Ended October 31, 2013 Compared with the Three Months Ended October 31, 2012

Revenue

Revenue from continuing operations for the 2013 Quarter increased to $885,338 from $727,640 for the three months ended October 31, 2012, which we refer to as the “2012 Quarter”, an increase of 22%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $601 to $755 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $381,742 during the 2013 Quarter from $153,000 during the 2012 Quarter, an increase of 150%.

Our 2013 Quarter and 2012 Quarter revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of October 31, 2013, 628 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 71% of the population and the population of Legacy Tuition Plan students fell to 29%. Accordingly, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2014 (ending April 30, 2014), and on a quarterly basis to be immaterial no later than the third quarter of fiscal 2014.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2013 Quarter rose to $233,794 from $181,093 for the 2012 Quarter, an increase of $52,701 or 29%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2013 Quarter was $260,510 compared to $205,959 for the 2012 Quarter, an increase of $54,551 or 27%. The primary component of marketing and promotional costs is Aspen’s in-house internet advertising program, which generates the Company’s prospective student leads. During fiscal year 2014, the internet advertising budget has been, and is planned to continue to be, approximately $80,000 per month.

New student full-time degree seeking enrollments for the 2013 Quarter set a Company record at 295. This equated to the average cost of enrollment dropping to $850 for the 2013 Quarter, another Company record. As indicated earlier, the 2013 Quarter ending October 31 is the seasonal high-point of the year given the strength of enrollments and class starts in the months of August – October.

	10/31/2012	7/31/2013	10/31/2013
New Student Full-Time Degree-Seeking Enrollments (Quarter)	232	266	295
Cost Per Enrollment (Qtr. Avg.)	$948	$916	$850

Costs and Expenses

General and Administrative

General and administrative costs for the 2013 Quarter were $1,577,086 compared to $1,069,042 during the 2012 Quarter, an increase of $508,044 or 48%. The increase during the quarter ended October 31, 2013 was partially due to $80,000 of expenses for Title IV consultants to review compliance policies and procedures, $144,000 for investor relation expenses, $46,000 for marketing consulting and $26,000 for employee recruiting expenses. The increase in general and administrative expenses for the quarter ended October 31, 2013 included approximately $143,000 of cost of a non-recurring nature. After adjusting for the non-recurring items, general and administrative expense increased only 34% over the same period in the prior year.

In addition, payroll increased approximately $55,000 due to hiring of employees during the period. Payments to faculty and deans increased $75,068 or 69%, mostly due to the year-over-year increase in class starts. Stock based compensation included in general and administration expense increased from $99,360 to $147,974, an increase of $48,614 or 49%, reflecting stock option grants under the 2012 Equity Incentive Plan.

Overall general and administrative costs are expected to experience moderate growth in fiscal 2014 compared to fiscal 2013 as the cost associated with regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will continue to increase in the future.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $193,198 was recorded for the quarter ended October 31, 2012 to reflect the drop in the collateral supporting the related accounts receivable. In the first quarter of 2012, a non-cash valuation of $309,118 was taken. No additional reserve has been required since that time.

Depreciation and Amortization

Depreciation and amortization costs for the 2013 Quarter rose to $119,651 from $105,707 for the 2012 Quarter, an increase of 13%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Interest Income (Expense)

Interest income for the 2013 Quarter decreased to $326 from $453 in the 2012 Quarter, a decrease of $127. Interest expense decreased $116,654 or 47% primarily due to the amortization of debt issuance costs of $180,908 in the 2012 Quarter. This decrease was partially offset by the increase in the 2013 Quarter of the amortization of debt issue costs and debt discount. In the 2013 Quarter, there was also the addition of $8,333 of monthly interest expense on the loan payable to the CEO and starting with the financing on September 26, 2013, the accrual of monthly interest of $13,333.

Income Taxes

Income taxes expense (benefit) for the 2013 Quarter and 2012 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2013 Quarter was ($1,395,422) as compared to ($1,271,122) for the 2012 Quarter, an increase in the loss of $124,300 or approximately 10%. The increase in the loss is primarily attributable to amortization of warrants granted as part of the debenture financing and additional one-time costs associated with investor relations, although partially mitigated by increased revenues in the 2013 Quarter. Included in these numbers are the Discontinued Operations results.

For the Six Months Ended October 31, 2013 Compared with the Six Months Ended October 31, 2012

Revenue

Revenue from continuing operations for the six months ended October 31, 2013 increased to $1,815,331 from $1,425,793 for the same period of 2012, an increase of 27%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $500 to $750 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $613,722 during the six months ended October 31, 2013 from $222,825 during the same period of 2012, an increase of 175%.

Our year to date revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of October 31, 2013, 628 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 71% of the population and the population of Legacy Tuition Plan students fell to 29%. Accordingly, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2014 (ending April 30, 2014), and on a quarterly basis to be immaterial no later than the third quarter of fiscal 2014.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the six months ended October 31, 2013 rose to $449,375 from $429,981 for the comparable period of 2012, an increase of $19,394 or 5%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the six months ended October 31, 2013 was $553,598 compared to $593,843 for the comparable period of 2012, a decrease of $40,245 or 7%. These expenses are primarily attributable to marketing efficiency. If Aspen accelerates its growth, it is highly likely that these expenditures will increase in future quarters as enrollment continues to grow. Factors that may mitigate the expected increase include the economies realized in cost per lead as well as the yield realized in terms of higher enrollments per unit of marketing and promotional spending and potential organic growth opportunities.

Costs and Expenses

General and Administrative

General and administrative costs for the six months ended October 31, 2013 were $3,000,942 compared to $2,437,325 for the same period of 2012, an increase of $563,617 or 23%. Professional services were approximately $270,000- higher in the six months ended October 31, 2013 than the previous period due to several non-recurring expenses, namely, the costs associated with completing a second full audit as part of our year-end fiscal year change, hiring of a Title IV consultant and incurring marketing consulting costs. All of these professional services costs are non-recurring.

Also, the six months ended October 31, 2013 was higher due to Aspen’s biennial formal graduation ceremony that was held in July 2013 and costs for that ceremony were approximately $40,000. Payroll expenses were $100,000 higher due to the hire of several employees in the six months ended October 31, 2013. Stock based compensation included in general and administration expense increased from $152,061 to $297,330, an increase of $145,269 or 96%, reflecting stock option grants under the 2012 Equity Incentive Plan.

Overall general and administrative costs are expected to experience moderate growth in fiscal 2014 from fiscal 2013 as the cost associated with state regulatory compliance and DOE reporting requirements on topics such as gainful employment standards will continue to increase in the future.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $193,198 was recorded for the quarter ended October 31, 2012 to reflect the drop in the collateral supporting the related accounts receivable. In the first quarter of 2012, a non-cash valuation of $309,118 was taken. No additional reserve has been required since that time.

Depreciation and Amortization

Depreciation and amortization costs for the six months ended October 31, 2013 rose to $229,086 from $204,278 for the six months ended October 31, 2012, an increase of 12%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Interest Income (Expense)

Interest income for six months ended October 31, 2013 as compared to the six months ended October 31, 2012  increased to $613 from $557, an increase of $56. Interest expense decreased $218,279 or 61% primarily due to the amortization of debt issuance costs of $266,473 and interest on notes payable of $23,857 in the six months ended October 31,2012, partially offset by interest charges for amortization of debt discount and the debt issuance costs associated with the debenture. Also, beginning in July 2013, there was the addition of $8,333 of monthly interest expense on the loan payable to the CEO.

Income Taxes

Income taxes expense (benefit) for the six months ended October 31, 2013 and 2012 was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the six months ended October 31, 2013 was ($2,500,998) as compared to ($3,023,350) for the six months ended October 31, 2012, a decrease in the loss of $522,352 or approximately 17%. The decrease in the loss or improvement is primarily attributable to the increase in revenue and a decrease in interest expense. Included in these numbers are the Discontinued Operations results.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the three and six months ended October 31, 2013 and 2012:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$326,500	$428,146	$549,125	$1,087,936

Costs and expenses:
Instructional costs and services	293,850	378,013	494,212	947,760
General and administrative	—	65,000	—	65,000
Total costs and expenses	293,850	443,013	494,212	1,012,760

Income (loss) from discontinued operations, net of income taxes	$32,650	$(14,867)	$54,913	$75,176

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, amortization of stock-based compensation and the additional items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended October 31, 2013	Three Months Ended July 31, 2013	Three Months Ended October 31, 2012
Net loss	$(1,395,422)	$(1,105,576)	$(1,271,122)
Interest Expense, net of interest income	52,168	15,871	47,988
Bad Debt Expense	15,000	13,837	48,476
Receivable Collateral Valuation Reserve	—	—	193,198
Depreciation & Amortization	119,651	109,435	105,707
Amortization of Prepaid Services	95,677	25,060	—
Amortization of Debt Issue Costs	20,193	—	—
Amortization of Debt Discount	50,008	—	—
Stock-based compensation	147,974	149,356	99,360
Non-recurring charges	187,250	40,000	180,908
Adjusted EBITDA (Loss)	$(707,501)	$(752,017)	$(595,485)

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$885,338	$727,640	$1,815,331	$1,425,793

Costs of revenues (exclusive of amortization shown separately)	494,304	387,052	1,002,973	1,023,824

Gross profit (exclusive of amortization)	391,034	340,588	812,358	401,969

Amortization expenses excluded from cost of revenues	110,460	97,758	212,850	188,548

GAAP gross profit	$280,574	$242,830	$599,508	$213,421

By the end of fiscal year 2014 (April 30, 2014), Aspen Group expects its gross margin percentage (exclusive of amortization) to increase to at least 50%, resulting from the majority of the Legacy Tuition Plan students graduating or ceasing to take courses.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Six Months Ended
	October 31,
	2013	2012
Net cash used in operating activities	$(2,151,531)	$(2,874,052)
Net cash used in investing activities	(210,958)	(401,143)
Net cash provided by financing activities	2,585,540	3,342,305
Net cash provided by discontinued operations	148,657	468,180
Net increase in cash and cash equivalents	$371,708	$535,290

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended October 31, 2013 totaled ($2,151,531) and resulted primarily from a net loss from continuing operations of ($2,555,911) offset by non-cash items of $746,190, of which the $229,086 in depreciation and amortization and $297,330 in stock based compensation were the most significant, and a net change in operating assets and liabilities of $(341,810), of which the $(281,049), decrease in accounts receivable was the most significant.

Net cash used in operating activities during the six months ended October 31, 2012 totaled ($2,874,052) and resulted primarily from a net loss from continuing operations of $(3,098,526) offset by non-cash items of $1,173,603 and a net change in operating assets and liabilities of $(949,130).

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended October 31, 2013 totaled ($210,958) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the six months ended October 31, 2012 totaled ($401,143), resulting primarily from capitalized technology expenditures and increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the six months ended October 31, 2013 totaled $2,585,540 which resulted primarily from the receipt of a $1,000,000 loan from the CEO and $1,639,298 from the proceeds from the issuance of convertible notes.

Net cash provided by financing activities during the six months ended October 31, 2012 totaled $3,342,305 and resulted primarily from proceeds from the issuance of convertible notes.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

From September 2012 through April 2013, we raised gross proceeds of approximately $4.6 million through the sale of 13,249,503 shares of common stock and 6,624,751 five-year warrants exercisable at $0.50 per share. On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note due April 2, 2015. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes which are due on April 2, 2015, one of which is convertible at $0.35 per share and the other at $1.00 per share. Additionally, $200,000 in notes convertible at $1.00 per share come due in February of 2014.

In September 2013, the Company sold a $2,240,000 Original Issue Discount Secured Convertible Debenture (the “Debenture”) and 6,736,842 five-year warrants (exercisable at $0.3325) in a private placement offering to an institutional investor for gross proceeds of $2,000,000. The Debenture pays 8% interest per annum, payable monthly on the first day of each calendar month beginning on November 1, 2013 and are convertible into shares of the Company’s common stock at $0.3325 per share at any time at the option of the holder. The Company is required to redeem 25% of the Debenture on November 1, 2014 and January 1, 2015 and the remaining 50% on April 1, 2015. The Company has the option to pay the interest or principal in stock subject to the Company meeting certain equity conditions. The Company received proceeds of approximately $1.7 million which will be used to meet cash flow deficits and to accelerate the growth of the business.

Liquidity and Capital Resource Considerations

As of December 6, 2013, Aspen Group had borrowed approximately $245,000 under its line of credit and had approximately $1,280,000 in cash, of which $400,000 was restricted. The restricted cash is comprised of approximately $135,000 in Title IV accounts that may be disbursed to Aspen Group in the future if participating students complete their given courses, and approximately $265,000 pledged as security in the form of a letter of credit as required by the DOE. Assuming we continue to grow the business and continue to reduce operating costs, we expect to achieve positive Adjusted EBITDA in mid-calendar 2014. In order to have sufficient working capital and to grow its business, the Company is considering equity financing options to raise capital prior to the end of the fiscal year. If the Company is unable to achieve positive cash flow by mid-2014, and is unsuccessful in raising capital, we will need to significantly reduce operating expenses to continue as a going concern.

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

Related Party Transactions

In September 2013, Mr. Michael Mathews, our Chief Executive Officer, extended the due date of all his notes to April 2, 2015.

At October 31, 2013, we included as a long term asset an account receivable of $270,478 net of an allowance of $502,315 from Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this amount.

See Note 10 to our October 31, 2013 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our October 31, 2013 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals including our ability to obtain permanent certification from our accreditor, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Prospectus dated October 21, 2013. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below.

As previously disclosed, the former chairman of Aspen filed suit against the Company, Aspen, the Company’s Board of Directors, Chief Executive and Financial Officers and an unrelated party in the New York Supreme Court located in Manhattan. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. The Company did not file a motion to dismiss the breach of contract claim, so that claim remains as well. A preliminary conference in state court of New York is scheduled for December 19, 2013 relative to the two remaining claims.

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against a certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant.  The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. While the Company has been advised by its counsel that these lawsuits are baseless, the Company cannot provide any assurance as to the ultimate outcome of the cases. Defending the litigations will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims were to be successful, the damages the Company could pay could potentially be material.

On December 10, 2013, the Company filed a series of counter claims against HEMG and Mr. Spada in state court of New York.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

December 13, 2013	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 13, 2013	By:	/s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Form of Securities Purchase Agreement	8-K	9/26/13	10.1
10.2	Form of 8% Original Issue Discount Secured Convertible Debenture due April 1, 2015	8-K	9/26/13	10.2
10.3	Form of Warrant	8-K	9/26/13	10.3
10.4	Form of Security Agreement	8-K	9/26/13	10.4
10.5	Form of Registration Rights Agreement	8-K	9/26/13	10.5
10.6	Form of Subsidiary Guarantee	8-K	9/26/13	10.6
10.7	Form of Subordination of Debt Agreement	8-K	9/26/13	10.7
10.8	Mathews’ Promissory Note				Filed
10.9	Mathews’ Convertible Promissory Note ($1.00)				Filed
10.10	Mathews’ Convertible Promissory Note ($0.35)				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.