Form 10-Q
period 2014-01-31
ASPEN GROUP, INC.
filed 2014-03-17
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 17, 2014
Common Stock, $0.001 par value per share	72,625,002 shares

SIGNATURES	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$850,627	$724,982
Restricted cash	265,579	265,173
Accounts receivable, net of allowance of $215,643 and $72,535, respectively	659,814	364,788
Prepaid expenses	37,420	165,426
Net assets from discontinued operations (Note 1)	5,250	113,822
Total current assets	1,818,690	1,634,191

Property and equipment:
Call center equipment	122,653	121,313
Computer and office equipment	66,118	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,809,860	1,518,142
	2,131,545	1,833,405
Less accumulated depreciation and amortization	(837,427)	(569,665)
Total property and equipment, net	1,294,118	1,263,740
Courseware, net	129,367	208,095
Accounts receivable, secured - related party, net of allowance of $625,962 and $502,315, respectively	146,831	270,478
Debt issuance costs, net	260,114	—
Other assets	25,181	25,181

Total assets	$3,674,301	$3,401,685

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2014	2013
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$376,600	$313,405
Accrued expenses	133,148	128,569
Deferred revenue	806,160	904,590
Loan payable to stockholder	491	491
Title IV Funds In Transit	235,311	253,883
Deferred rent, current portion	12,879	10,418
Convertible notes payable, current portion	200,000	200,000
Net liabilities from discontinued operations (Note 1)	11,475	124,504
Total current liabilities	1,776,064	1,935,860

Line of credit	244,175	250,000
Loan payable to officer - related party	1,000,000	—
Convertible notes payable - related party	600,000	600,000
Debenture payable, net of discounts of $573,060	1,666,940	—
Deferred rent	11,750	21,450
Total liabilities	5,298,929	2,807,310

Commitments and contingencies - See Note 8

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value; 10,000,000 shares authorized	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized, 69,667,107 issued and 69,467,107 outstanding at January 31, 2014 and 58,573,222 issued and 58,373,222 outstanding at April 30, 2013	69,467	58,573
Additional paid-in capital	15,343,576	13,345,888
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(16,967,671)	(12,740,086)
Total stockholders’ equity (deficiency)	(1,624,628)	594,375

Total liabilities and stockholders’ equity (deficiency)	$3,674,301	$3,401,685

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$1,002,167	$831,562	$2,817,497	$2,257,354

Operating expenses
Cost of revenues (exclusive of amortization expense included in depreciation and amortization shown separately below)	555,625	557,689	1,558,599	1,579,813
General and administrative	1,697,403	1,043,461	4,698,343	3,547,485
Receivable collateral valuation reserve	123,647	—	123,647	502,316
Depreciation and amortization	121,904	111,862	350,990	316,141
Total operating expenses	2,498,579	1,713,012	6,731,579	5,945,755

Operating loss from continuing operations	(1,496,412)	(881,450)	(3,914,082)	(3,688,401)

Other income (expense):
Interest income	136	3,479	750	4,037
Interest expense	(260,062)	(6,395)	(398,916)	(363,528)
Total other expense, net	(259,926)	(2,916)	(398,166)	(359,491)

Loss from continuing operations before income taxes	(1,756,338)	(884,366)	(4,312,248)	(4,047,892)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,756,338)	(884,366)	(4,312,248)	(4,047,892)

Discontinued operations (Note 1)
Income (loss) from discontinued operations, net of income taxes	29,751	(150,223)	84,663	(10,048)

Net loss	$(1,726,587)	$(1,034,589)	$(4,227,585)	$(4,057,940)

Loss per share from continuing operations - basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.09)
Income (loss) per share from discontinued operations - basic and diluted	$0.00	$(0.00)	$0.00	$0.00
Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding:
basic and diluted	59,780,884	43,749,427	59,098,885	46,595,461

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED JANUARY 31, 2014

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2013	58,573,222	$58,573	$13,345,888	$(70,000)	$(12,740,086)	$594,375
Issuance of common shares for investor relation services	617,143	617	215,383	—	—	216,000
Offering cost for professional services from private placement	—	—	(48,240)	—	—	(48,240)
Stock-based compensation	—	—	395,940	—	—	395,940
Warrants issued in financing	—	—	483,881	—	—	483,881
Warrants exercised	7,006,064	7,006	953,995	—	—	804,049
Warrant modification expense	—	—	—	—	—	156,952
Shares issued for price protection	3,270,678	3,271	(3,271)	—	—	—
Net loss, nine months ended January 31, 2014	—	—	—	—	(4,227,585)	(4,227,585)
Balance at January 31, 2014	69,467,107	$69,467	$15,343,576	$(70,000)	$(16,967,671)	$(1,624,628)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended January 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,227,585)	$(4,057,940)
Less income (loss) from discontinued operations	84,663	(10,048)
Loss from continuing operations	(4,312,248)	(4,047,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	148,837	—
Receivable collateral valuation reserve	123,647	502,316
Depreciation and amortization	350,990	316,141
Stock-based compensation	395,940	305,333
Warrant modification expense	156,952	—
Amortization of debt issue costs	77,058	268,973
Amortization of debt discount	174,351	—
Amortization of prepaid shares for services	285,084	32,498
Changes in operating assets and liabilities:
Accounts receivable	(443,863)	(91,274)
Prepaid expenses	58,922	51,503
Other assets	—	(21,122)
Accounts payable	63,195	(1,018,133)
Accrued expenses	4,578	91,451
Deferred rent	(7,239)	(3,218)
Title IV Funds in Transit	(18,572)	42,392
Deferred revenue	(98,430)	89,064
Net cash used in operating activities	(3,040,798)	(3,481,968)

Cash flows from investing activities:
Purchases of property and equipment	(298,140)	(328,605)
Purchases of courseware	(4,499)	(17,100)
Increase in restricted cash	(406)	(159,162)
Net cash used in investing activities	(303,045)	(504,867)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(5,825)	24,000
Proceeds from issuance of common shares and warrants, net	—	3,120,239
Proceeds from loan from related party	1,000,000	300,491
Proceeds received from issuance of convertible notes and warrants, net of costs	1,639,298	947,000
Proceeds from warrant exercise	804,049	—
Offering costs associated with private placement	(48,240)	(154,453)
Purchase of Treasury shares	—	(202,000)
Net cash provided by financing activities	3,389,282	4,035,277

Cash flows from discontinued operations:
Cash flows from discontinued activities	80,206	(154,379)
Net cash provided by (used in) discontinued operations	80,206	(154,379)

Net increase (decrease) in cash and cash equivalents	125,645	(105,937)

Cash and cash equivalents at beginning of period	724,982	486,104

Cash and cash equivalents at end of period	$850,627	$380,167

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine Months Ended January 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$95,653	$5,281
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$216,000	$—
Warrant value recorded as debt issue cost	$94,316	$—
Warrant value recorded as debt discount	$389,565	$—

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our full-time degree-seeking students (as of January 31, 2014) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months and nine months ended January 31, 2014 and 2013, our cash flows for the nine months ended January 31, 2014 and 2013, and our financial position as of January 31, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

January 31, 2014

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

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$—	$202,571	$549,125	$1,290,508

Costs and expenses:
Instructional costs and services	—	182,794	494,21 3	1,130,556
General and administrative	(29,751)	170,000	(29,751)	170,000
Total costs and expenses	(29,751)	352,794	464,462	1,300,556

Income (loss) from discontinued operations, net of income taxes	$29,751	$(150,223)	$84,663	$(10,048)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	January 31,	April 30,
	2014	2013
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $481,531 and $295,045, respectively	5,250	113,822
Other current assets	—	—
Net assets from discontinued operations	$5,250	$113,822

Liabilities
Accounts payable	$11,475	$1,178
Accrued expenses	—	70,201
Deferred revenue	—	53,125
Net liabilities from discontinued operations	$11,475	$124,504

C. Liquidity

As a result of the January 2014 warrant exercise transaction for approximately $804,000 disclosed in Note 9, the Company has a cash position of approximately $1.1 million as of January 31, 2014 which includes $266,000 of restricted cash. In March 2014, the company raised an additional $600,000 in equity funds and intends to raise an additional $400,000. With the additional cash, the growth in the company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to grow to positive operating cash flow. Management expects to use approximately $750,000 in cash from February 2014 to July 2014, at which time the Company forecasts to begin generating cash from operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

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

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The Company considers $265,579 as restricted cash (shown as a current asset as of January 31, 2014). As of January 31, 2014, the account bears interest of 0.20%. (See Note 11)

Fair Value Measurements

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

Title IV Funds in Transit

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. Until forwarded to the student, this amount is captured in a current liability account called Title IV Funds in Transit. Typically, the funds are paid to the students within two weeks.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 9,583,086 and 6,880,467 common shares, warrants to purchase 19,196,635 and 7,216,522 common shares, and $2,240,000 and $800,000 of convertible debt (convertible into 8,093,985 and 1,357,143 common shares) were outstanding during the nine months ended January 31, 2014 and 2013, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Reclassifications

The Company reclassified $235,311 and $253,883 at January 31, 2014 and April 30, 2013, respectively, from Deferred Revenue to Title IV Funds in Transit.  Both are classified in Current Liabilities. For the nine months ended January 31, 2014, the Company reclassified $113,250, from Cost of Revenues to General and Administrative, both within Operating Expenses.  There were no corresponding reclassifications for the three and nine months ended January 31, 2013.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

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

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a Unit private placement that equates to approximately $0.35 per common share, the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. As of January 31, 2014, the balance of the account receivable, net of allowance of $625,962, was $146,831. Based on the reduction in value of the collateral to $0.19, the company recognized an expense of $123,647 during the three months ended January 31, 2014 (See Note 9). The net receivable of $146,831 is reflected as accounts receivable, secured – related party, net (See Note 10).

Note 4. Property and Equipment

Property and equipment consisted of the following at January 31, 2014 and April 30, 2013:

	January 31,	April 30,
	2014	2013
Call center equipment	$122,653	$121,313
Computer and office equipment	66,118	61,036
Furniture and fixtures	32,914	32,914
Library (online)	100,000	100,000
Software	1,809,860	1,518,142
	2,131,545	1,833,405
Accumulated depreciation and amortization	(837,427)	(569,665)
Property and equipment, net	$1,294,118	$1,263,740

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

Depreciation and amortization expense for the three months ended January 31, 2014 and 2013 was $96,879 and $77,484, respectively. Depreciation and amortization expense for the nine months ended January 31, 2014 and 2013 was $267,763 and $211,004 respectively.

Amortization expense for software, included in the above amounts, for the three months ended January 31 2014, and 2013 was $87,610 and $68,676, respectively. Amortization expense for software, included in the above amounts, for the nine months ended January 31, 2014 and 2013 was $242,259 and $186,466, respectively. Software consisted of the following at January 31, 2014 and April 30, 2013:

	January 31,	April 30,
	2014	2013
Software	$1,809,860	$1,518,142
Accumulated amortization	(628,858)	(386,599)
Software, net	$1,181,002	$1,131,543

The following is a schedule of estimated future amortization expense of software at January 31, 2014:

Year Ending April 30,
2014	$90,493
2015	361,972
2016	361,126
2017	238,394
2018	129,017
Total	$1,181,002

Note 5. Courseware

Courseware costs capitalized were $4,500 for the nine months ended January 31, 2014.

Courseware consisted of the following at January 31, 2014 and April 30, 2013:

	January 31,	April 30,
	2014	2013
Courseware	$2,102,037	$2,097,538
Accumulated amortization	(1,972,670)	(1,889,443)
Courseware, net	$129,367	$208,095

Amortization expense of courseware for the three months ended January 31, 2014 and 2013 was $25,025 and $34,379, respectively. Amortization expense of courseware for the nine months ended January 31, 2014 and 2013 was $83,227 and $105,137, respectively.

The following is a schedule of estimated future amortization expense of courseware at January 31, 2014:

Year Ending April 30,
2014	$22,453
2015	65,917
2016	28,630
2017	9,996
2018	2,371
Total	$129,367

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

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

Note 7. Convertible Notes and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. As these loans (now convertible promissory notes) are due in February 2014, they have been included in current liabilities as of January 31, 2014 and April 30, 2013. Two of the above mentioned notes were modified in February 2014. (See Note 11)

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. On September 25, 2013, as a term of the convertible debenture issued as discussed further in this Note, the maturity of the debt to the CEO, has been extended to April 5, 2015. There was no accounting effect for these modifications. (See Note 10).

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

January 31, 2014

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

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at January 31, 2014). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of January 31, 2014 was $244,175. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at January 31, 2014 was $5,825.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. The Company did not file a motion to dismiss the breach of contract claim, so that claim remains as well. A status conference in state court of New York is scheduled for mid-March 2014 relative to the two remaining claims.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant.  The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. While the Company has been advised by its counsel that these lawsuits are baseless, the Company cannot provide any assurance as to the ultimate outcome of the cases. Defending the litigations will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims were to be successful, the damages the Company could pay could potentially be material. On February 28, 2014, the Company filed a motion to dismiss the complaint.  Mr. Spada’s opposition papers are due on March 31, 2014.  Arguments will likely be in May or June.

On December 10, 2013, the Company filed a series of counter claims against HEMG and Mr. Spada in state court of New York. The plaintiffs filed a motion to dismiss our counterclaims.  Our opposition papers are due on March 31, 2014.

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

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013. On January 30, 2014, the DOE provided Aspen University with an option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $1,696,445, or to remain provisionally certified by increasing the 25% letter of credit to $848,225.  Aspen informed the DOE of its desire to remain provisionally certified and plans to post the $848,225 letter of credit by the DOE approved extended deadline of April 17, 2014. The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 “Restricted Cash”).

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

Return of Title IV Funds

An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, no later than 45 days of the date the school determines that the student has withdrawn. Under Department regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV programs.

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

Letter of Credit

The Company maintains a letter of credit under a DOE requirement (See Note 2 “Restricted Cash” and Note 8 “Regulatory Matters”).

Note 9. Stockholders’ Equity

Common Stock

As part of two contracts entered into during the nine months ended January 31, 2014, the Company issued restricted stock to two firms as part of their fees for services. The fair value of the stock issued was set up as a prepaid expense and was amortized over the service period of the contract.  Since the contract was terminated, the full amount was recognized during the three months ended January 31, 2014. On June 27, 2013, the Company issued one firm 317,143 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to an investor relations firm pursuant to a service agreement with two service components, one for three months and one for 12 months. The $111,000 of expense was being recognized in two pieces, $90,000 over 12 months and $21,000 over three months. On July 24, 2013, the Company issued the second firm 300,000 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to a business development consultant pursuant to a six month consulting agreement. The $105,000 of expense was being amortized over the life of the contract.  Since the contract was terminated, the unamortized balance was recognized as an expense in the three months ended January 31, 2014.

The Company issued 7,006,064 shares of common stock and received $804,049 in connection with warrant exercises more fully described below.

As a result of the warrant modifications and exercises described below, the Company issued 3,270,678 shares of common stock as price protection on prior cash investments.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	9,090,292	$0.40
Issued	14,378,183	0.29
Exercised	(4,231,840)	0.19
Forfeited	(40,000)	0.50
Expired	—	—
Balance Outstanding, January 31, 2014	19,196,635	$0.33	4.5	$1,003,192

Exercisable, January 31, 2014	19,196,635	$0.33	4.5	$1,003,192

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

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were offered at an exercise price of $0.19 per warrant. The total proceeds received were $804,049 and since the exercise price was discounted from the stated prices of either $0.50 or $0.3325, a warrant modification expense of $156,952 was recorded in accordance with ASC 718-20-35. This expense was calculated by comparing the value of the warrants before and after the reduced price.

As a result of the $0.19 exercise, an additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors. There was no accounting effect for this warrant issuance.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012, to 8,000,000 shares effective January 16, 2013, 9,300,000 on May 14, 2013 and to 11,300,000 on December 17, 2013) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. On January 16, 2013, 1,291,167 options were modified to be Plan options. There was no accounting effect for such modifications. As of January 31, 2014, there were 1,986,914 shares remaining under the Plan for future issuance.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

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

During the three months ended January 31, 2014, the Company granted to non-employee directors 600,000 stock options, all of which were under the Plan, having an exercise price of $0.17 per share. All of these options vest ratably over four years and expire five years from the grant date. The total fair value of these options was $30,000, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $98,609 for the three months ended January 31, 2014, in connection with outstanding employee stock options. The Company recorded compensation expense of $99,360 for the three months ended January 31, 2013, in connection with outstanding employee stock options.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended January 31, 2014:

January 31,
Assumptions	2014
Expected life (years)	3.75
Expected volatility	45.0%
Weighted-average volatility	45.0%
Risk-free interest rate	0.38%
Dividend yield	0.00%

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	7,344,381	$0.35
Issued	2,463,711	$0.35
Exercised	—
Forfeited	(495,006)	$0.34
Expired	—
Balance Outstanding, January 31, 2014	9,313,086	$0.34	4.1	$—

Exercisable, January 31, 2014	2,005,885	$0.35	3.8	$—

As of January 31, 2014, there was $684,745 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the nine months ended January 31, 2014. The Company recorded compensation expense of $2,244 for the nine months ended January 31, 2014 in connection with non-employee stock options. No expense was recorded during the same periods in 2013.

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to non-employees during the three months ended January 31, 2014:

January 31,
Assumptions	2014
Expected life (years)	NA
Expected volatility	NA
Weighted-average volatility	NA
Risk-free interest rate	NA
Dividend yield	NA

A summary of the Company’s stock option activity for non-employees during the nine  months ended January 31, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	270,000	$0.35
Granted	—
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, January 31, 2014	270,000	$0.35	3.7	$—

Exercisable, January 31, 2014	58,333	N/A	N/A	N/A

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2014

(Unaudited)

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Events

On February 18, 2014 the company renegotiated the terms of one of the $50,000 convertible notes, specifically the one dated February 27, 2012. The maturity date was extended to December 1, 2014 and the conversion price has been reduced to $0.19 per share. The interest rate has been amended to 3.25% from February 27, 2014. This will be treated as a note extinguishment in accordance with ASC 470-50.

On February 28, 2014 the company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 will be made on August 1, 2014 and $50,000 on December 1, 2014. Beginning February 25, 2014 through the date of final payment the interest rate was raised to 3.25%. The conversion price for all of the convertible options was reduced to $0.19 per share. This will be treated as a note extinguishment in accordance with ASC 470-50.

On March 6, 2014, a new Chief Academic Officer was named, Dr. Cheri St. Arnauld. She will receive a base salary of $120,000. After the earlier of the six month period and the Adjusted EBITDA milestone is met, the base salary shall be increased to $240,000. Additionally, she was granted 500,000 five-year stock options (exercisable at $0.19 per share), which vest in three equal increments on March 1, 2015, 2016 and 2017, subject to continued employment on each applicable vesting date.

On March 6, 2014, the Academic President of the University announced his retirement effective March 31, 2014 and will assume the title of President Emeritus. From April 1, 2014 to June 30, 2014, he will provide consulting services on an as-needed basis.

On March 10, 2014, several members of the Board of Directors contributed $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.

On March 11, 2014, the Company appointed Gerard Wendolowski as Chief Operating Officer and Janet Gill as Executive Vice President of the Company. Additionally, Ms. Gill was appointed interim Chief Financial Officer to replace Michael Matte who resigned to pursue other interests. Mr. Matte also entered into a Consulting Agreement with the Company where he agreed to provide part-time services during the period November 1, 2014 through April 30, 2015 in exchange for $150,000.

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

Company Overview

Founded in 1987, Aspen’s mission is to become an institution of choice for adult learners by offering cost-effective, comprehensive, and relevant online education. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that a majority of our full-time degree-seeking students are enrolled in a graduate degree program (master or doctorate degree program). According to publicly available information, Aspen enrolls a larger percentage of its full-time degree-seeking students in graduate degree programs than its publicly-traded competitors. As of January 31, 2014, 2,392 students were enrolled as full-time degree seeking students with 2,077 of those students or 87% in a master or doctoral graduate degree program. In addition, a further 1,084 students are engaged in part time programs, such as continuing education courses, certificate level programs and military undergraduate programs. Therefore, Aspen’s student body totaled 3,476 as of January 31, 2014.

Among online, for-profit universities, Aspen ranks among the leaders relative to the closely analyzed industry metrics such as high student graduation rates, low Title IV revenues and high student satisfaction rates. During calendar 2013, Aspen had a student graduation rate of 62%, Title IV revenues of 26.3% (fiscal year ending April 30, 2013) and a student satisfaction rate of 97% (calculated in accordance with DETC guidelines which are the average satisfaction rate of students in our top 10 most popular courses).

Student Population

Aspen’s full-time degree-seeking student body increased by 10% during the three month period ended January 31, 2014, which we refer to as the “2014 Quarter,” from 2,171 to 2,392 students. During the nine month period ended January 31, 2014, which we refer to as the “2014 Period”, the full-time degree-seeking student body increased by 28%, from 1,875 to 2,392 students. Among Aspen’s degree seeking programs, the Master of Nursing program grew 22% during this quarter from 600 students to 733 students and 97% during the nine month period. When compared to the number of students in the Master of Nursing program at January 31, 2013 to January 31, 2014, the program grew from 274 students to 733 or 168%. As of January 31, 2014, Aspen’s School of Nursing now represents 31% of the full-time, degree-seeking student body.

Impact of Deferred Revenue on Results

According to Generally Accepted Accounting Principles, or GAAP, our revenue is recognized over the life of the course. For cash-based students, the standard course term length is 10 weeks. For financial aid students, the standard course term length has historically been 16 weeks.  However, as of the February 1, 2014 start date, Aspen University will no longer be implementing 16 week course terms for financial aid students, moving to a universal 10 week course term length for all students regardless of payment type.

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

The following chart reflects our class starts and average tuition for the current quarter, as compared to the previous year:

	1/31/2013	1/31/2014
Class Starts (Quarter)	1,080	1,235
Average Tuition Per Start	$648	$752

Class starts for the quarter ended January 31, 2014 increased 14% year-over-year and average tuition rate increased 16% year-over-year.

Results of Operations

For the Three Months Ended January31, 2014 Compared with the Three Months Ended January 31, 2013

Revenue

Revenue from continuing operations for the 2014 Quarter increased to $1,002,167 from $831,562 for the three months ended January 31, 2013, which we refer to as the “2013 Quarter”, an increase of 21%. The increase is primarily attributable to the growth in Aspen student enrollments and the 14% increase in new class starts and the 16% increase in average tuition rates as discussed above. Of particular note, revenues from Aspen’s Nursing degree program increased to $388,650 during the 2014 Quarter from $177,250 during the 2013 Quarter, an increase of 120%.

Our 2013 Quarter revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of January 31, 2014, 615 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 74% of the population and the population of Legacy Tuition Plan students fell to 26%. In fact, Legacy Tuition Plan students’ contribution to financial results was immaterial for the 2014 Quarter (ending January 31, 2014).

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2014 Quarter rose to $285,221 from $262,665 for the 2013 Quarter, an increase of $22,556 or 9%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2014 Quarter were $270,404 compared to $295,024 for the 2013 Quarter, a decrease of $24,620 or 8%. The primary component of marketing and promotional costs is Aspen’s in-house internet advertising program, which generates the Company’s prospective student leads. During fiscal year 2014, the internet advertising budget has been approximately $80,000 per month.

New student full-time degree seeking enrollments for the 2014 Quarter set a Company record at 327. This equated to the average cost of enrollment dropping to $740 for the 2014 Quarter, another Company record.

	1/31/2013	10/31/2013	1/31/2014
New Student Full-Time Degree-Seeking Enrollments (Quarter)	208	295	327
Cost Per Enrollment (Qtr. Avg.)	$1,063	$850	$740

Costs and Expenses

General and Administrative

General and administrative costs for the 2014 Quarter were $1,697,403 compared to $1,043,461 during the 2013 Quarter, an increase of $653,942 or 63%. This increase during the quarter ended January 31, 2014 was primarily due to a $158,000 increase in payroll and a $65,000 increase in the costs for deans over the 2013 quarter.  In both cases, the increases reflect more employees and deans to meet the needs of a larger enrollment.  In addition, the increase is partially due to an increase of $80,000 in bad debt expense over the 2013 quarter, $61,000 of expenses for Title IV consultants to review compliance policies and procedures, $89,000 increase in investor relation expenses, $10,000 for a state attorney relating to the Spada lawsuit and an increase of $29,000 in rent expense. The increase in rent reflects the rent for the Arizona call center which was completed in the 2013 Quarter. All of these increases were partially offset by a decrease of $60,000 in stock compensation expense and $54,000 of accounting consultants. A non-cash expense of $156,952 was recorded in the 2014 Quarter and included in general and administrative expenses. During January 2014, warrants were exercised at a price of $0.19 per warrant. This price was lower than the stated rates of either $0.50 or $0.3325 per warrant.  The difference between the valuation of these warrants before and after the lower price was offered is the amount that is recorded as warrant modification expense. The increase in general and administrative expenses for the quarter ended January 31, 2014 included approximately $240,000 of cost of a non-recurring nature, separate from the warrant modification expense. After adjusting for the non-recurring items, general and administrative expense increased only 23% over the same period in the prior year.

Given that the Department of Education Program Review and DETC accreditation will be completed by the end of fiscal 2014, and due to a personnel restructuring implemented in March 2014, the Company expects to experience a moderate decline in overall general and administrative expenses in fiscal 2015 compared to fiscal 2014.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $123,647 was recorded for the quarter ended January 31, 2014 to reflect the drop in the collateral supporting the related accounts receivable.

Depreciation and Amortization

Depreciation and amortization costs for the 2014 Quarter rose to $121,904 from $111,862 for the 2013 Quarter, an increase of 9%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Interest Income (Expense)

Interest income for the 2014 Quarter decreased to $136 from $3,479 in the 2013 Quarter, a decrease of $3,343. Interest expense increased from $6,395 to $260,062 primarily due to the amortization of debt issuance costs associated with the debenture issue. In the 2014 Quarter, there was also the addition of $8,333 of monthly interest expense on the loan payable to the CEO and starting with the financing on September 26, 2013, the payment of monthly interest of $13,333.

Income Taxes

Income taxes expense (benefit) for the 2014 Quarter and 2013 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2014 Quarter was ($1,726,587) as compared to ($1,034,589) for the 2013 Quarter, an increase in the loss of $691,998 or approximately 67%. The increase in the loss is primarily attributable to non-cash expenses including amortization of warrants granted as part of the debenture financing, the warrant modification expense of $156,952, a valuation reserve for the secured accounts receivable of $123,647 and additional one-time costs of $240,000, although partially mitigated by increased revenues in the 2014 Quarter. Included in these numbers are the Discontinued Operations results.

For the Nine Months Ended January 31, 2014 Compared with the Nine Months Ended January 31, 2013

Revenue

Revenue from continuing operations for the nine months ended January 31, 2014 increased to $2,817,497 from $2,257,354 for the nine months ended January 31, 2013, referred to as the 2013 Period, an increase of 25%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $685 to $756 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $1,002,372 during the nine months ended January 31, 2014 from $400,075 during the 2013 Period, an increase of 151%.

Our year to date revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of January 31, 2014, 615 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 74% of the population and the population of Legacy Tuition Plan students fell to 26%. Accordingly, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for the full year 2014 (ending April 30, 2014).

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the nine months ended January 31, 2014 rose to $734,597 from $692,646 for the comparable 2013 Period, an increase of $41,951 or 6%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the nine months ended January 31, 2014 was $824,002 compared to $887,167 for the comparable 2013 Period, a decrease of $63,165 or 7%. This decrease is primarily attributable to marketing efficiency. If Aspen decides to further accelerate its growth, it is highly likely that these expenditures will increase in future quarters. Factors that may mitigate the expected increase include the economies realized in cost per lead as well as the yield realized in terms of higher enrollments per unit of marketing and promotional spending and potential organic growth opportunities.

Costs and Expenses

General and Administrative

General and administrative costs for the nine months ended January 31, 2014 were $4,698,343 compared to $3,547,485 for the 2013 Period, an increase of $1,150,858 or 32%. Professional services were approximately $360,000 higher in the nine months ended January 31, 2014 than the previous period due to several non-recurring expenses, namely, the costs associated with completing a second full audit as part of our year-end fiscal year change, hiring of a Title IV consultant and incurring marketing consulting costs. All of these professional services costs are non-recurring.

A non-cash expense of $156,952 was recorded in the 2014 Period and included in general and administrative expenses. During January 2014, warrants were exercised at a price of $0.19 per warrant. This price was lower than the stated rates of either $0.50 or $0.3325 per warrant. The difference between the valuation of these warrants before and after the lower price was offered is the amount that is recorded as warrant modification expense.

Also, the nine months ended January 31, 2014 was higher due to Aspen’s biennial formal graduation ceremony that was held in July 2013, costs for that ceremony were approximately $40,000. Payroll expenses were $300,000 higher and cost of the academic deans was $150,000 higher in these nine months. Stock based compensation included in general and administration expense increased from $305,000 to $396,000 an increase of $91,000 or 30%, reflecting stock option grants under the 2012 Equity Incentive Plan.

Overall general and administrative costs are expected to decline at least 10% over fiscal year 2015 resulting from a cost reduction effort implemented in March 2014.

Receivable Collateral Valuation Reserve

A non-cash valuation reserve of $123,647 was recorded for the period ended January 31, 2014 to reflect the drop in the collateral supporting the related accounts receivable. A non-cash valuation reserve of $502,316 was recorded for the 2013 Period to reflect the drop in the collateral supporting the related accounts receivable.

Depreciation and Amortization

Depreciation and amortization costs for the nine months ended January 31, 2014, rose to $350,990 from $316,141 for the nine months ended January 31, 2013, an increase of 11%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Interest Income (Expense)

Interest income for the nine months ended January 31, 2014, as compared to the nine months ended January 31, 2013, decreased to $750 from $4,037, a decrease of $3,287. Interest expense increased $35,388 or 9.7% primarily due to interest charges for amortization of debt discount and the debt issuance costs associated with the debenture. Also, beginning in July 2013, there was the addition of $8,333 of monthly interest expense on the loan payable to the CEO, and beginning in September 2013, there was a monthly interest expense of $13,333 on the debentures payable. The increase was partially offset by the amortization of debt issuance costs of $266,473 and interest on notes payable of $23,857 in the nine months ended January 31, 2014.

Income Taxes

Income taxes expense (benefit) for the nine months ended January 31, 2014 and 2013 was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the nine months ended January 31, 2014 was ($4,227,585) as compared to ($4,057,940) for the nine months ended January 31, 2013, an increase in the loss of $169,645 or approximately 4%. The decrease in the loss or improvement is primarily attributable to the increase in revenue and a decrease in interest expense. Included in these numbers are the Discontinued Operations results.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the three and nine months ended January 31, 2014 and 2013:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$—	$202,571	$549,125	$1,290,508

Costs and expenses:
Instructional costs and services	—	182,794	494,213	1,130,556
General and administrative	(29,751)	170,000	(29,751)	170,000
Total costs and expenses	—	352,794	464,462	1,300,556

Income (loss) from discontinued operations, net of income taxes	$29,751	$(150,223)	$84,663	$(10,048)

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended
	01/31/2014	10/31/2013	1/31/2013
Net loss allocable to common shareholders	$(1,726,587)	$(1,395,422)	$(1,034,589)
Interest Expense, net of interest income	78,854	52,168	2,916
Bad Debt Expense	120,000	15,000	—
Receivable Collateral Valuation Reserve	123,664	—	—
Depreciation & Amortization	121,904	119,651	111,862
Amortization of Prepaid Services	105,013	95,677	15,247
Amortization of Debt Issue Costs	56,865	20,193	—
Amortization of Debt Discount	124,343	50,008	—
Warrant conversion exercise expense	156,952	—	—
Stock-based compensation	98,609	147,974	153,273
Non-recurring charges	133,001	187,250	—
Adjusted EBITDA (Loss)	$(607,382)	$(707,501)	$(751,291)

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$1,002,167	$831,562	$2,817,497	$2,257,354

Costs of revenues (exclusive of amortization shown separately)	555,625	557,689	1,558,599	1,579,813

Gross profit (exclusive of amortization)	446,542	273,873	1,258,898	677,541

Amortization expenses excluded from cost of revenues	112,635	103,055	325,785	291,603

GAAP gross profit	$333,907	$170,818	$933,113	$385,938

Gross Profit (exclusive of amortization) for the 2014 Quarter increased to 45% compared to 33% for the 2013 Quarter, and increased to 45% for the 2014 Period compared to 30% for the 2013 Period.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended
	January 31,
	2014	2013
Net cash used in operating activities	$(3,040,798)	$(3,481,968)
Net cash used in investing activities	(303,045)	(504,867)
Net cash provided by financing activities	3,389,282	4,035,277
Net cash provided by discontinued operations	80,206	(154,379)
Net increase in cash and cash equivalents	$125,645	$(105,937)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended January 31, 2014 totaled ($3,040,798) and resulted primarily from a net loss from continuing operations of ($4,312,248) offset by non-cash items of $1,712,859, of which the $350,990 in depreciation and amortization and $395,940 in stock based compensation were the most significant, and a net change in operating assets and liabilities of $(441,409), of which the $(443,863), decrease in accounts receivable was the most significant.

Net cash used in operating activities during the nine months ended January 31, 2013 totaled ($3,481,968) and resulted primarily from a net loss from continuing operations of $(4,047,892) offset by non-cash items of $1,425,260 and a net change in operating assets and liabilities of $(859,336).

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended January 31, 2014 totaled ($303,045) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the nine months ended January 31, 2013 totaled ($504,867), resulting primarily from capitalized technology expenditures and increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the nine months ended January 31, 2014 totaled $3,389,282 which resulted primarily from the receipt of a $1,000,000 loan from the CEO, $1,639,298 from the proceeds from the issuance of convertible notes, and the $804,049 warrant proceeds.

Net cash provided by financing activities during the nine months ended January 31, 2013 totaled $4,035,277 and resulted primarily from proceeds from the issuance of common shares and convertible notes.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

From September 2012 through April 2013, we raised gross proceeds of approximately $4.6 million through the sale of 13,249,503 shares of common stock and 6,624,751 five-year warrants exercisable at $0.50 per share. On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note due April 2, 2015. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes which are due on April 2, 2015, one of which is convertible at $0.35 per share and the other at $1.00 per share. Additionally, $200,000 in notes convertible at $0.19 per share are due in December 2014.

In September 2013, the Company sold a $2,240,000 Original Issue Discount Secured Convertible Debenture (the “Debenture”) and 6,736,842 five-year warrants (exercisable at $0.3325) in a private placement offering to an institutional investor for gross proceeds of $2,000,000. The Debenture pays 8% interest per annum, payable monthly on the first day of each calendar month beginning on November 1, 2013 and are convertible into shares of the Company’s common stock at $0.3325 per share at any time at the option of the holder. The Company is required to redeem 25% of the Debenture on November 1, 2014 and January 1, 2015 and the remaining 50% on April 1, 2015. The Company has the option to pay the interest or principal in stock subject to the Company meeting certain equity conditions. The Company received proceeds of approximately $1.7 from this offering.

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were offered at an exercise price of $0.19 per warrant.  The total proceeds received were $804,049 and since the exercise price was discounted from the stated prices of either $0.50 or $0.3325, therefore a warrant conversion exercise expense of $156,952 was recorded.  This expense was calculated by comparing the value of the warrants before and after the reduced price.

Related to this, additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors.

On March 10, 2014, several members of the Board of Directors contributed $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.

Liquidity and Capital Resource Considerations

As a result of the January 2014 warrant exercise transaction for approximately $804,000 disclosed in Note 9, the Company has a cash position of approximately $1.1 million as of January 31, 2014 which includes $266,000 of restricted cash. In March 2014, the company raised an additional $600,000 in equity funds and intends to raise an additional $400,000. With the additional cash, the growth in the company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to grow to positive operating cash flow. Management expects to use approximately $750,000 in cash from February 2014 to July 2014, at which time the Company forecasts to begin generating cash from operations.

As of March 12, 2014, Aspen Group had borrowed approximately $245,000 under its line of credit and had approximately $1,770,957 in cash, of which $465,000 was restricted. The restricted cash is comprised of approximately $200,000 in Title IV accounts that will be moved to unrestricted as the funds are distributed to students or earned as tuition by the University, and $265,000 pledged as security in the form of a letter of credit as required by the DOE. An additional $540,000 will be restricted as part of the increased Department of Education Letter of Credit. On March 10, 2014, several members of the Board of Directors contributed $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share. This equity raise is part of the goal of raising $1,000,000 at this time. As part of an effort to reduce operating costs, headcount was reduced by 10 employees in late February and other operating costs were reduced. These reductions will help the Company achieve its goal of positive Adjusted EBITDA by August 2014.

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

Related Party Transactions

In September 2013, Mr. Michael Mathews, our Chief Executive Officer, extended the due date of all his notes to April 2, 2015.

At January 31, 2014, we included as a long term asset an account receivable of $146,831 net of an allowance of $625,962 from Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this amount.

See Note 10 to our January 31, 2014 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our January 31, 2014 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below or previously reported.

On December 10, 2013, the Company filed a series of counter claims against HEMG and Mr. Spada in state court of New York relating to the litigation which has previously been reported. The plaintiffs filed a motion to dismiss our counterclaims.  Our opposition papers are due on March 31, 2014.

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

Aspen Group, Inc.

March 17, 2014	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 17, 2014	By:	/s/ Janet Gill
Janet Gill
Executive Vice President – Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	8-K	3/19/12	2.1
2.2	Agreement and Plan of Merger	8-K	3/19/12	2.2
2.3	Agreement and Plan of Merger – DE Reincorporation	8-K	3/19/12	2.3
2.4	Articles of Merger – DE Reincorporation	8-K	3/19/12	2.4
2.5	Certificate of Merger – DE Reincorporation	8-K	3/19/12	2.5
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Certificate of Incorporation – Acquisition Sub	8-K	3/19/12	2.8
3.4	Articles of Amendment to FL Articles of Incorporation	8-K	3/19/12	2.9
3.5	Articles of Amendment to FL Articles of Incorporation	8-K	6/20/11	3.3
3.6	FL Articles of Incorporation	S-1/A	5/5/10	3.1
10.1	Form of Securities Purchase Agreement	8-K	9/26/13	10.1
10.2	Form of 8% Original Issue Discount Secured Convertible Debenture due April 1, 2015	8-K	9/26/13	10.2
10.3	Form of Warrant	8-K	9/26/13	10.3
10.4	Form of Security Agreement	8-K	9/26/13	10.4
10.5	Form of Registration Rights Agreement	8-K	9/26/13	10.5
10.6	Form of Subsidiary Guarantee	8-K	9/26/13	10.6
10.7	Form of Subordination of Debt Agreement	8-K	9/26/13	10.7
10.8	Mathews’ Promissory Note	10-Q	12/13/13	10.8
10.9	Mathews’ Convertible Promissory Note ($1.00)	10-Q	12/13/13	10.9
10.10	Mathews’ Convertible Promissory Note ($0.35)	10-Q	12/13/13	10.10
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.