Form 10-K
period 2014-04-30
ASPEN GROUP, INC.
filed 2014-07-29
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated file  ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11 million ($0.225 price).

The number of shares outstanding of the registrant’s classes of common stock, as of July 28, 2014 was 75,113,869 shares.

PART I

ITEM 1. BUSINESS.

Aspen Group, Inc., or Aspen Group, owns 100% of Aspen University Inc., a Delaware corporation, or Aspen.  All references to “we,” “our” and “us” refer to Aspen Group, unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University Inc. On March 13, 2012, Aspen Group acquired Aspen in a transaction we refer to as the Reverse Merger.

Change in Fiscal Year

On April 25, 2013, Aspen Group changed its fiscal year to end each year on April 30th.

Description of Business

Aspen is dedicated to offering any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 61% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. On March 20, 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students the opportunity to pay $250/month for 60 months ($15,000) and master/doctoral students the opportunity to pay $325/month for 36 months ($11,700), thereby giving students the ability to earn a degree debt free. In the four months since the announcement, already 24% of courses are now paid through monthly payment methods.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is an emphasis on post-graduate degree programs (master or doctorate). As of April 30, 2014, 2,485 students were enrolled as full-time degree-seeking students with 2,162 of those students or 87% in a master or doctoral graduate degree program. In addition, 1,087 students were engaged in part-time programs, such as continuing education courses and certificate level programs (includes 506 part-time undergraduate military students).

Today, Aspen offers certificate programs and associate, bachelor, master and doctoral degree programs in a broad range of areas, including business, education, nursing, information technology, and general studies. In terms of enrollments, our most popular school is now our School of Nursing. Aspen’s School of Nursing has grown from 5% of our full-time, degree-seeking student body at year-end 2011, to 33% of our full-time, degree-seeking student body at April 30, 2014. Aspen’s School of Nursing grew from 376 to 828 students during fiscal year 2014, which represented 74% of Aspen’s fiscal year 2014 full-time degree-seeking student body growth.

We are accredited by the Distance Education and Training Council or DETC. Aspen first received DETC accreditation in 1993 and most recently received re-accreditation in January 2009. Aspen is scheduled for re-accreditation review in January 2015.

Beginning in 2009, and following Aspen’s change of control in 2012, we have been provisionally certified to participate in the Title IV Higher Education Act, or HEA, programs.  On January 30, 2014, the DOE notified us that we had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit in April 2014 to $848,225.

In 2008, Aspen received accreditation of its Master of Science in Nursing Program with the Commission on Collegiate Nursing Education, or the Nursing Commission. Officially recognized by the DOE, the Nursing Commission is a nongovernmental accrediting agency, which ensures the quality and integrity of education programs in preparing effective nurses. Aspen’s Master of Science in Nursing program most recently underwent accreditation review by the Nursing Commission in March 2011. At that time, the program’s accreditation was reaffirmed, with the accreditation term to expire December 30, 2021. We currently offer a variety of nursing degrees including: Master of Science in Nursing, Master of Science in Nursing - Nursing Education, Master of Science in Nursing – Nursing Administration and Management and Bachelor of Science in Nursing.

Aspen University announced in May, 2014 that the accreditation review by the Commission on Collegiate Nursing Education (CCNE) for its RN-to-BSN program has been completed. Aspen's RN-to-BSN program is currently in "applicant status," and Aspen expects to announce the CCNE's accreditation decision this fall.

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

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to borrow money to fund Aspen’s tuition requirements. In March 2014, we lowered our course-by-course tuition rates to $125/credit hour for all degree-seeking undergraduate programs and $325/credit hour for graduate programs. These tuition rates are designed to allow students to pay their tuition through monthly payment plans, thereby having the opportunity to earn their degree debt free.

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

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities. Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), ITT Educational Services, Inc. (NYSE: ESI), Capella Education Company (Nasdaq: CPLA), Career Education Corporation (Nasdaq: CECO) and Bridgepoint Education, Inc. (NYSE: BPI). American Public Education, Inc. and Capella Education Company are wholly online while the others are not. Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degree enrollments exceeding 241,900 students (based upon APOL’s Form 10-Q filed on May 31, 2014). As of April 30, 2014, Aspen had 3,572 students enrolled. These competitors have substantially more financial and other resources.

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

Bachelor’s Degrees

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

Bachelor of Science in Early Childhood Education, (Completion Program)

Bachelor of Science in Early Childhood Education with a specialization in

Infants and Toddlers

Infants and Toddlers, (Completion Program)

Preschool

Preschool, (Completion Program)

Bachelor of Science in Medical Management

Bachelor of Science in Nursing

Master’s Degrees

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

Doctorates

Doctorate of Science in Computer Science

Doctorate in Education Leadership and Learning

Doctorate in Education Leadership and Learning with specializations

Education Administration

Faculty Leadership

Instructional Design

Leadership and Learning

Independent online classes start on alternating Tuesday’s every month.

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

Aspen’s marketing plan for 2014 is consistent with the changes made in 2012 and 2013. In January 2012, Aspen hired an Executive Vice President of Marketing, who supervises a call center in the Phoenix-metro area which opened in August 2012. This executive has prior experience in marketing with multiple online university competitors and, more recently, an online lead generation company.

Aspen announced in July, 2014, that its cost per enrollment declined year-over-year by 36% in fiscal year 2014 fourth quarter to a record $705, due to increases in student enrollments, lower marketing spend and rising conversion rates.

From 2005 through July 2011, prior to Michael Mathews becoming Aspen’s CEO, Aspen initiated a number of pre-payment/low per course tuition plans. Together we refer to these plans as the Legacy Tuition Plan. The last Legacy Tuition Plan that ran from June 2010 through July 2011 charged students tuition of only $3,600 for the entire 12-course Master or Doctorate program (the pre-payment option offered the student the ability to pre-pay $2,700 for the first four courses or 12 credit hours, followed by $112.50 per course or $37.50/credit hour for the remaining eight courses). This program was terminated as of July 15, 2011. At April 30, 2014, 19% of our class starts were from students on the Legacy Tuition Plan. However, those Legacy Tuition Plan students only represented approximately 5% of Aspen’s full-time degree-seeking revenues for the fiscal period ended April 30, 2014. During fiscal year 2015, the number of old-prepay students will cease to be material.

Employees

As of July 28, 2014, we had 35 full-time employees, and 65 adjunct professors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

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

Aspen was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware in 1999. In May 2011, Aspen merged with Education Growth Corporation, or EGC. Aspen survived the EGC merger. EGC was a start-up company controlled by Mr. Michael Mathews. Mr. Mathews became Aspen’s Chief Executive Officer upon closing the EGC merger. On March 13, 2012, Aspen Group acquired Aspen in the Reverse Merger.

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our President has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2013, approximately 26% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs. In connection with a student’s receipt of Title IV aid, we are subject to extensive regulation by the DOE, state education agencies and the DETC. In particular, the Title IV programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV programs, a school must, among other things, be:

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

This new regulation has been recognized as a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. Although these new rules became effective July 1, 2011, the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date. However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this new regulation is currently invalid.  On April 16, 2013, the DOE announced its intention to revisit the state authorization requirements for postsecondary distance education in a new negotiated rulemaking process which began in the fall of 2013.  However, the rulemaking process failed to reach consensus on the rule.  As a result, the DOE will propose a new rule for adoption that will address licensing requirements for distance education.

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

Therefore, we are taking steps to ensure compliance in time for the earlier-effective July 1, 2015 enforcement date as recommended for all schools facing this new (but currently invalid) regulation. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We, through our legal counsel, are researching the licensure requirements and exemption possibilities in the remaining 47 states. It is anticipated that Aspen will be in compliance with all state licensure requirements by July 1, 2015, in time for the earlier-effective compliance date set by the DOE. Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

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

Accreditation by the DETC is important. Accreditation is a reliable indicator of an institution’s quality and is an expression of peer institution confidence. Universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in Title IV programs. From time to time, DETC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DETC’s requirements, our accreditation status and, therefore, our eligibility to participate in Title IV programs could be at risk.  In 2012, the National Advisory Committee on Institutional Quality and Integrity (the panel charged with advising DOE on whether to recognize accrediting agencies for federal purposes, including Title IV program purposes) recommend that DETC receive recognition through 2017. Aspen is next scheduled for re-accreditation review by DETC in January 2015.

Nature of Federal, State and Private Financial Support for Postsecondary Education

An institution that applies to participate in Title IV programs for the first time, if approved, will be provisionally certified for no more than one complete award year. Furthermore, an institution that undergoes a change in ownership resulting in a change of control must apply to the DOE in order to reestablish its eligibility to participate in Title IV programs. If the DOE determines to approve the application, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of the provisional certification. A provisionally certified institution, such as Aspen, must apply for and receive DOE approval of substantial changes and must comply with any additional conditions included in its program participation agreement. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the DOE may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified.

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

Aspen’s mission is to offer students the opportunity to fund their education without relying on student loans. Effective March 20, 2014, Aspen launched a $325 monthly payment plan for graduate students and $250 monthly payment plan for bachelor students. In the month of June 2014, 24% of class starts were paid through monthly payment methods.

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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger. The DOE received Aspen's application and has since extended the provisional certification through April 15, 2015. In the future, the DOE may impose additional or different terms and conditions in any final or provisional program participation agreement that it may issue.

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

Title IV Return of Funds. Under the DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under DOE regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance. Aspen’s academic calendar structure is a non-standard term with rolling start dates with defined length of term (10 week term).

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

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV programs, the Higher Education Act and DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE. These auditing standards differ from those followed in the audit of our financial statements contained herein. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations. Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with DOE regulations, the DOE planned to strengthen its oversight of Title IV programs through, among other approaches, increasing the number of program reviews by 50%, from 200 conducted in 2010 to up to 300 reviews in 2011. Pending legislation including the “Students First Act” introduced in the United States Senate on February 28, 2013, would – if passed – increase the number of program reviews for various institutions deemed at-risk of violating DOE requirements.

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

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV program participant, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE. In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV programs. The DOE extended Aspen's provisional certification until September 30, 2013. Aspen re-applied as of June 30, 2013 to continue its participation in the Title IV HEA programs.  On January 30, 2014, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $848,225. In the future, the DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid.

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

As part of the negotiated rulemaking process under the Higher Education Act, gainful employment rulemaking negotiations began in the fall of 2013 and continued into 2014.  However, the negotiators failed to reach consensus on gainful employment rules.  As a result, the DOE proposed a new gainful employment rule which it released in March 2014.   Under the proposed gainful employment regulation, gainful employment programs with high debt-to-earnings ratios or high program-level cohort default rates would lose Title IV eligibility for three years.  The proposed rule sets out two separate metrics.  These metrics are as follows:

•

Debt-to-earnings metric which requires that students who complete a program would need to spend on average no more than 8 percent of their annual income, or 20 percent of their discretionary income on their student loan payments; and

•

Cohort default metric which requires no more than 30 percent of the students who enrolled or completed a program could default on their student loans.

The details on how these metrics are applied are detailed below.

GE Metrics	Debt-to-Earnings (DTE)	Program Cohort Default Rate
Students covered	Completers	Completers and Non-completers

Pass:

•

Annual DTE is 8% or less, or discretionary DTE is 20%

Zone:

A program is in the “zone” if it does not pass

and:

•

Annual DTE is more than 8% but less than 12%; OR

•

Discretionary DTE is more than 20% but less than 30%

Fail:

•

Annual DTE is greater than 12%; AND

•

Discretionary DTE is greater than 30%

Pass: • Program-level cohort default rate of less than 30% [no zone] Fail: • Program-level cohort default rate of 30% or higher
Multi-year test	A program becomes ineligible for Title IV for 3 years if: • It fails in any 2 out of 3 year period; OR • It does not pass in 1 out of 4 years. (e.g., yr 1: fail; yr 2: zone; yr 3: zone; yr 4: zone)	A program becomes ineligible for Title IV for 3 years if: • The 3-year default rate of 3 consecutive cohorts of students is greater than 30%
Additional restrictions

•

Institutions must issue debt warnings to students if the program could become ineligible at the end of the year

•

Title IV enrollment is limited to the previous year’s level for failing (but not zone) programs

•

Institutions must issue debt warnings to students if the program could become ineligible at the end of the year

•

Title IV enrollment is limited to the previous year’s level if the program could become ineligible at the end of the year.

The proposed rule also provides some protections for gainful employment programs with a low percentage of student borrowers.  Additionally, under the proposed rule programs would be obligated to meet necessary programmatic accreditation requirements as well as applicable state licensure standards for any state in the institution’s regional area.  Institutions would attest that their programs meet these requirements as part of their Title IV program participation agreement.  Additionally, the 2014 proposed rule includes significant new disclosure requirements for gainful employment programs, as well as a notice and approval process for the creation of new programs.

The DOE most likely will issue the final gainful employment regulation in October 2014 and the regulation is expected to go into effect July 1, 2015.  The new gainful employment reporting requirements will likely substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could affect student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting education institutions, it could adversely affect demand for our programs.

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

DETC recently revised its policy pertinent to changes in legal status, control, ownership, or management. The policy revisions add definitions of the situations under which DETC considers a change in legal status, control, ownership, or management to occur, describe the procedures that an institution must follow to obtain approval, and clarify the options available to DETC. Among other revisions, DETC defines a change of ownership and control as a change in the ability to direct or cause the direction of the actions of an institution, including, for example, the sale of a controlling interest in an institution’s corporate parent. Failure to obtain prior approval of a change of ownership and control will result in withdrawal of accreditation under the new ownership. The policy also requires institutions to undergo a post-change examination within six months of a change of ownership. The revisions clarify that after such examination, DETC will make a final decision whether to continue the institution’s accreditation. In addition, if an institution is acquired by an entity that owns or operates other distance education institutions, the amendments clarify that any such institutions must obtain DETC approval within two years of the change of ownership or accreditation may be withdrawn. The policy revisions define a change of management as the replacement of the senior level executive of the institution, for example the President or Chief Executive Officer. In addition, the revisions clarify that before undertaking such a change, an institution must seek DETC’s prior approval by explaining when the change will occur, the rationale for the change, the executive’s job description, the new executive’s qualifications, and how the change will affect the institution’s ability to comply with all DETC accreditation standards. DETC may take any action it deems appropriate in response to a change of management request. The Reverse Merger was considered a change of control event under DETC’s policy. In February 2012, DETC informed Aspen that it had approved the change of ownership, with several conditions that are consistent with DETC’s change of ownership procedures and requirements. These conditions included: (1) that Aspen agree to undergo an examination visit by a committee; (2) that an updated Self-Evaluation Report be submitted four to six weeks prior to the on-site visit; (3) that Aspen submit a new Teach-Out Resolution form as soon as the Reverse Merger had closed; and (4) that Aspen provide written confirmation to DETC by February 20, 2012 that it agreed to and would comply with the stated conditions. We provided the requested information to DETC. The examination visit occurred in August 2012. Aspen is next scheduled for re-accreditation review by DETC in January 2015.

On September 28, 2012, the DOE approved Aspen's change of control and extended its provisional certification until September 30, 2013. On January 30, 2014, the DOE notified us that we had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $848,225.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a post-change in ownership and control application may vary substantially. As a result of the change of ownership, Aspen delivered a $264,665 letter of credit to the DOE in accordance with the standards identified above. Thereafter, as described above, this letter of credit was increased to $848,225.

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

Risks Relating to Our Business

If we are unable to generate positive cash flows from our operations or we are unable to raise capital, our ability to grow our business will be limited.

We incurred a net loss of approximately $5.35 million for the year ended April 30, 2014 and $6 million in 2012. On July 29, 2014, we raised $1,631,500 in a private placement.  The offering is continuing through August 31, 2014.  If we are unable to raise an additional $1,870,000, we will need to complete an additional financing in March 2015 to pay the final installment of our debentures due on April 1, 2015 and provide working capital. We cannot assure you that we will raise the necessary capital. In the event that we are not successful at generating positive cash flows or we are unable to raise capital, we will be required to reduce our operating expenses which will limit our ability to grow our business.

If we are unable to raise sufficient capital, we may have to scale back our operations, reduce our marketing spend and may encounter regulatory restrictions, any of which will adversely affect our results of operations.

Investors are subject to substantial risk if we do not raise enough capital as described in the Risk Factor above. Because of the continued volatility and disruption in worldwide capital and credit markets, potential deteriorating conditions in the U.S., ongoing financial issues in Europe, and difficulties which microcap companies have in raising capital, the lack of available credit for companies similar to us and our stock price, we may be hampered in our ability to raise the necessary working capital. As a result, we cannot give you any assurance that we will be successful in raising capital, and even if successful, we cannot give you assurance that it will be on terms favorable to us. If we do not raise the necessary working capital and if we do not generate sufficient revenues, we may not be able to remain operational or we may have to scale back our operations including our marketing spend which will adversely affect our future enrollments. Moreover, we operate in a regulated environment and are required to meet fiscal responsibility requirements set by the DOE and the DETC. If we fail to meet these requirements, we may be unable to offer federal loans to students and may be precluded from continuing in business.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by the DOE for Title IV purposes if the institution is provisionally certified, which we are through March 31, 2015. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Grow our nursing programs;

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

Although our management has spearheaded an in-house marketing and advertising program, it may not be successful long-term.

Mr. Michael Mathews, our Chief Executive Officer, has developed a new marketing campaign designed to substantially increase our student enrollment and reducing and/or eliminating student debt. While initial results have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:

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

●

potential students may not be able to afford the monthly payments; and

●

potential students may not react favorably to our marketing and advertising campaigns, including our monthly payment plan.

If our new marketing campaign is not favorably received, our revenues may not increase. Moreover, in March 2014, we launched a monthly payment plan designed to encourage students to enroll in courses without borrowing. It is too soon to know if this plan will increase our revenues, although 24% of class starts in June 2014 were from students using a monthly payment program.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Since early 2011, we have spent approximately $2 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. We expect to spend $500,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

If we are unable to develop awareness among, and attract and retain, high quality learners to Aspen University, our ability to generate significant revenue or achieve profitability will be significantly impaired.

Building awareness of Aspen University and the programs we offer among working adult professionals is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Aspen University's ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or achieve profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

●

the emergence of more successful competitors;

●

factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

●

performance problems with our online systems;

●

failure to maintain accreditation;

●

learner dissatisfaction with our services and programs, including with our customer service and responsiveness;

●

adverse publicity regarding us, our competitors, or online or for-profit education in general;

●

price reductions by competitors that we are unwilling or unable to match;

●

a decline in the acceptance of online education or our degree offerings by learners or current and prospective employers;

●

increased regulation of online education, including in states in which we do not have a physical presence;

●

a decrease in the perceived or actual economic benefits that learners derive from our programs;

●

litigation or regulatory investigations that may damage our reputation; and

●

difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve.

If we are unable to continue to develop awareness of Aspen University and the programs we offer, and to enroll and retain learners, our enrollments would suffer and our ability to increase revenues and achieve profitability would be significantly impaired.

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

Because we rely on third party administration and hosting of learning management system software for our online classroom, if that third party were to cease to do business or alter its business practices and services, it could have an adverse impact on our ability to operate.

Beginning in the second quarter of fiscal quarter 2015, our online classroom will employ the Desire2Learn learning management system, or D2L. The system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We rely on third parties to host and help with the administration of it. We further rely on third parties, the D2L agreement and our internal staff for ongoing support and customization and integration of the system with the rest of our technology infrastructure. If D2L were unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

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

Our operations are also subject to regulation due to our participation in Title IV programs. Title IV programs, which are administered by the DOE, include loans made directly to students by the DOE. Title IV programs also include several grant programs for students with economic need as determined in accordance with the Higher Education Act and DOE regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education, and be certified as an eligible institution by the DOE. Our growth strategy is partly dependent on being able to offer financial assistance through Title IV programs as it may increase the number of potential students who may choose to enroll in our programs.

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

State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, additional authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer education programs and award degrees. Some states may also prescribe financial regulations that are different from those of the DOE. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or penalties. Loss of licensure or authorization or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in particular states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations. We enroll students in all 50 states, as well as the District of Columbia and Puerto Rico. We have sought and received confirmation that our operations do not require state licensure or authorization, or we have been notified that we are exempt from licensure or authorization requirements, in three states. We, through our legal counsel, are researching the licensure requirements and exemption possibilities in the remaining 47 states. It is anticipated that Aspen will be in compliance with all state licensure requirements by July 1, 2015. Because we enroll students in all 50 states, as well as the District of Columbia and Puerto Rico, we may have to seek licensure or authorization in additional states in the future.

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

Aspen is accredited by the DETC, which is a national accrediting agency recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV programs as well as in the tuition assistance programs of the United States Armed Forces. DETC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

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

An institution generally must seek recertification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV programs, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. Beginning in 2009, and following our change of control in 2012, we have been provisionally certified.  On January 30, 2014, the DOE notified us that we had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $848,225. In the future, the DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid. The DOE could also decline to permanently certify Aspen, otherwise limit its participation in the Title IV programs, or continue provisional certification.

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

If the percentage of our revenues derived from Title IV programs is too high, we could lose our ability to participate in Title IV programs.

Under the Higher Education Act, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds.  An institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the U.S. Secretary of Education. This rule is known as the 90/10 rule.  We have only recently begun to participate in Title IV programs, but must remain aware of the 90/10 calculation.  Failure to comply with the 90/10 rule may result in restrictions on the amounts of Title IV funds that may be distributed to students; restrictions on expansion; requirements related to letters of credits or any other restrictions imposed by the DOE.  Additionally, if we are determined to be ineligible to participate in Title IV programs due to the 90/10 rule, any disbursements of Title IV funds while ineligible must be repaid to the DOE.

Further, due to scrutiny of the sector, legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 rule, including proposals that would reduce the 90% maximum under the rule to 85% and/or prohibit tuition derived from military benefit programs to be included in the 85% portion.

If our competitors are subject to further regulatory claims and adverse publicity, it may affect our industry and reduce our future enrollment.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. A large competitor, Corinthian Colleges, recently announced it was selling or shutting down its schools due to substantial regulatory investigations and recent DOE actions. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including us.

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

There has been growing regulatory action and investigations of for-profit companies that offer online education.  A larger competitor has accepted a deal with the DOE to sell or shut down most of its campuses.

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

In the past few years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers were subject to several investigations being conducted by state attorneys general, Congress and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. Higher Education Opportunity Act, or HEOA, contains new requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders and guaranty agencies with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decrease profit margins.

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

If we fail to demonstrate “financial responsibility,” Aspen may lose its eligibility to participate in Title IV programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV programs. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” on page 9 herein. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

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

If our institutional accrediting agency loses recognition by the U.S. Secretary of Education or we fail to maintain our institutional accreditation, we may lose our ability to participate in Title IV programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen is accredited by the DETC, a DOE-recognized accrediting body, if the DOE were to limit, suspend, or terminate the DETC’s recognition, we could lose our ability to participate in the Title IV programs. While the DOE has provisionally certified Aspen, there are no assurances that we will remain certified. If we were unable to rely on DETC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

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

In March 2014, the DOE proposed a new gainful employment rule.   Under the proposed gainful employment rule, programs with high debt-to-earnings ratios or high program-level cohort default rates would lose Title IV eligibility for three years based on a variety of specific scenarios outlined by the DOE.  The final version of the gainful employment rule is expected to be released in October 2014 and go into effect on July 1, 2015.  While the final rule has not yet been released, we anticipate that under this new regulation, the continuing eligibility of our educational programs for Title IV funding may be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

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

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV programs, and has held hearings regarding such matters. In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV programs, or more vigorous enforcement of Title IV requirements.  Additionally, the DOE recently created a special unit for the purpose of monitoring publicly traded for-profit educational institutions.  Moreover, political consideration could result in a reduction of Title IV funding. To the extent that any laws or regulations are adopted that limit or condition Title IV program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business could be materially and adversely affected.

Unfavorable laws and regulations may impede our growth.

Existing and future laws and regulations may create increased regulatory risk, which could impede our growth. These regulations and laws may cover consumer protection, mobile communications, privacy, data protection, electronic communications, pricing and taxation.

Other Risks

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission, or the SEC, has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Over-The-Counter Bulletin Board, or the Bulletin Board, is substantially less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

As of July 25, 2014, our executive officers and directors owned approximately 17.6% of our outstanding common stock.  These shareholders, if they act together, may be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. Until December of 2012, our stock was not eligible to be electronically transferred among DTC participants (broker-dealers) and required delivery of paper certificates as a result of a “chill” imposed by DTC. As a result of becoming “DTC-Eligible”, our common stock is no longer subject to a chill. However, DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the Bulletin Board. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●

Our failure to generate increasing material revenues;

●

Our failure to become profitable or meet our publicly announced goal of achieving positive adjusted Earnings Before Interest, Taxes,  Depreciation and Amortization;

●

Our failure to raise working capital;

●

Our public disclosure of the terms of any financing which we consummate in the future;

●

Disclosure of the results of our monthly payment plan;

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

In 2013, our former Chairman and a company he controls sued us, certain senior management members and our directors in state court in New York seeking damages arising from losses and other matters incurred in the operation of Aspen’s business since May 2011, our filings with the SEC and the DOE where we stated that he and his company borrowed $2.2 million without board authority and our failure to use our best efforts to purchase certain shares of common stock from him. While we have been advised by our counsel that the lawsuit is baseless, we cannot assure you that we will be successful. Defending the litigation will be expensive and divert our management from Aspen’s business. If we are unsuccessful, the damages we pay may be material.  In addition, after dismissal by the Court in New York of certain claims, the Plaintiffs filed a shareholders’ derivative action in the Delaware Chancery Court against most of our directors and a former officer.  While any recovery will be paid to the Company, defense of derivative suits is generally expensive.  See Item 3 “Legal Proceedings” below for a further description of the litigation.

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

ITEM 3. LEGAL PROCEEDINGS.

Spada New York Litigation

By order dated November 4, 2013, the New York Supreme Court dismissed all of Plaintiffs’ claims, except for the claims for breach of contract and defamation per se. Details of the litigation are described below under “Background of Spada New York Litigation.”  In response to the remaining claims, the Company has filed multiple counterclaims for fraud, to recover the $2.2 million the Company asserts was misappropriated by the Plaintiffs and other related claims. Plaintiffs’ moved to dismiss the counterclaims, and that motion is being considered by the Court.

Background of Spada New York Litigation

On February 11, 2013, the former chairman of Aspen University, Mr. Patrick Spada and Higher Education Management Group, Inc., which we refer to as “HEMG”, a corporation he controls, filed suit against the Company, Aspen University Inc., the Company’s Board of Directors, the Company’s Chief Executive and Financial Officers and an unrelated party in the New York Supreme Court located in Manhattan.

The gravamen of Mr. Spada’s claims are that the officers and directors breached their fiduciary duty and defamed Mr. Spada by (a) including false and defamatory statements to the effect that Mr. Spada owes approximately $2 million to the Company in various of the Company’s SEC and Department of Education filings, (b) imprudently managed the Company’s assets by spending too much money on certain marketing and promotional efforts and by using the Company’s funds for expenses which were not intended to benefit the Company. Mr. Spada also claims that the Company breached two separate agreements with Mr. Spada and his company, one of which involved the Company agreeing to purchase certain shares of Aspen stock under certain conditions, and one consulting agreement. As discussed below, the Company believes that none of these claims have any merit in either fact or law.

The Company and the other defendants believe that the suit is baseless and was filed primarily because the Company refused to purchase additional shares of the Plaintiffs’ common stock of the Company on unacceptable terms.

The Plaintiffs’ allegations that false or defamatory statements were included in the Company’s filings are based on the following disclosures in multiple SEC and DOE filings: “…Aspen discovered in November 2011 that HEMG had borrowed $2,195,084 from it from 2005 to 2012 without Board of Directors authority. Aspen has been unable to reach any agreement with Mr. Spada concerning repayment and is considering its options.” In the same filings, the Company disclosed that “There is no agreement with the former chairman that this sum is due and in fact he has denied liability and even claimed that Aspen owes him money.”

The Plaintiffs’ allegations concerning imprudent management of its funds are categorically false. The Company has also been advised that claims of this type can only be brought in what is called a shareholders’ derivative action where, assuming liability, the ultimate beneficiary is the Company and not the Plaintiffs. Counsel has further advised the management of the Company’s affairs and how its funds are expended are protected from a disgruntled stockholder’s opinion of how funds should have been spent by the business judgment rule and the provision in the Company’s charter eliminating liability for such claims. The remaining breach of fiduciary duty claim falsely alleges that travel expenses and work was performed by the Company on behalf of another corporation for which the Company’s Chief Executive Officer then served as Chairman of the Board. Such claims are categorically false, but even if true, like the remaining breach of fiduciary claims, the ultimate beneficiary is the Company and not the Plaintiffs.

The breach of contract claims consist of two distinct claims: first, Aspen University entered into a two-year Consulting Agreement in September 2011 with Mr. Spada. The Company terminated the Consulting Agreement in about November 2011 after it learned of the former Chairman’s $2.2 million unauthorized borrowing without board approval alleging that the Consulting Agreement was induced by fraud.

The second claim arises from an April 4, 2012 Agreement with the Plaintiffs in which only certain of the defendants were parties, which we refer to as the “April Agreement.”  Under the April Agreement, an individual defendant who has never been an officer or director of the Company agreed to purchase from Spada’s corporation 400,000 shares of the Company’s common stock at $0.50 per share. The complaint acknowledges that this purchase occurred. Under the April Agreement, the Company also agreed (i) that it would purchase an additional 600,000 shares from Mr. Spada’s company at $0.50 per share within 90 days from the date of the April Agreement, and (ii) that the Company would use its best efforts to locate a purchaser to buy another 1,400,000 shares at $0.50 per share from Mr. Spada’s company, and once that purchaser was located, to buy the shares and resell them to the new investor. The Company in fact did purchase the additional 600,000 shares and Mr. Spada’s company was paid the proceeds. The Company did use its best efforts to locate a new investor for the final 1,400,000 shares, however, given the fact that the Company during that same timeframe was selling its own common stock at $0.35 per share, it was not able to find any buyers who would pay $0.50 per share. Also, the Company’s obligation to locate a new purchaser expired under the terms of the April Agreement after 180 days, which have long passed. Under the terms of the April Agreement, the Plaintiffs agreed not to file suit against the Company, Aspen University and their officers and directors, unless sued by the Company or Aspen University.

Spada Delaware Litigation

On November 21, 2013, the Plaintiffs’ commenced a derivative action in the Chancery Court of the State of Delaware, asserting mirror image claims that were dismissed in New York against the directors (not the company), for breach of fiduciary duty (by making allegedly false and misleading statements in the public filings), corporate waste (for allegedly spending too much money on marketing), dilution of shareholder equity (for issuing shares which Plaintiffs themselves approved), aiding and abetting breach of fiduciary duty (based on same public filings). The directors have filed a motion to dismiss all of these claims, which motion was argued on July 15, 2014 with decision reserved.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the Bulletin Board, under the symbol “ASPU.” Since March 31, 2011, Aspen Group’s common stock has been quoted on the Bulletin Board. The last reported sale price of Aspen’s common stock as reported by the Bulletin Board on July 28, 2014 was $0.14. As of that date, we had 241 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2014
	April 30	0.20	0.101
	January 31	0.23	0.12
	October 31	0.335	0.176
	July 31	0.51	0.25
Fiscal 2013
	April 30	0.55	0.26
	January 31	0.80	0.50
	October 31	3.75	0.75
	July 31	3.75	3.75

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

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

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. On March 20, 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students the opportunity to pay $250/month for 60 months ($15,000) and master/doctoral students the opportunity to pay $325/month for 36 months ($11,700), thereby giving students the ability to earn a degree debt free. In the four months since the announcement, already 24% of courses are now paid through monthly payment methods.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is an emphasis on post-graduate degree programs (master or doctorate). As of April 30, 2014, 2,485 students were enrolled as full-time degree-seeking students with 2,162 of those students or 87% in a master or doctoral graduate degree program.

Student Population

Aspen’s full-time degree-seeking student body increased by 33% during the fiscal year ended April 30, 2014, from 1,875 to 2,485 students. In addition, 1,087 students are engaged in part-time programs, such as continuing education courses and certificate level programs (includes 506 part-time undergraduate military students).

Our most popular school is now our School of Nursing. Aspen’s School of Nursing has grown from 5% of our full-time, degree-seeking student body at year-end 2011, to 33% of our full-time, degree-seeking student body at April 30, 2014. Aspen’s School of Nursing grew from 376 to 828 students during fiscal year 2014, which represented 74% of Aspen’s fiscal year 2014 full-time degree-seeking student body growth.

Results of Operations

Note:  Because Aspen Group changed its fiscal year from December 31st to April 30th effective April 30, 2013, the comparisons which follow are for the fiscal year ended April 30, 2104 to the calendar year ended December 31, 2012.

For the Year Ended April 30, 2014 Compared with Year Ended December 31, 2012

Revenue

Revenue for the year ended April 30, 2014 increased to $3,981,722 from $2,684,931 for the year ended December 31, 2012, an increase of 48%. The increase is primarily attributable to the growth in revenues from Aspen’s Nursing degree programs which increased to $1,433,972 from $409,938, an increase of 350%.

Our fiscal year 2014 and calendar year 2012 revenues were impacted by the 2010 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students paying full-rate tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. At April 30, 2014, 19% of our class starts on average were from students on the Legacy Tuition Plan. However, those Legacy Tuition Plan students only represented approximately 5% of Aspen’s full-time degree-seeking revenues for the fiscal year ended April 30, 2014. During fiscal year 2015, the number of old Legacy Tuition Plan students will cease to be material.

Cost of Revenues

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs which were previously reported separately.

Instructional Costs and Services

Instructional costs and services for the year ended April 30, 2014, was $836,274, an increase of 13% or $97,663, from the December 31, 2012 amount of $738,611. The increase is primarily attributable to increased enrollment.  As student enrollment levels increase, instructional costs and services should rise commensurately. However, as Aspen increases its full-time degree-seeking student enrollments, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenues.

Marketing and Promotional

Marketing and promotional costs for the year ended April 30, 2014 decreased to $1,023,490, from $1,330,201, for the year ended December 31, 2012, a decrease of 23% or $306,711. This decrease reflects more efficient use of internet advertising and higher conversion rates.  With the cash from our recently completed offering, we expect that beginning in November 2014 internet advertising expenses will increase by approximately $50,000 per month and sales expenses will increase by $60,000 per month.

Gross Profit (exclusive of depreciation or amortization) of Aspen operations rose to $2,121,958 or 53%, for the year ended April 30, 2014, from $616,119 or 23%, for the year ended December 31, 2012.This increase reflects the decrease in influence of the lower tuition paid by the students under the Legacy Tuition Plan and our more efficient marketing programs.

Costs and Expenses

General and Administrative

General and administrative costs for the year ended April 30, 2014, increased to $6,300,229, from $5,508,507 for the year ended December 31, 2012, an increase of 14% or $791,722. This increase reflects a $300,000 increase in stock compensation expense, $200,000 in additional expenses relating to a Title IV program review, $156,000 in warrant expense and $90,000 in legal fees associated with the Spada lawsuit.

Receivable Collateral Valuation Reserve

Due to a change in the estimated value of the collateral supporting the Account Receivable, secured – related party from $1.00/share to $0.35/share based on the financing by Aspen Group that closed September 28, 2012, a non-cash valuation reserve expense of $502,315 was recorded for the year ended December 31, 2012. An additional expense of $123,647 was recognized during the year ended April 30, 2014, for a decrease in the stock price from $0.35 to $0.19.

Depreciation and Amortization

Depreciation and amortization costs for the year ended April 30, 2014, increased by $76,829 to $474,752, from $397,923 for the year ended December 31, 2012, an increase of 19%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen continues the infrastructure build-out initiated in 2011.

Other Income (Expense)

Other expense for the year ended April 30, 2014, increased to $658,341, from $354,418 for the year ended December 31, 2012, an increase of $303,923 or 86%. The increase is primarily attributable to interest expense related to the debentures payable during the period including the related amortization of debt issue costs and the debt discount. In addition, interest expense for the year ended April 30, 2014 included approximately $60,000 in interest paid to the loan from our CEO.

Income Taxes

Income taxes expense (benefit) for the year ended April 30, 2014 and for the year ended December 31, 2012 were $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss allocable to common shareholders for the year ended April 30, 2014, decreased to ($5,350,348) from ($6,048,113) for the year ended December 31, 2012, a decrease of 11%. The decrease is primarily attributable to higher gross profits and management’s efforts to contain costs at all levels.  The losses were also higher in 2012 due to the Reverse Merger and the costs of becoming a publicly-traded company.

Discontinued Operations

As of March 31, 2013, Aspen Group discontinued business activities related to its agreement with CLS 123, LLC, or CLS. See Note 1 of the consolidated financial statements contained herein. The following table details the results of the discontinued operations for the years ended April 30, 2014, and December 31, 2012:

	For the year	For the year
	ended	ended
	April 30,	December 31,
	2014	2012

Revenues	$549,125	$2,332,283

Costs and expenses:
Instructional costs and services	494,213	2,026,928
General and administrative	(29,751)	169,045
Total costs and expenses	464,462	2,195,973

Income (loss) from discontinued operations, net of income taxes	$84,663	$136,310

For the Four Months Ended April 30, 2013 Compared with the Four Months Ended April 30, 2012

Revenue

Revenue from continuing operations for the four months ended April 30, 2013, which we refer to as the 2013 Transition Period increased to $1,229,096 from $745,656 for the four months ended April 30, 2012, or the 2012 Transition Period, an increase of 65%. The increase is primarily attributable to the growth in Aspen student enrollments and the increase in average tuition rates from approximately $500 to $700 for the comparable periods. Of particular note, revenues from Aspen’s Nursing degree program increased to $287,902 during the 2013 Transition Period from $107,640 during the 2012 Transition Period, an increase of 167%.

Our 2013 Transition Period and 2012 Transition Period revenues were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of April 30, 2013, 709 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits diminished steadily over the course of the past 12 months as the population of full-time degree-seeking students paying regular tuition rates increased to 68% of the population and the population of Legacy Tuition Plan students fell to 32%. Accordingly, much as 2012 was affected negatively by the lingering impact of the Legacy Tuition Plan, future revenue should demonstrate a dramatically diminished effect from the Legacy Tuition Plan and a much greater contribution from the growing number of regular rate students. In fact, Aspen Group expects Legacy Tuition Plan students’ contribution to financial results to be immaterial for fiscal year 2015.

Cost of Revenues (exclusive of depreciation and amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs which were previously reported separately.

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

Other Income (Expense)

Other income for the 2013 Transition Period increased to $59,860 from $3,617 in the 2012 Transition Period, an increase of $56,243. The increase is primarily attributable to a tax credit received in Canada related to our technology infrastructure build out.

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

Discontinued Operations

As of March 31, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the consolidated financial statements contained herein. The following table details the results of the discontinued operations for the 2013 Transition Period and 2012 Transition Period:

	For the Four Months
	Ended April 30,
	2013	2012

Revenues	$140,732	$1,077,875

Costs and expenses:
Cost of revenue	126,659	929,362
General and Administrative	126,000	—
Total costs and expenses	252,659	929,362

Income (loss) from discontinued operations, net of income taxes	$(111,927)	$148,513

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before preferred dividends, interest expense, collateral valuation adjustment, bad debt expense, depreciation and amortization, warrant conversion expense, non-recurring charges and amortization of stock-based compensation. Aspen Group excludes the charges from collateral valuation adjustment, bad debt expense and stock based compensation because they are non-cash in nature. The preferred dividends were derived from Aspen. Upon the closing of the Reverse Merger, Aspen preferred stock was exchanged for Aspen Group common stock and dividends will not accrue in the future.  In 2014, Aspen Group excluded non-recurring charges.  Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the year	For the year
	ended	ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
Net loss allocable to common shareholders	$(5,350,348)	$(6,048,113)	$(1,402,982)	$(2,213,119)
Accretion of preferred dividends	—	37,379	—	37,379
Interest Expense, net of interest income	230,931	93,824	6,407	2,261
Bad Debt Expense	154,732	302,952	37,000	32,955
Depreciation & Amortization	474,752	397,923	159,269	121,812
Receivable collateral valuation reserve	123,647	502,315	—	—
Amortization of prepaid services	285,084	113,000	—	—
Amortization of debt issue costs	131,657	266,473	—	—
Amortization of debt discount	294,640	—	—	—
Warrant conversion exercise expense	156,952	—	—	—
Non-recurring charges	504,973	—	—	—
Stock-based compensation	608,429	347,657	154,062	81,605
Adjusted EBITDA (Loss)	$(2,384,551)	$(3,986,590)	$(1,046,244)	$(1,937,107)

The following table presents a reconciliation of Gross Profit (exclusive of depreciation and amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the year	For the year
	ended	ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
				(Unaudited)
Revenues	$3,981,722	$2,684,931	$1,229,096	$745,656

Costs of revenues (exclusive of depreciation and amortization shown separately	1,859,764	2,068,812	749,930	865,408

Gross profit (exclusive of depreciation and amortization	2,121,958	616,119	479,166	(119,752)
	53%	23%	39%	-16%
Amortization expenses excluded from cost of revenues	439,937	368,014	145,331	112,286

GAAP gross profit	$1,682,021	$248,105	$333,835	$(232,038)
	42%	9%	27%	-31%

For the year ended April 30, 2014, the Gross Profit (exclusive of depreciation and amortization) was $2,122,008 or 53% vs. a gross profit of $616,119 or 23% for the year ended December 31, 2012, an increase of $1,505,889 or a margin increase of 30%. The increase in Gross Profit (exclusive of depreciation and amortization) and gross margin percentage is primarily the result of the growth in tuition revenues and the increase in average tuition rates, coupled with the efficiencies realized in lower cost per exclusive leads and higher enrollments noted above.

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

Capital Resources and Liquidity

A summary of our cash flows is as follows:

	For the Year	For the Year
	Ended	Ended	Four Months Ended
	April 30,	December 31,	April 30,
	2014	2012	2013	2012

Net cash used in operating activities	$(3,664,964)	$(4,522,710)	$(918,941)	$(1,132,264)
Net cash used in investing activities	(995,652)	(619,801)	(166,395)	(59,511)
Net cash provided by financing activities	4,114,283	4,901,548	1,041,540	938,765
Net cash provided by discontinued operations	68,731	51,599	191,540	78,398
Net increase (decrease) in cash and cash equivalents	$(477,602)	$(189,364)	$147,744	$(174,612)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended April 30, 2014 totaled ($3,664,964) and resulted primarily from a net loss from continuing operations of ($5,435,011) offset by non-cash items of $2,229,893 and a net change in operating assets and liabilities of ($459,847). Net cash used in operating activities include non-recurring expenses of $504,973 which are comprised of primarily professional fees related to activities discussed previously (see General & Administrative Expense above).

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

Net cash used in operating activities during the 2012 Transition Period totaled ($1,132,264) and resulted primarily from a net loss of ($2,213,119) offset by non-cash items of $236,372 and a net change in operating assets and liabilities of $957,361.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended April 30, 2014 totaled ($995,652) and resulted primarily from capitalized technology and courseware expenditures of ($392,527) and a net increase of restricted cash of ($603,125).

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

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the year ended April 30, 2014 totaled $4,114,283 which resulted primarily from proceeds from the net issuance of debt and equity securities and warrants of $3,389,299 offset by issuance costs of ($48,240), proceeds from a warrant exercise of $804,049, a debt repayment of ($25,000) and a reduction of a line of credit of ($5,824).

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

Liquidity and Capital Resources

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

As of July 29, 2014, our cash balances (excluding $898,225 in restricted cash) were approximately $1,790,000.  On July 29, 2014, we raised approximately $1,630,000 from an initial closing of a $4,030,000 private placement; the offering continues until August 31, 2014. No broker-dealer was involved. We expect to receive at least $1,870,000 in additional proceeds. If we raise at least a total of $3,500,000 in this private placement, we plan to use the proceeds to pre-pay our $2,240,000 in debentures. Installments of $560,000 in principal plus accrued interest are due November 1, 2014 and January 1, 2015 with the final principal installment of $1,120,000 due April 1, 2015.

If we raise less than $3,500,000, we expect we will need to complete a financing no later than late March 2015 to pay the debentures. Depending on the final proceeds in the current offering, we may not be able to expand our sales and marketing as anticipated beginning in November, which will affect our growth.

Depending on our cash position, we may spend approximately $500,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated across growth initiatives including expansion of Aspen’s call center activities subject to academic courseware development and further improvements in Aspen’s technology infrastructure. Depending on management’s efforts to realize efficiencies in technology development, our capital expenditures may be less than anticipated.

Our cash balances are kept liquid to support our needs. The majority of our cash is concentrated in large financial institutions.

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

Related Party Transactions

Our Chief Executive Officer has loaned us $1,600,000.  In July 2014, he extended the due dates of two $300,000 convertible notes and a $1,000,000 note payable until January 1, 2016.

In March 2014, our former Chief Financial Officer resigned to pursue other interests. Effective November 1, 2014, we entered into a consulting agreement with him and agreed to pay him $150,000 for services as a part-time consultant.

New Accounting Pronouncements

See Note 2 to our April 30, 2014 consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding liquidity and capital expenditures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://ir.aspen.edu/governance-documents) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2014.

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

Aspen Group, Inc.

Date: July 29, 2014	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 29, 2014
Michael Mathews

/s/ Janet Gill	Chief Financial Officer	July 29, 2014
Janet Gill	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	July 29, 2014
Dr. Michael D’Anton

/s/ C. James Jensen	Director	July 29, 2014
C. James Jensen

Director
Andrew Kaplan

/s/ David E. Pasi	Director	July 29, 2014
David E. Pasi

Director
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	July 29, 2014
Dr. John Scheibelhoffer

/s/ Paul Schneier	Director	July 29, 2014
Paul Schneier

/s/ Rick Solomon	Director	July 29, 2014
Rick Solomon

Aspen Group, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of April 30, 2014 and 2013	F-3
Consolidated Statements of Operations for the year ended April 30, 2014, the four months ended April 30, 2013 and 2012 (unaudited) and for the year ended December 31, 2012	F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended April 30, 2014, the four months ended April 30, 2013, and for the year ended December 31, 2012	F-6
Consolidated Statements of Cash Flows for the year ended April 30, 2014, the four months ended April 30, 2013 and 2012 (unaudited) and for the year ended December 31, 2012	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended April 30, 2014, the four months ended April 30, 2013 and the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended April 30, 2014, the four months ended April 30, 2013 and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 29, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270• Toll Free: (866) CPA-8500• Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$247,380	$724,982
Restricted cash	868,298	265,173
Accounts receivable, net of allowance of $221,537 and $72,535 respectively	649,890	364,788
Prepaid expenses	45,884	165,426
Net assets from discontinued operations (Note 1)	5,250	113,822
Total current assets	1,816,702	1,634,191

Property and equipment:
Call center equipment	122,653	121,313
Computer and office equipment	66,118	61,036
Furniture and fixtures	36,446	32,914
Library (online)	100,000	100,000
Software	1,894,215	1,518,142
	2,219,432	1,833,405
Less accumulated depreciation and amortization	(938,703)	(569,665)
Total property and equipment, net	1,280,729	1,263,740
Courseware, net	108,882	208,095
Accounts receivable, secured - related party, net of allowance of $625,963 and $502,315 respectively	146,831	270,478
Debt issuance costs, net	205,515	—
Other assets	25,181	25,181

Total assets	$3,583,840	$3,401,685

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2014	2013
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$454,783	$313,405
Accrued expenses	143,975	128,569
Deferred revenue	653,518	904,590
Refunds Due Students	288,121	253,883
Loan payable to stockholder	491	491
Deferred rent, current portion	13,699	10,418
Convertible notes payable, current portion	175,000	200,000
Debenture payable, net of discounts of $452,771	1,787,229	—
Net liabilities from discontinued operations (Note 1)	—	124,504
Total current liabilities	3,516,816	1,935,860

Line of credit	244,175	250,000
Loan payable officer – related party	1,000,000	—
Convertible notes payable – related party	600,000	600,000
Deferred rent	7,751	21,450
Total liabilities	5,368,742	2,807,310

Commitments and contingencies - See Note 10

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 120,000,000 shares authorized, 73,414,478 issued and 73,214,478 outstanding at April 30,2014 58,573,222 issued and 58,373,222 outstanding at April 30, 2013	73,414	58,573
Additional paid-in capital	16,302,118	13,345,888
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(18,090,434)	(12,740,086)
Total stockholders’ equity (deficiency)	(1,784,902)	594,375

Total liabilities and stockholders’ equity (deficiency)	$3,583,840	$3,401,685

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
				(Unaudited)
Revenues	$3,981,722	$2,684,931	$1,229,096	$745,656

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,859,764	2,068,812	749,930	865,408
General and administrative	6,300,229	5,508,507	1,670,812	2,123,685
Receivable collateral valuation reserve	123,647	502,315	—	—
Depreciation and amortization	474,752	397,923	159,269	121,812
Total costs and expenses	8,758,392	8,477,557	2,580,011	3,110,905

Operating loss from continuing operations	(4,776,670)	(5,792,626)	(1,350,915)	(2,365,249)

Other income (expense):
Interest income	1,035	4,592	330	672
Interest expense	(659,997)	(364,889)	(6,737)	(2,934)
Gain on disposal of property and equipment	—	5,879	—	5,879
Other Income	621	—	66,267	—
Total other expense	(658,341)	(354,418)	59,860	3,617

Loss from continuing operations before income taxes	(5,435,011)	(6,147,044)	(1,291,055)	(2,361,632)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(5,435,011)	(6,147,044)	(1,291,055)	(2,361,632)

Discontinued operations (Note 1)
Income (loss) from discontinued operations, net of income taxes	84,663	136,310	(111,927)	148,513

Net loss	(5,350,348)	(6,010,734)	(1,402,982)	(2,213,119)

Cumulative preferred stock dividends	—	(37,379)	—	(37,379)

Net loss allocable to common stockholders	$(5,350,348)	$(6,048,113)	$(1,402,982)	$(2,250,498)

Loss per share from continuing operations - basic and diluted	$(0.09)	$(0.17)	$(0.02)	$(0.11)
Income per share from discontinued operations - basic and diluted	$0.00	$0.00	$(0.00)	$0.01
Net loss per share allocable to common stockholders – basic and diluted	$(0.09)	$(0.17)	$(0.03)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	62,031,861	35,316,681	56,089,884	21,135,361

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Year Ended April 30, 2014, the Four Months Ended April 30, 2013 and the Year Ended December 31, 2012

										Total
	Preferred Stock						Additional			Stockholders'
	Series B		Series C		Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at December 31, 2011	368,411	$368	11,307,450	$11,307	11,837,930	$11,838	$3,275,296	$—	$(5,326,370)	$(2,027,561)
Conversion of all preferred shares into common shares	(368,411)	(368)	(11,307,450)	(11,307)	13,677,274	13,677	3,467,983	—	—	3,469,985
Recapitalization	—	—	—	—	9,760,000	9,760	(30,629)	—	—	(20,869)
Conversion of convertible notes into common shares	—	—	—	—	5,293,152	5,293	1,770,532	—	—	1,775,825
Issuance of common shares and warrants for cash, net of offering costs of $446,764	—	—	—	—	9,920,000	9,920	3,015,316	—	—	3,025,236
Issuance of common shares and warrants due to price protection	—	—	—	—	4,516,917	4,517	(4,517)	—	—	—
Issuance of common shares and warrants to settle accrued interest	—	—	—	—	202,446	203	70,451	—	—	70,654
Treasury shares acquired for cash	—	—	—	—	(264,000)	(264)	(131,736)	(70,000)	—	(202,000)
Issuance of common shares for services	—	—	—	—	200,000	200	69,800	—	—	70,000
Issuance of common shares and warrants for services	—	—	—	—	100,000	100	42,900	—	—	43,000
Issuance of stock options to officers to settle accrued payroll	—	—	—	—	—	—	238,562	—	—	238,562
Issuance of stock options to officers to settle note payable	—	—	—	—	—	—	22,000	—	—	22,000
Stock-based compensation	—	—	—	—	—	—	347,657	—	—	347,657
Net loss, 2012	—	—	—	—	—	—	—	—	(6,010,734)	(6,010,734)
Balance at December 31, 2012	—	—	—	—	55,243,719	55,244	12,153,615	(70,000)	(11,337,104)	801,755

Issuance of common shares and warrants for cash, net of offering costs of $123,788	—	—	—	—	3,329,503	3,329	1,038,211	—	—	1,041,540
Stock-based compensation	—	—	—	—	—	—	154,062	—	—	154,062
Net loss, Four Months Ended April 30, 2013	—	—	—	—	—	—	—	—	(1,402,982)	(1,402,982)
Balance at April 30, 2013	—	—	—	—	58,573,222	58,573	13,345,888	(70,000)	(12,740,086)	594,375

Issuance of common shares for investor relation services	—	—	—	—	617,143	617	215,383	—	—	216,000
Offering cost for professional services from private placement	—	—	—	—	—	—	(48,240)	—	—	(48,240)
Stock-based compensation	—	—	—	—	—	—	608,429	—	—	608,429
Warrants issued in financing	—	—	—	—	—	—	483,881	—	—	483,881
Warrants exercised	—	—	—	—	7,006,064	7,006	797,043	—	—	804,049
Warrant Modification	—	—	—	—	—	—	156,952	—	—	156,952
Shares issued for price protection	—	—	—	—	3,270,678	3,271	(3,271)	—	—	—
Issuance of common shares for cash	—	—	—	—	3,947,371	3,947	746,053	—	—	750,000
Net loss, Year Ended April 30, 2014	—	—	—	—	—	—	—	—	(5,350,348)	(5,350,348)
Balance at April 30, 2014	—	$—	—	$—	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
				(Unaudited)
Cash flows from operating activities:
Net loss	$(5,350,348)	$(6,010,734)	$(1,402,982)	$(2,213,119)
Less income (loss) from discontinued operations	84,663	136,310	(111,927)	148,513
Loss from continuing operations	(5,435,011)	(6,147,044)	(1,291,055)	(2,361,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	154,732	133,907	37,000	32,955
Receivable collateral valuation reserve	123,647	502,315	—	—
Amortization of debt issuance costs	131,657	266,473	—	—
Amortization of debt discount	294,640	—	—	—
Gain on disposal of property and equipment	—	(5,879)	—	(5,879)
Depreciation and amortization	474,752	397,923	159,269	121,812
Loss on settlement of accrued interest	—	3,339	—	3,339
Issuance of convertible notes in exchange for services rendered	—	38,175	—	38,175
Stock-based compensation	608,429	347,657	154,062	81,605
Warrant modification expense	156,952	—	—	—
Common shares and warrants issued for services rendered	285,084	113,000	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(439,834)	(327,524)	(288,117)	(30,001)
Prepaid expenses	50,456	(89,265)	27,107	(44,683)
Other current assets	—	(68,790)	69,000	210
Other assets	—	(18,622)	—	—
Accounts payable	141,378	(186,701)	97,609	727,214
Accrued expenses	15,405	252,771	52,658	191,532
Deferred rent	(10,418)	(4,291)	10,593	(1,073)
Title IV funds in transit	34,238	—	—	—
Deferred revenue	(251,071)	200,846	121,933	114,162
Other current liabilities	—	69,000	(69,000)	—
Net cash used in operating activities	(3,664,964)	(4,522,710)	(918,941)	(1,132,264)

Cash flows from investing activities:
Cash acquired as part of merger	—	337	—	(378)
Purchases of property and equipment	(386,027)	(479,846)	(166,214)	(200,933)
Purchases of courseware	(6,500)	(25,300)	—	(8,200)
Increase in restricted cash	(603,125)	(264,992)	(181)	—
Proceeds received from officer loan repayments	—	150,000	—	150,000
Net cash used in investing activities	(995,652)	(619,801)	(166,395)	(59,511)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year	For the Year
	Ended	Ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
				(Unaudited)
Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	—	16,785	—	(8,215)
Proceeds from issuance of common shares and warrants, net	750,000	3,025,236	1,041,540	—
Principal payments on notes payable	(25,000)	—	—	—
Proceeds received from issuance of convertible notes and warrants	1,639,298	1,706,000	—	1,059,000
Proceeds from related party for convertible notes	—	600,000	—	—
Proceeds from related party for note	1,000,000	—	—	—
Disbursements for debt issuance costs	(48,240)	(266,473)	—	(112,020)
Proceeds from warrant exercise	804,049	—	—	—
Payments for line of credit	(5,824)	—	—	—
Proceeds from note payable	—	22,000	—	—
Disbursements to purchase treasury shares	—	(202,000)	—	—
Net cash provided by financing activities	4,114,283	4,901,548	1,041,540	938,765

Cash flows from discontinued operations:
Cash flows from operating activities	68,731	51,599	191,540	78,398
Net cash provided by discontinued operations	68,731	51,599	191,540	78,398

Net increase (decrease) in cash and cash equivalents	(477,602)	(189,364)	147,744	(174,612)

Cash and cash equivalents at beginning of period	724,982	766,602	577,238	766,602

Cash and cash equivalents at end of period	$247,380	$577,238	$724,982	$591,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$273,781	$1,494	$2,681
Cash paid for income taxes	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of all preferred shares into common shares	$—	$3,469,985	$—	$3,469,985
Conversion of convertible notes payable into common shares	$—	$1,775,825	$—	$20,000
Issuance of stock options to officers to settle accrued payroll	$—	$238,562	$—	$—
Conversion of loans payable to convertible notes payable	$—	$200,000	$—	$200,000
Issuance of common shares and warrants to settle accrued interest	$—	$70,654	$—	$—
Issuance of stock options to officers to settle note payable	$—	$22,000	$—	$22,000
Liabilities assumed in recapitalization	$—	$21,206	$—	$21,206
Settlement of notes payable by disposal of property and equipment	$—	$15,151	$—	$15,151
Issuance of convertible notes payable to pay accounts payable	$—	$11,650	$—	$11,650
Issuance of common shares for prepaid services	$216,000	$—	$—	$—
Warrant value recorded as debt issue cost	$94,316	$—	$—	$—
Warrant value recorded as debt discount	$389,565	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Note 1. Nature of Operations and Liquidity

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

On April 25, 2013, our Board of Directors approved a change in our fiscal year-end from December 31 to April 30, with the change to the calendar year reporting cycle beginning May 1, 2013. Consequently, we filed a Transition Report on Form 10-KT for the four-month transition period ended April 30, 2013. References in this report to fiscal 2012 indicate the calendar year ended December 31, 2012. Financial information in these notes with respect to the four months ended April 30, 2012 is unaudited.

Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our full-time degree-seeking students (as of April 30, 2014) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

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

	For the year	For the year
	ended	ended	For the
	April 30,	December 31,	Four Months Ended April 30,
	2014	2012	2013	2012
				(Unaudited)

Revenues	$549,125	$2,332,283	$140,732	$1,077,875

Costs and expenses:
Instructional costs and services	494,213	2,026,928	126,659	929,362
General and administrative	(29,751)	169,045	126,000	—
Total costs and expenses	464,462	2,195,973	252,659	929,362

Income (loss) from discontinued operations, net of income taxes	$84,663	$136,310	$(111,927)	$148,513

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	April 30,	April 30,
	2014	2013
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $481,531 and $295,045, respectively	5,250	113,822
Other current assets	—	—
Net assets from discontinued operations	$5,250	$113,822

Liabilities
Accounts payable	$—	$1,178
Accrued expenses	—	70,201
Deferred revenue	—	53,125
Net liabilities from discontinued operations	$—	$124,504

Liquidity

At April 30, 2014, the Company had a cash balance of approximately $1.1 million which includes $868,000 of restricted cash.  In July, 2014, the company completed a financing of $1,631,500 which is part of a total financing of $4,030,000.  With the additional cash raised in the financing, the growth in the company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to grow.  Management expects that the Company will attain positive cash flow in the quarter ending October 31, 2014.

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

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs, as well as funds held in escrow. The company considers $868,298 and $265,173 as restricted cash (shown as a current asset as of April 30, 2014 and April 30, 2013 respectively).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

Refunds Due Students

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. Until forwarded to the student, this amount is captured in a current liability account called Title IV Funds in Transit. Typically, the funds are paid to the students within two weeks.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

Reclassifications

For the year ended December 31, 2012, the Company reclassified $273,225, from Cost of Revenues to General and Administrative, both within Operating Expenses:

	For the Year Ended December 31, 2012
	Reclassifications
					Financial
	As	Dues,		Executive	Aid
	Previously	Fees, &	Consulting	Academic	Processing	As
	Reported	Licenses	Expense	Chair	Costs	Reclassified
Operating Expenses:
Cost of Revenues	$2,342,037	(32,234)	(111,927)	(105,500)	(23,564)	$2,068,812
General and administrative	5,235,282	32,234	111,927	105,500	23,564	5,508,507
Receivable Collateral Valuation Reserve	502,315					502,315
Depreciation and amortization	397,923					397,923
Total Operating Expenses	$8,477,557					$8,477,557

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

Net Loss Per Share

Net loss per share of common stock is based on the weighted average number of shares outstanding during each year. Options to purchase 10,746,412 shares of common stock, warrants to purchase 23,144,005 shares of common stock, and $775,000 of convertible debt (convertible into 1,225,564 shares of common stock) were outstanding during the year ended April 30, 2014, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. Options to purchase 7,614,381 shares of common stock, warrants to purchase 9,090,292 shares of common stock, and $800,000 of convertible debt (convertible into 1,357,143 shares of common stock) were outstanding during the four months ended April 30, 2013, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. Options to purchase 6,972,967 shares of common stock, warrants to purchase 8,112,696 shares of common stock, and $800,000 of convertible debt (convertible into 1,357,143 shares of common stock) were outstanding during the year ended December 31, 2012, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per shares of common stock when their effect is dilutive.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2014 and April 30, 2013:

	April 30,	April 30,
	2014	2013

Accounts receivable	$871,427	$437,323
Less: Allowance for doubtful accounts	(221,537)	(72,535)
Accounts receivable, net	$649,890	$364,788

Bad debt expense for the years ended April 30, 2014, and December 31, 2012, and four months ended April 30, 2013 and 2012, were $154,732, $133,907, $37,000, and $32,955 respectively.

Note 4. Secured Accounts and Notes Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Aspen Series C preferred shares (automatically converted to 654,850 shares of common stock on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and Aspen’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, Aspen’s CEO, pledged 117,943 shares of common stock of Aspen, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, Aspen deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 shares of common stock of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 shares of common stock of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 shares of common stock of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 shares of common stock of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 shares of common stock of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 shares of common stock of the Company without having enough authorized shares and a stockholder did not receive 11,000 shares of common stock of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. However, the Company has elected to show as long term due to the expectation that no collection will occur within 1 year. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the company recognized an expense of $123,647 during the year ended April 30, 2014. As of April 30, 2014 and April 30, 2013, the balance of the account receivable, net of allowance, was $146,831 and $270,478, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Note 5. Property and Equipment

Property and equipment consisted of the following at April 30, 2014 and 2013:

	April 30,	April 30,
	2014	2013

Call center	$122,653	$121,313
Computer and office equipment	66,118	61,036
Furniture and fixtures	36,446	32,914
Library (online)	100,000	100,000
Software	1,894,215	1,518,142
	2,219,432	1,833,405
Accumulated depreciation and amortization	(938,703)	(569,665)
Property and equipment, net	$1,280,729	$1,263,740

Depreciation expense for the years ended April 30, 2014, and December 31, 2012, and four months ended April 30, 2013 and 2012, were $369,039, $256,363, $113,794, and $ 73,718 respectively. Accumulated depreciation amounted to $938,703 and $569,665 as of April 30, 2014 and April 30, 2013 respectively. Amortization expense for software, included in the above amounts, for the years ended April 30, 2014, and December 31, 2012, and four months ended April 30, 2013 and 2012, were $334,224, $226,454, $99,855, and $64,192 respectively. Software consisted of the following at April 30, 2014 and April 30, 2013:

	April 30,	April 30,
	2014	2013

Software	$1,894,215	$1,518,142
Accumulated amortization	(720,823)	(386,599)
Software, net	$1,173,392	$1,131,543

Estimated amortization expense of software is as follows:

Year Ending April 30,
2015	$378,843
2016	377,977
2017	255,265
2018	122,230
2019	39,077
Total	$1,173,392

Note 6. Courseware

Courseware costs capitalized were $6,500 and $25,300 for the years ended April 30, 2014 and December 31, 2012, respectively. No courseware costs were capitalized for the fours month ended April 30, 2013 and courseware costs of $8,200 were capitalized during the four months ended April 30, 2012.

Courseware consisted of the following at April 30, 2014, and 2013:

	April 30,	April 30,
	2014	2013

Courseware	$2,104,038	$2,097,538
Accumulated amortization	(1,995,156)	(1,889,443)
Courseware, net	$108,882	$208,095

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Amortization expense for courseware for the years ended April 30, 2014, and December 31, 2012, and four months ended April 30, 2013 and 2012, were $105,713, $141,560, $45,476, and $48,094 respectively.

Estimated future amortization expense of course curricula as of April 30, 2014 is as follows:

Year Ending April 30,
2015	$66,317
2016	29,030
2017	10,396
2018	2,306
2019	833
Total	$108,882

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2014 and 2013:

	April 30,	April 30,
	2014	2013

Accrued compensation	$—	$44,692
Accrued Interest	84,921	28,848
Other accrued expenses	59,054	55,029
Accrued expenses	$143,975	$128,569

Note 8. Loans Payable – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. On September 25, 2013, as a term of the convertible debenture issued as discussed in Note 9, the maturity of the $1,600,000 owed to the CEO was extended to April 2, 2015. On July 16, 2014, the maturity of the debt to the CEO was extended to January 1, 2016.

Note 9. Notes Payable

Convertible Notes Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable to three individuals, of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into shares of common stock of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue dates. These loans (now convertible promissory notes) were originally due February of 2014 and, have been included in short-term liabilities as of April 30, 2014 and 2013. Two of the above mentioned notes were modified in February 2014, see below and one is currently in default.

On February 18, 2014 the company renegotiated the terms of one of the $50,000 convertible notes, specifically the one dated February 27, 2012. The maturity date was extended to December 1, 2014 and the conversion price has been reduced to $0.19 per share. The interest rate has been amended to 3.25% from February 27, 2012. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date.

On February 28, 2014 the company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 will be made on August 1, 2014 and $50,000 on December 1, 2014. The interest rate was raised to 3.25% from February 25, 2012. The conversion price was reduced to $0.19 per share. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into shares of common stock of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. On September 25, 2013, the maturity of the debt to the CEO, has been extended to April 5, 2015. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016. There was no accounting effect for these modifications. (See Note 15).

On February 29, 2012 (the "Effective Date"), the Company retained the investment bank of Laidlaw & Company (UK) Ltd. ("Laidlaw") on an exclusive basis for the purpose of raising up to $6,000,000 (plus up to an additional $1,200,000 million to cover over-allotments at the option of Laidlaw) through two successive best-efforts private placements of the Company's securities following the reverse merger. Each Unit in the Phase One financing consisted of: (i) senior secured convertible notes (the "Convertible Notes"), bearing 10% interest, convertible into the Company's shares of common stock at the lower of (a) $1.00 or (b) 95% of the per share purchase price of any shares of common stock (or common stock equivalents) issued on or after the original issue date of the note and (ii) five-year warrant to purchase that number of the Company's shares of common stock equal to 25% of the convertible note amount. As of June 30, 2012, the Company, without the assistance of any broker-dealer, raised $150,000 from the sale of 3.0 Units. Laidlaw raised $1,289,527 (net of debt issuance costs of $266,473) from the sale of 31.12 Units (including Convertible Notes payable and an estimated 389,000 warrants). Mandatory conversion was to occur on the initial closing of the Phase Two financing, which occurred September 28, 2012. The Convertible Notes (as extended) had a maturity date of September 30, 2012, carried provisions for price protection and contained registration rights. For the Phase One financing, Laidlaw received a cash fee of 10% of aggregate funds raised along with a five-year warrant (the "Laidlaw Warrant") equal to 10% of the common stock reserved for issuance in connection with the Units. Separately, Laidlaw required an activation fee of $25,000. The Phase Two financing consisted of Units offered at $0.35 per Unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share. The Convertible Notes embedded conversion options did not qualify as derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market and there was no beneficial conversion value since the conversion price equaled the fair value of the shares. As a result of proceeds received on September 28, 2012 in the Phase Two financing, all of the $1,706,000 (face value) of Convertible Notes were automatically converted into 5,130,795 shares of common stock at the contractual rate of $0.3325 per share. Moreover, the warrants issuable upon conversion of the Convertible Notes became fixed and determinable and caused to be outstanding 426,500 warrants to acquire shares of common stock at $0.3325 per share. In addition, 202,334 shares of common stock and 50,591 five-year warrants exercisable at $0.3325 per share were issued to settle $67,276 of accrued interest on the aforementioned Convertible Notes. Accordingly, a loss of $3,339 was recognized in general and administrative expenses upon settlement (See Note 12).

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

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On September 25, 2013, as a term of the convertible debenture issued as discussed further in this Note, the maturity of the debt to the CEO has been extended to April 5, 2015. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016. There was no accounting effect for these modifications. (See Note 15).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

As of April 30, 2013, the aggregate amount of convertible notes payable outstanding was $800,000, of which $200,000 is included in current liabilities and $600,000 is included in long-term liabilities. As of April 30, 2014, the aggregate amount of convertible notes payable net of original issue discount outstanding was $3,562,229, of which $1,600,000, is included in long term liabilities and $1,962,229 is included in current liabilities. As of April 30, 2014, the convertible notes embedded conversion options were not accounted for as bifurcated derivatives since the conversion shares were not readily convertible to cash due to an inactive trading market.

Notes payable consisted of the following at April 30, 2014 and 2013:

	April 30,	April 30,
	2014	2013
Note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5% [A] [D]	$300,000	$300,000
Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19% [A] [D]	300,000	300,000
Note payable - originating February 25, 2012; no monthly payments required [B]	75,000	100,000
Note payable - originating February 27, 2012; no monthly payments required [C]	50,000	50,000
Note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014 (In default at April 30, 2014)	50,000	50,000
Loan Payable Officer - related party originating June 28, 2013; no monthly payments required; bearing interest at 10%; maturing January 1, 2016 [D]	1,000,000	—
Debentures payable, net of OID	1,787,229	—
Total	3,562,229	800,000
Less: Current maturities (loans payable)
Less: Current maturities (notes payable)	(175,000)	(200,000)
Less: Current maturities (Debentures Payable)	(1,787,229)
Subtotal	1,600,000	600,000
Less: amount due after one year for notes payable	—	—
Amount due after one year for convertible notes payable	$1,600,000	$600,000

———————

[A] - Effective September 4, 2012, note amended to provide a maturity date of August 31, 2013. Effective December 17, 2012, note further amended to provide a maturity date of August 31, 2014. On September 25, 2013, maturity date had been extended to April 5, 2015. On July 16, 2014, the maturity date had been extended to January 1, 2016.

[B] - Effective February 28, 2014 the note was amended to provide a maturity date of December 1, 2014 and interest rate of 3.25%.

[C] - Effective February 18, 2014 the note was amended to provide a maturity date of December 1, 2014 and interest rate of 3.25%.

[D] – Effective July 16, 2014 the note was amended to provide a maturity date of January 1, 2016.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Future maturities of notes payable as of April 30, 2014 are as follows:

Year Ending April 30,
2015	$—
2016	1,600,000
$1,600,000

Note 10. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at April 30, 2014). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of April 30, 2014 and 2013 was $244,175 and $250,000 respectively. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at April 30, 2014 and 2013 was $5,825 and $0 respectively.

Operating Leases

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis with monthly rent payments of $3,816 per month.

The Company leases office space for its developers in Dieppe, NB, Canada on a month-to-month basis with monthly rent payments of $1,675 per month.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2014:

Year Ending April 30,
2015	$144,332
2016	72,427
2017	—
Total minimum payments required	$216,759

Rent expense for the years ended April 30, 2014, and December 31, 2012, and four months ended April 30, 2013 and 2012, were $210,977, $140,783, $64,724, and $44,828, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which were performance-based in nature. As of April 30, 2013, the Company had entered into five employment agreements whereby the Company was obligated to pay an annual performance bonus ranging from 50% to 100% of the employee’s base salary based upon the achievement of pre-established milestones. Such annual bonuses were to be paid one-half in cash and the remainder in shares of common stock of the Company. As of April 30, 2014, no performance bonuses have been earned.

Consulting Agreement

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

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim.   On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York.  Discovery is currently being pursued by the parties.

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant. The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. On February 28, 2014, the Company filed a motion to dismiss the complaint. In July 2014, the court heard oral argument and reserved decision.

While the Company has been advised by its counsel that these lawsuits are baseless, the Company cannot provide any assurance as to the ultimate outcome of the cases. Defending the lawsuits will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013. On January 30, 2014, the DOE provided Aspen University with an option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $1,696,445, or to remain provisionally certified by increasing the 25% letter of credit to $848,225.  Aspen informed the DOE of its desire to remain provisionally certified and posted the $848,225 letter of credit by the DOE on April 14, 2014. The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 “Restricted Cash”).

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Unauthorized Borrowings

During 2005 through 2011, the Company advanced funds without board authority to both Patrick Spada (former Chairman of the Company) and HEMG, of which Patrick Spada is President (See Note 15). Mr. Spada and HEMG have denied taking any advances (See “Legal Matters” above).

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

Note 12. Stockholders’ Equity (Deficiency)

Stock Dividends and Reverse Split

On February 23, 2012, Aspen approved a stock dividend of one new share of Aspen for each share presently held. Following the stock dividend, Aspen approved a one-for-two reverse stock split as of the close of business on February 24, 2012 in which each two shares of common stock shall be combined into one share of common stock. This was done in order to reduce the conversion ratio of the Aspen convertible preferred stock for all Series to 1 for 1 except for Series C, which then had a conversion ratio of 0.8473809. All share and per share data has been retroactively adjusted to reflect the stock splits.

Preferred Stock

On March 13, 2012, all preferred shares were automatically converted into shares of common stock and, based on the terms of the preferred shares (See below).

Common Stock

On March 13, 2012, all of the outstanding preferred shares of the Company were automatically converted into 13,677,274 shares of common stock of Aspen Group, Inc. (See Note 11).

Pursuant to the recapitalization discussed below and under generally accepted accounting rules, the Company is deemed to have issued 9,760,000 shares of common stock to the original stockholders of Aspen Group, Inc. Technically, no shares were issued since the original stockholders owned their shares prior to March 13, 2012.

In April 2012, the Company issued 20,000 shares of common stock upon the conversion of $20,000 of convertible notes payable (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

As part of two contracts entered into during the year ended April 30, 2014, the Company issued restricted stock to two firms as part of their fees for services. The fair value of the stock issued was set up as a prepaid expense and was amortized over the service period of the contract.  Since the contract was terminated, the full amount was recognized during the three months ended January 31, 2014. On June 27, 2013, the Company issued one firm 317,143 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to an investor relations firm pursuant to a service agreement with two service components, one for three months and one for 12 months. The $111,000 of expense was being recognized in two pieces, $90,000 over 12 months and $21,000 over three months. On July 24, 2013, the Company issued the second firm 300,000 shares of its common stock valued at $0.35 per share (based on recent sales of shares by the Company) to a business development consultant pursuant to a six month consulting agreement. The $105,000 of expense was being amortized over the life of the contract. Since the contract was terminated, the unamortized balance was recognized as an expense in the year ended April 30, 2014.

The Company issued 7,006,064 shares of common stock and received $804,049 in connection with warrant exercises more fully described below.

As a result of the warrant modifications and exercises described below, the Company issued 3,270,678 shares of common stock as price protection on prior cash investments.

On March 10, 2014, several members of the Board of Directors paid $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.  On April 24, 2014, an investor paid $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share.  On April 30, 2014, a Director paid $100,000 in exchange for 526,318 shares of common stock and 526,318 warrants at $0.19 per share.

Recapitalization

On March 13, 2012 (the “recapitalization date”), Aspen University was acquired by Aspen Group, Inc., an inactive publicly-held company, in a reverse merger transaction accounted for as a recapitalization of Aspen University (the “Recapitalization” or the “Reverse Merger”). The common and preferred stockholders of the Company received 25,515,204 shares of common stock of Aspen Group, Inc. in exchange for 100% of the capital stock of Aspen University Inc. For accounting purposes, Aspen University Inc. is the acquirer and Aspen Group, Inc. is the acquired company because the stockholders of Aspen University Inc. acquired both voting and management control of the combined entity. As disclosed above, the Company is deemed to have issued 9,760,000 shares of common stock to the original stockholders of the publicly-held entity. Accordingly, after completion of the recapitalization, the historical operations of the Company are those of Aspen University Inc. and the operations since the recapitalization date are those of Aspen University Inc. and Aspen Group, Inc. The assets and liabilities of both companies are combined at historical cost on the recapitalization date. As a result of the recapitalization and conversion of all Company preferred shares into shares of common stock of the public entity, all redemption and dividend rights of preferred shares were terminated. As a result of the recapitalization, the Company now has 120,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share authorized. The assets acquired and liabilities assumed from the publicly-held company were as follows:

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

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

During the four months ended April 30, 2013, the Company issued 1,833,770 warrants exercisable at $0.50 per share. (See “Common Stock” above).

In July of 2013, the Company issued 1,115,026 warrants to a placement agent as a fee related to prior investments. There was no accounting effect for this warrant issuance.

On September 26, 2013, warrants were issued in connection with a financing more fully described in Note 9 with a relative fair value of $389,565, and were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. Also, as a placement agent fee, the Company paid $207,500 and issued 1,347,368 five year warrants with an exercise price of $0.3325, valued at $94,316. The warrants and fees paid were recorded as a debt issue cost asset and are being amortized over the debt term (See Note 9).

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

On March 10, 2014, several members of the Board of Directors invested $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.  On April 24, 2014, an investor invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On April 30, 2014, a Director invested $100,000 in exchange for 526,318 shares of common stock and 526,318 warrants at $0.19 per share.

All other outstanding warrants issued by the Company to date have been related to capital raises. Accordingly, the Company has not recognized any additional stock-based compensation for other warrants issued during the years presented. A summary of the Company’s warrant activity during the year ended April 30, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	9,090,292	$0.46
Granted	18,325,553	0.26
Exercised	(4,231,840)	0.19
Forfeited	(40,000)	0.50
Expired	—
Balance Outstanding, April 30, 2014	23,144,005	$0.31	4.6	$—

Exercisable, April 30, 2014	18,249,528	$0.31	4.6	$—

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through April 30, 2014 the warrants are excluded from derivative treatment.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 2,500,000 shares (increased to 5,600,000 shares effective September 28, 2012, to 8,000,000 effective January 16, 2013, and to 9,300,000 effective May 2013, and 14,300,000 effective July 2014) in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors.

On October 23, 2012, the Company issued non-Plan stock options to its executive officers as compensation for salary deferrals through August 31, 2012. Messrs. Michael Mathews, Brad Powers and David Garrity received 288,911, 255,773, and 136,008 five-year stock options, respectively, exercisable at $0.35 per share which options are fully vested. In aggregate, 680,692 stock options were issued to settle $238,562 of accrued salaries. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options.

On October 23, 2012, the Company issued additional non-Plan options to executive officers who reduced their salaries for the period September 1 through December 31, 2012. The Company granted Messrs. Mathews, Powers and Garrity each 166,666 five-year options, respectively, and Dr. Gerald Williams 47,620 five-year options, all exercisable at $0.35 per share with 25% of these options vesting on the last day of September, October, November and December 2012, subject to the applicable executive remaining employed on each applicable vesting date. In aggregate, 547,618 stock options were issued as part of the reduced salaries. All stock options or shares granted are valued on the appropriate measurement date and the related expense shall be recognized over the requisite service period. On January 16, 2013, these options were modified to be Plan options.

Prior to 2011, the Company received $22,000 from a director of the Company in exchange for a note payable bearing interest of 10%, due on demand. On November 21, 2012, the director forgave the $22,000 balance due from Aspen in exchange for 62,857 five-year vested non-Plan stock options exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options.

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

During the year ended April 30, 2014, the Company granted to employees 3,778,711 stock options, all of which were under the Plan, having an exercise price ranging from $0.35 per share to $0.17 per share. The options vest pro rata over three years on each anniversary date; all options expire five years from the grant date. The total fair value of stock options granted to employees during the year ended April 30, 2014 was $332,545, which is being recognized over the respective vesting periods.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the year ended April 30, 2014 the four months ended April 30, 2013, and during the year ended December 31, 2012:

	April 30,	April 30,	December 31,
Assumptions	2014	2013	2012
Expected life (years)	3.3	3.5 - 3.75	2.5 - 3.8
Expected volatility	45.0%	46.3%- 46.5%	44.2% - 50.9%
Weighted-average volatility	45.0%	46.5%	49.0%
Risk-free interest rate	0.38%	.36%-.44%	0.31% - 0.60%
Dividend yield	0.00%	0.00%	0.00%
Expected forfeiture rate	n/a	3.9%	1.7%

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	7,344,381	$0.35
Granted	3,778,711	$0.25
Exercised	—
Forfeited	(646,680)	$0.35
Expired	—
Balance Outstanding, April 30, 2014	10,476,412	$0.35	4.0	$—

Exercisable, April 30, 2014	2,050,332	$0.35	3.8	$—

The weighted-average grant-date fair value of options granted to employees during the four months ended April 30, 2014 was $0.06.

As of April 30, 2014, there was $767,237 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

April 30, 2014 and 2013

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

The Company recorded compensation expense of $2,968 for the year ended April 30, 2014 and $244 for the four months ended April 30, 2013 in connection with this particular non-employee grant. The Company recorded compensation expense of $95,600 for the year ended December 31, 2012, in connection with non-employee stock options. The total fair value of stock options granted to non-employees during the year ended December 31, 2012 was $95,600, all of which was recognized immediately as these stock options were issued for prior services rendered.

A summary of the Company's stock option activity for non-employees during the year ended April 30, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2013	270,000	$0.35
Granted	—	$—
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, April 30, 2014	270,000	$0.35	4.0	$—

Exercisable, April 30, 2014	—	N/A	N/A	N/A

Note 13. Income Taxes

The components of income tax expense (benefit) are as follows:

	For the	For the	For the
	Year Ended	Year Ended	Four Months Ended
	April 30, 2014	December 31, 2012	April 30, 2013	April 30, 2012
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
Total Income tax expense (benefit)	$—	$—	$—	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,	April 30,
	2014	2013
Deferred tax assets:
Net operating loss	$6,021,134	$4,256,530
Allowance for doubtful accounts	55,679	23,948
Intangible assets	294,284	238,259
Deferred rent	7,948	11,809
Stock-based compensation	411,374	185,916
Contributions carryforward	93	93
Total deferred tax assets	6,790,512	4,716,555

Deferred tax liabilities:
Property and equipment	(126,297)	(31,714)
Total deferred tax liabilities	(126,297)	(31,714)

Deferred tax assets, net	6,664,215	4,684,841

Valuation allowance:
Beginning of year	(4,684,841)	(4,166,510)
(Increase) during period	(1,979,374)	(518,331)
Ending balance	(6,664,215)	(4,684,841)

Net deferred tax asset	$—	$—

Presentation in the financial statements:

	April 30, 2014	April 30, 2013

Deferred taxes, current portion	$—	$—
Deferred taxes, net of current portion	—	—
Net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2014 and 2013 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2014 was an increase of $1,979,374.

At April 30, 2014, the Company had $16,248,831 of net operating loss carryforwards which will expire from 2029 to 2034. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2014, tax years 2010 through 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2014	2013
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1	3.1
Other	(0.1)	(0.1)
Change in valuation allowance	(37.0)	(37.0)
Effective income tax rate	0.0%	0.0%

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

Note 14. Concentrations

Concentration of Credit Risk

As of April 30, 2014, the Company’s bank balances exceed FDIC insurance by approximately $592,000.

Note 15. Related Party Transactions

On December 14, 2011, Aspen loaned $150,000 to an Aspen officer in exchange for a promissory note bearing 3% per annum. As collateral, the note was secured by 500,000 shares of Aspen’s common stock owned personally by the officer. The note along with accrued interest was due and payable on September 14, 2012. During the year ended December 31, 2011, interest income of $210 was recognized on the note receivable and is included in other current assets. As of December 31, 2011, the balance due on the note receivable was $150,000, all of which is short-term. During the year ended December 31, 2012, interest income of $594 was recognized on the note receivable. On February 16, 2012, the note receivable from an officer was repaid along with accrued interest.

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

On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, and (iii) Mr. Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 shares of common stock of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 shares of common stock of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 shares of common stock of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Spada of up to 500,000 shares of common stock of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 shares of common stock of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 shares of common stock of the Company without having enough authorized shares and a stockholder did not receive 11,000 shares of common stock of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per Unit (consisting of one common share and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company has recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the company recognized an expense of $123,647 during the year ended April 30, 2014. As of April 30, 2014 and April 30, 2013, the balance of the account receivable, net of allowance, was $146,831 and $270,478 respectively.

Prior to 2011, Aspen received $22,000 from a director of Aspen in exchange for a note payable bearing interest of 10%, due on demand. On November 21, 2012, the director forgave the $22,000 balance due from Aspen in exchange for 62,857 five-year vested non-Plan stock options of the Company exercisable at $0.35 per share. No gain was recognized as the settlement was between the Company and related parties. On January 16, 2013, these options were modified to be Plan options.

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into shares of common stock of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. On July 16, 2014, the maturity date was extended to January 1, 2016. There was no accounting effect for these two modifications (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014 and 2013

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at the rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012, the maturity date was extended to August 31, 2014. On July 16, 2014, the maturity date was extended to January 1, 2016 (See Note 9).

On June 28, 2013, the Company received $1,000,000 as a loan from the Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. On September 25, 2013, as a term of the convertible debenture issued as discussed in Note 9, the maturity of the debt to the CEO was extended to April 2, 2015. On July 16, 2014, the maturity of the debt to the CEO was extended to January 1, 2016.

On March 10, 2014, several members of the Board of Directors invested $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.  On April 30, 2014, a Director invested $100,000 in exchange for 526,318 shares of common stock and 526,318 warrants at $0.19 per share.

Note 16. Subsequent Events

On June 4, 2014, a Director invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On June 24, 2014, two Directors invested $100,000 in exchange for 526,318 shares of common stock and 526,318 warrants at $0.19 per share.

On July 29, 2014, the Company raised $1,631,500 from the sale of units of common stock and warrants at a price of $0.155 per share from a limited number of institutional and accredited investors.  The units included 50% warrant coverage with five-year warrants exercisable at $0.19 per share. The Company issued a total of 10,525,809 shares of common stock and 5,262,905 warrants. Ms. Janet Gill, the Company’s Chief Financial Officer invested $100,750. The Company agreed to register the common stock including the shares issuable upon the exercise of the warrants within 60 days of the final closing. The termination date in the offering is August 31, 2014. Following the last closing, the Company agreed to file a registration statement covering the shares of common stock including those issuable upon exercise of warrants.

In connection with the private placement referred to above, an existing shareholder agreed to waive an agreement precluding the Company from selling securities below a certain price in exchange for 1,750,000 shares.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	8-K	3/19/12	2.6
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Employment Agreement dated as of May 16, 2013 – Mathews**	S-1	7/3/13	10.6
10.2	Wendolowski Employment Arrangement **				Filed
10.3	Gill Employment Arrangement **				Filed
10.4	2012 Equity Incentive Plan, as amended **				Filed
10.5	September 16, 2011 Spada Agreement	8-K	3/19/12	10.6
10.6	Consulting Agreement – Spada	8-K	3/19/12	10.7
10.7	Lock-Up/Leak-Out Agreement – Spada	8-K	3/19/12	10.8
10.8	Form of Lock-Up/Leak-Out Agreement – Officers and Directors	8-K	3/19/12	10.9
10.9	Spada / HEMG April 2012 Agreement	8-K/A	5/7/12	10.19
10.10	Spada - Indemnification Agreement	8-K/A	5/7/12	10.20
10.11	Form of Directors Indemnification Agreement	8-K/A	5/7/12	10.21
10.12	Stock Pledge Agreement - Mathews dated March 8, 2012	8-K	3/19/12	10.12
10.13	Stock Pledge Agreement - Mathews dated March 16, 2012	8-K	3/19/12	10.16
10.14	Form of Convertible Note – Mathews - $1.00	8-K	7/25/14	10.2
10.15	Form of Convertible Note – Mathews - $0.35	8-K	7/25/14	10.1
10.16	Promissory Note dated July 21, 2014 - Mathews	8-K	7/25/14	10.2
10.17	Form of Employee Stock Option Agreement				Filed
10.18	Form of Director Stock Option Agreement				Filed
10.19	Form of Siegel Stock Option Agreement**	8-K	3/19/12	10.15
10.20	Form of Subscription Agreement – 2014 Private Placement	8-K	3/13/14	10.1
10.21	Form of Registration Rights Agreement – 2014 Private Placement	8-K	3/13/14	10.2
10.22	Form of Warrant – 2014 Private Placement	8-K	3/13/14	10.3
10.23	D’Anton Agreement – Loan Cancellation	S-1	2/11/13	10.34
10.24	Consulting Agreement – AEK Consulting				Filed
10.25	Form of Securities Purchase Agreement - Hillair	8-K	9/26/13	10.1
10.26	Form of 8% Original Issue Discount Secured Convertible Debenture due April 1, 2015 - Hillair	8-K	9/26/13	10.2
10.27	Form of Warrant - Hillair	8-K	9/26/13	10.3
10.28	Form of Security Agreement - Hillair	8-K	9/26/13	10.4
10.29	Form of Registration Rights Agreement- Hillair	8-K	9/26/13	10.5
10.30	Form of Subsidiary Guarantee - Hillair	8-K	9/26/13	10.6
10.31	Form of Subordination of Debt Agreement - Hillair	8-K	9/26/13	10.7
10.32	Form of Reduced Warrant Exercise Price Offer				Filed
10.33	Form of Agreement Not to Exercise				Filed
10.34	Consulting Agreement - Matte				Filed
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished ***
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

**	Management contract or compensation plan.

*** This exhibit is “furnished” and shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., 224 West 30th Street, Suite 604 New York, New York 10001 Attention: Corporate Secretary.