Form 10-Q
period 2014-07-31
ASPEN GROUP, INC.
filed 2014-09-15
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 12, 2014
Common Stock, $0.001 par value per share	112,501,897 shares

SIGNATURES	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,416,407	$247,380
Restricted cash	898,225	868,298
Accounts receivable, net of allowance of $234,049 and $221,537, respectively	671,723	649,890
Prepaid expenses	93,250	45,884
Net assets from discontinued operations (Note 1)	5,250	5,250
Total current assets	3,084,855	1,816,702

Property and equipment:
Call center equipment	122,653	122,653
Computer and office equipment	67,561	66,118
Furniture and fixtures	36,447	36,446
Library (online)	100,000	100,000
Software	1,975,640	1,894,215
	2,302,301	2,219,432
Less accumulated depreciation and amortization	(1,044,098)	(938,703)
Total property and equipment, net	1,258,203	1,280,729
Courseware, net	127,493	108,882
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	146,831	146,831
Debt issuance costs, net	149,075	205,515
Other assets	25,181	25,181

Total assets	$4,791,638	$3,583,840

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2014	2014
	(Unaudited)
Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$536,659	$454,783
Accrued expenses	170,205	143,975
Deferred revenue	624,152	653,518
Refunds Due Students	356,720	288,121
Loan payable to stockholder	491	491
Deferred rent, current portion	14,519	13,699
Convertible notes payable, current portion	175,000	175,000
Debenture payable, net of discounts of $328,428 and $452,771	1,911,572	1,787,229
Total current liabilities	3,789,318	3,516,816

Line of credit	244,028	244,175
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Deferred rent	3,752	7,751
Total liabilities	5,637,098	5,368,742

Commitments and contingencies - See Note 8

Stockholders' deficiency:
Common stock, $0.001 par value; 120,000,000 shares authorized,
73,414,478 issued and 73,214,478 outstanding at April 30,2014
88,203,020 issued and 88,003,020 outstanding at July 31, 2014	88,203	73,414
Additional paid-in capital	18,091,032	16,302,118
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(18,954,695)	(18,090,434)
Total stockholders' deficiency	(845,460)	(1,784,902)

Total liabilities and stockholders' deficiency	$4,791,638	$3,583,840

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	July 31,
	2014	2013
		(See Note 2)
Revenues	$1,169,860	$901,199

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	449,098	455,759
General and administrative	1,200,216	1,476,767
Depreciation and amortization	125,607	109,435
Total operating expenses	1,774,921	2,041,961

Operating loss from continuing operations	(605,061)	(1,140,762)

Other income (expense):
Interest income	1,671	289
Interest expense	(260,871)	(16,160)
Total other expense, net	(259,200)	(15,871)

Loss from continuing operations before income taxes	(864,261)	(1,156,633)

Income tax expense (benefit)	—	—

Loss from continuing operations	(864,261)	(1,156,633)

Discontinued operations (Note 1)
Income from discontinued operations, net of income taxes	—	22,263

Net loss	$(864,261)	$(1,134,370)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.02)
Income per share from discontinued operations - basic and diluted	$—	$0.00
Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
basic and diluted	73,818,014	58,527,790

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JULY 31, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2014	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)
Issuance of common shares for cash	11,315,283	11,316	1,770,184	—	—	1,781,500
Offering cost for professional services from private placement	—	—	(75,000)	—	—	(75,000)
Stock-based compensation	—	—	97,203	—	—	97,203
Shares issued for price protection	3,473,259	3,473	(3,473)	—	—	—
Net loss, three months ended July 31, 2014	—	—	—	—	(864,261)	(864,261)
Balance at July 31, 2014	88,203,020	$88,203	$18,091,032	$(70,000)	$(18,954,695)	$(845,460)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended July 31,
	2014	2013
		(See Note 2)
Cash flows from operating activities:
Net loss	$(864,261)	$(1,134,370)
Less income from discontinued operations	—	22,263
Loss from continuing operations	(864,261)	(1,156,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	105,511	13,837
Amortization of debt issuance costs	56,440	—
Amortization of debt discount	124,343	—
Depreciation and amortization	125,607	109,435
Stock-based compensation	97,203	149,356
Amortization of prepaid shares for services	—	25,060
Changes in operating assets and liabilities:
Accounts receivable	(127,344)	(142,635)
Prepaid expenses	(47,367)	6,345
Accounts payable	81,876	118,450
Accrued expenses	26,231	(2,107)
Deferred rent	(3,179)	(2,359)
Refunds due students	68,599	(32,086)
Deferred revenue	(29,366)	(99,931)
Net cash used in operating activities	(385,707)	(1,013,268)

Cash flows from investing activities:
Purchases of property and equipment	(82,869)	(104,385)
Purchases of courseware	(38,823)	(500)
Increase in restricted cash	(29,927)	(137)
Net cash used in investing activities	(151,619)	(105,022)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(147)	(4,518)
Proceeds from issuance of common shares and warrants, net	1,781,500	1,000,000
Offering costs associated with private placement	(75,000)	(48,240)
Net cash provided by financing activities	1,706,353	947,242

Cash flows from discontinued operations:
Cash flows from operating activities	—	87,075
Net cash provided by discontinued operations	—	87,075

Net increase (decrease) in cash and cash equivalents	1,169,027	(83,973)

Cash and cash equivalents at beginning of period	247,380	724,982

Cash and cash equivalents at end of period	$1,416,407	$641,009

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Three Months Ended July 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,307	$11,158
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$—	$216,000

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

(Unaudited)

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

Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 87% of our full-time degree-seeking students (as of July 31, 2014) were enrolled in graduate degree programs (Master or Doctorate degree program). Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2014 and 2013, our cash flows for the three months ended July 31, 2014 and 2013, and our financial position as of July 31, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended April 30, 2014 as filed with the SEC on July 29, 2014. The April 30, 2014 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

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

	For the Three Months Ended
	July 31,
	2014	2013

Revenues	$—	$222,625

Costs and expenses:
Instructional costs and services	—	200,362
Total costs and expenses	—	200,362

Income (loss) from discontinued operations, net of income taxes	$—	$22,263

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	July 31,	April 30,
	2014	2014
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $481,351, and $481,531, respectively	5,250	5,250
Other current assets	—	—
Net assets from discontinued operations	$5,250	$5,250

Liabilities
Accounts payable	$—	$—
Accrued expenses	—	—
Deferred revenue	—	—
Net liabilities from discontinued operations	$—	$—

C. Liquidity

At July 31, 2014, the Company had a cash balance of approximately $2.3 million which includes $898,225 of restricted cash. In September 2014, the company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

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

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs, as well as funds held in escrow. The company considers $898,225 and $868,298 as restricted cash (shown as a current asset as of July 31, 2014 and April 30, 2014 respectively).

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

Refunds Due Students

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. Until forwarded to the student, this amount is captured in a current liability account called Refunds Due Students. Typically, the funds are paid to the students within two weeks.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 10,686,412 and 9,110,592 common shares, warrants to purchase 31,858,524 and 9,090,292 common shares, and $775,000 and $800,000 of convertible debt (convertible into 1,314,732 and 1,357,143 common shares, respectively) were outstanding during the three months ended July 31, 2014 and 2013, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Reclassifications

The Company discovered that its system did not properly update all student withdrawals on the reports that were used to defer revenue.  The effect of this was that revenue for the quarter ended July 31, 2013 was overstated by $28,794 and deferred revenue understated by the same amount. This system problem was corrected during the second quarter of the fiscal year ended April 30, 2014 and was not an issue at July 31, 2014. The company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three month period ended July 31, 2013. As a result, the following reclassification was made for the quarter ended July 31, 2013:

Revenue as		Revenue as
Originally Reported	Adjustment	Adjusted

$929,993	$28,794	$901,199

Additionally, the statement of cash flows for the three months ended July 31, 2013 was adjusted to conform to the income statement presentation by increasing the net loss and deferred revenue.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

The Company reclassified $103,711, from Cost of Revenues to General and Administrative, both within Operating Expenses for the three months ending July 31, 2013, to conform to the current period presentation.

	For the 3 Months ended July 31, 2013
	Reclassifications

		Dues,	Internet
	As Previously	Fees, &	Related	Marketing	Library	As
	Reported	Licenses	Expense	Fees	Services	Reclassified

Operating Expenses:
Instructional	224,381	(30,335)	(31,576)		200	162,670
Marketing	335,089			(42,000)		293,089
Cost of Revenues	$559,470	(30,335)	(31,576)	(42,000)	200	$455,759
General and administrative	1,373,056	30,335	31,576	42,000	(200)	1,476,767
Depreciation and amortization	109,435					109,435
Total Operating Expenses	$2,041,961					$2,041,961

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. However, the Company has elected to show as long term due to the expectation that no collection will occur within 1 year. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the Company recognized an expense of $123,647 during the year ended April 30, 2014. As of both April 30, and July 31, 2014, the balance of the account receivable, net of allowance, was $146,831.

Note 4. Property and Equipment

Property and equipment consisted of the following at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014
Call center hardware	$122,653	$122,653
Computer and office equipment	67,561	66,118
Furniture and fixtures	36,447	36,446
Library (online)	100,000	100,000
Software	1,975,640	1,894,215
	2,302,301	2,219,432
Accumulated depreciation and amortization	(1,044,098)	(938,703)
Property and equipment, net	$1,258,203	$1,280,729

Depreciation and amortization expense for the three months ended July 31, 2014 and 2013 were $105,395 and $78,694, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

Amortization expense for software, included in the above amounts, for the three months ended July 31, 2014, and 2013 was $95,977 and $71,920, respectively. Software consisted of the following at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014
Software	$1,975,640	$1,894,215
Accumulated amortization	(816,801)	(720,823)
Software, net	$1,158,839	$1,173,392

The following is a schedule of estimated future amortization expense of software at July 31, 2014:

Year Ending April 30,
2015	$296,346
2016	394,282
2017	271,550
2018	138,515
2019	58,146
Total	$1,158,839

Note 5. Courseware

Courseware costs capitalized were $38,823 for the three months ended July 31, 2014.

Courseware consisted of the following at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014
Courseware	$2,142,861	$2,104,038
Accumulated amortization	(2,015,368)	(1,995,156)
Courseware, net	$127,493	$108,882

Amortization expense of courseware for the three months ended July 31, 2014 and 2013 was $20,212, and $30,471, respectively.

The following is a schedule of estimated future amortization expense of courseware at July 31, 2014:

Year Ending April 30,
2015	$51,978
2016	36,795
2017	18,161
2018	10,072
2019	10,487
Total	$127,493

Note 6. Loan Payable Officers – Related Party

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

Note 7. Convertible Notes and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes are convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. These loans (now convertible promissory notes) were originally due in February 2014, and have been included in current liabilities as of July 31, 2014 and April 30, 2014. Two of the above mentioned notes were modified in February 2014, see below and one is currently in default.

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

On February 28, 2014 the Company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 was made on August 1, 2014 and $50,000 will be made on December 1, 2014. The interest rate was raised to 3.25% from February 25, 2012. The conversion price was reduced to $0.19 per share. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date.

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

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012 the maturity date was extended to August 31, 2013. On September 25, 2013, as a term of the convertible Debenture issued as discussed further in this Note, the maturity of the debt to the CEO has been extended to April 5, 2015. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016. There was no accounting effect for these modifications.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

On September 26, 2013, the Company and an institutional investor (the "Institutional Investor") signed a Securities Purchase Agreement (the “Agreement”) with respect to a loan of $2,240,000 evidenced by an 18 month original issue discount secured convertible debenture (the "Debenture") with gross proceeds of $2,000,000 prior to fees. Payments on the Debenture are due 25% on November 1, 2014, 25% on January 1, 2015 and the remaining 50% on April 1, 2015 as a final payment. The Company has the option to pay the interest or principal in stock subject to certain “Equity Conditions” such as giving notice of its intent 20 trading days beforehand. The Agreement provides that the Debenture may be converted at the holder’s option at $0.3325 per share at any time after the closing and subject to adjustments. The Company evaluated that for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was greater than the fair market value of the common shares on the note issue date. Warrants with a relative fair value of $389,565 were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. The $389,565 is recorded as a debt discount to be amortized over the debt term. The Debenture bears 8% per annum interest and are amortizable in installments over their term. The financing closed on September 26, 2013 and the Company received proceeds of approximately $1.7 million, net of certain offering costs and before payment of various debt issue costs. Offering costs to the lender included an original issue discount of $240,000 and cash loan fees of $117,846. At July 31, 2014, the balance of the Debenture payable was $1,911,572, which is the loan of $2,240,000 less $328,428 of unamortized original issue discount. The Debenture was paid on September 4, 2014.  (See Note 11)

In September 2013 Company had entered into an engagement agreement with Laidlaw & Co. ("Laidlaw") to act as placement agent for the offering and receive customary compensation. Laidlaw introduced the Institutional Investor. As a placement agent fee, the Company paid Laidlaw $207,500 and issued 1,347,368 five year warrants with an exercise price of $0.3325, valued at $94,316. The warrants and fees paid plus legal fees of $35,356 were recorded as a debt issue cost asset and are being amortized over the debt term.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at July 31, 2014). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of July 31, 2014 was $244,028. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at July 31, 2014 was $5,972.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of July 31, 2014, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2014, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. Discovery is currently being pursued by the parties. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them. The New York court dismissed the Company’s related “money had and received”, “money lent” and “unjust enrichment” claims as being duplicative of the fraud claim.  HEMG and Spada have filed a notice of appeal of the New York court’s decision.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

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

Subsequent to a program review by the Department of Education, the Company recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In November 2013, the Company returned a total of $102,810 of Title IV funds to the Department of Education.

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

Note 9. Stockholders’ Deficiency

Common Stock

On June 4, 2014, a member of the Board of Directors invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On June 24, 2014, a member of the Board of Directors and the Company’s CEO each invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

On July 29, 2014, as part of a private placement offering, seven accredited investors, including the Company’s CFO, paid a total of $1,631,500 in exchange for 10,525,809 shares of common stock and 5,262,907 five-year warrants exercisable at $0.19 per share. Aspen incurred $75,000 of expenses relating to this offering. As a result of this private placement, on July 31, 2014, Aspen issued 3,473,259 shares of common stock to prior investors who had price protection on their investments, issued 2,662,139 warrants to a prior investor who had price protection on their investment, and reduced the exercise and conversion price on 14,451,613 outstanding warrants and its outstanding Debenture to $0.155.

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	23,144,005	$0.31
Granted	8,714,519	0.19
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, July 31, 2014	31,858,524	$0.27	4.9	$—

Exercisable, July 31, 2014	31,858,524	$0.27	4.9	$—

On June 4, 2014, a member of the Board of Directors invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On June 24, 2014, a member of the Board of Directors and the Company’s CEO each invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share.

On July 29, 2014, as part of a private placement offering seven accredited investors, including the Company’s CFO, paid a total of $1,631,500 from the sale of 10,525,809 shares of common stock and 5,262,907 five-year warrants exercisable at $0.19 per share. As a result of this private placement, on July 31, 2014, Aspen issued 3,473,259 shares of common stock to prior investors who had price protection on their investments, issued 2,662,139 warrants to a prior investor who had price protection on their investment and reduced the exercise and conversion price on 14,451,613 outstanding warrants and its outstanding Debenture to $0.155.

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through July 31, 2014 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, and 14,300,000 effective July 2014, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2014, there were 613,588 shares remaining under the Plan for future issuance.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

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

A summary of the Company’s stock option activity for employees and directors during the quarter ended July 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	10,476,412	$0.35
Granted	—
Exercised	—
Forfeited	(10,000)
Expired	—
Balance Outstanding, July 31, 2014	10,466,412	$0.23	3.5	$—

Exercisable, July 31, 2014	5,082,712	$0.27	3.4	$—

There were no stock options granted to employees during the three months ended July 31, 2014. The Company recorded compensation expense of $96,455 for the three months ended July 31, 2014 in connection with employee stock options. $148,608 was recorded during the same period in 2013.

As of July 31, 2014, there was $622,536 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the three months ended July 31, 2014. The Company recorded compensation expense of $748 for the three months ended July 31, 2014 in connection with non-employee stock options. $748 was recorded during the same period in 2013.  There was no unrecognized compensation cost at July 31, 2014.

A summary of the Company's stock option activity for non-employees during the three months ended July 31, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	270,000	$0.35
Granted	—
Exercised	—
Forfeited	(50,000)	$0.19
Expired	—
Balance Outstanding, July 31, 2014	220,000	$0.30	2.8	2.8

Exercisable, July 31, 2014	73,333	$0.30	2.8	2.8

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2014

(Unaudited)

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Events

On September 4, 2014, Aspen raised $3,766,325 from the sale of 24,298,877 shares of common stock and 12,149,439 five-year warrants exercisable at $0.19 per share in a private placement offering to 15 accredited investors. In connection with the offering, Aspen agreed to register the shares of common stock and the shares of common stock underlying the warrants. The net proceeds to Aspen were approximately $3.7 million.

On September 4, 2014, Aspen used part of the proceeds to fully prepay principal and interest owed under its outstanding debenture held by Hillair Capital Investments L.P. Aspen paid Hillair $2,310,000, after entering into an agreement whereby Hillair agreed to the prepayment and agreed to limit the future sale of shares of common stock upon exercise of its warrants or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed July 29, 2014, filed with the Securities and Exchange Commission, or the SEC.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries (including Aspen), unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. On March 20, 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students the opportunity to pay $250/month for 60 months ($15,000) and master/doctoral students the opportunity to pay $325/month for 36 months ($11,700), thereby giving students the ability to earn a degree debt free. In the five months since the announcement, already 26% of courses are now paid through monthly payment methods.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is an emphasis on post-graduate degree programs (master or doctorate). As of July 31, 2014, 2,624 students were enrolled as full-time degree-seeking students with 2,275 of those students or 87% in a master or doctoral graduate degree program.

Student Population

Aspen’s full-time degree-seeking student body increased by 30% during the quarter ended July 31, 2014, from 2,016 to 2,624 students. In addition, 1,092 students are engaged in part-time programs, such as continuing education courses and certificate level programs.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 5% of our full-time, degree-seeking student body at year-end 2011, to 35% of our full-time, degree-seeking student body at July 31, 2014. Aspen’s School of Nursing grew from 467 to 920 students year-over-year, which represented 75% of Aspen’s full-time degree-seeking student body growth.

Results of Operations

For the Three Months Ended July 31, 2014 Compared with the Three Months Ended July 31, 2013

Revenue

Revenue from continuing operations for the quarter ended July 31, 2014 (“2014 Quarter”) increased to $1,169,860 from $901,199 for the three months ended July 31, 2013 (“2013 Quarter”), an increase of 30%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments, as well as the 27% increase in new class starts and the 11% increase in average tuition rates from the comparable prior year period. Of particular note, revenues from Aspen’s Nursing degree program increased to $395,075 during the quarter ended July 31, 2014 from $231,980 during the quarter ended July 31, 2013, an increase of 70%.

Our revenues for the quarter ended July 31, 2013 were impacted by the 2011 (and previous years) pre-payment tuition plan, or the Legacy Tuition Plan, which was discontinued on July 15, 2011. The Legacy Tuition Plan had students pre-paying tuition for a degree program’s first four courses ($675/course) and a steeply discounted tuition rate for the program’s eight course balance ($112.50/course). Specifically, the Legacy Tuition Plan produced immediate cash flow, but unsustainably low gross profit margins over the length of the degree program. As of July 31, 2014, 488 of our full-time degree-seeking students were still enrolled under the Legacy Tuition Plan. However the contribution from Legacy Tuition Plan students to overall Aspen revenue and profits has diminished steadily as the population of full-time degree-seeking students paying regular tuition rates increased to 81% of the population and the population of Legacy Tuition Plan students fell to 19%. In fact, Legacy Tuition Plan students’ contribution to financial results was immaterial for the quarter ended July 31, 2014.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2014 Quarter rose to $269,833 from $162,670 for the 2013 Quarter, an increase of $107,163 or 66%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2014 Quarter were $179,265 compared to $293,089 for the 2013 Quarter, a decrease of $113,824 or 39%. This decrease reflects significant marketing efficiencies gained, specifically the fact that enrollment costs have dropped to $557 from $920 year-over-year. With the cash from our recently completed offering, we expect that beginning in November 2014, internet advertising expenses will increase by at least $50,000 per month and sales expenses will increase by at least $60,000 per month.

GAAP Gross Profit rose to 52% of revenues or $604,572 for the 2014 Quarter from 38% of revenues or $343,049 for the 2013 Quarter. Gross Profit (exclusive of amortization) rose to 62% of revenues or $720,762 for the 2014 Quarter from 49% of revenues or $445,440 for the 2013 Quarter, a year-over-year increase of $275,322 or 62%. This 62% increase year-over-year primarily reflects the increase in new class starts and higher average tuition rates described above, as well as marketing efficiency improvements.

Costs and Expenses

General and Administrative

General and administrative costs for the 2014 Quarter were $1,200,216 compared to $1,476,767 during the 2013 Quarter, a decrease of $276,551 or 19%. The decrease is attributable to the elimination of expenses year-over-year including $25,000 of expenses related to the biennial graduation ceremony, $40,000 due to the audit related to the switch in our fiscal year to April 30, and consulting expense reduction of $125,000 compared to the 2013 Quarter. Additionally, stock compensation was $52,000 higher in the 2013 Quarter relating to the issuance of executive options.

Depreciation and Amortization

Depreciation and amortization costs for the 2014 Quarter rose to $125,607 from $109,435 for the 2013 Quarter, an increase of $16,172 or 15%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen prepares to launch a new academic learning system, Desire2Learn.

Interest Income (Expense)

Interest income for the 2014 Quarter increased to $1,671 from $289 in the 2013 Quarter, an increase of $1,382 or 478%. Interest expense increased from $16,160 to $260,871, an increase of $244,711 or 1,514%.  The increase is due to the monthly interest expense of $13,333, primarily resulting from the amortization of the original issue discount and the amortization of debt issuance costs, all associated with the Debenture issue.

Income Taxes

Income taxes expense (benefit) for the 2014 Quarter and 2013 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2014 Quarter was ($864,261) as compared to ($1,134,370) for the 2013 Quarter, a decrease in the loss of $270,109 or approximately 24%.  Contributing to this lower loss was the increase in revenues in the 2014 Quarter, lower marketing costs, lower payroll and lower consulting expenses. Included in these numbers are the Discontinued Operations results.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the three months ended July 31, 2014 and 2013:

	For the Three Months Ended
	July 31,
	2014	2013

Revenues	$—	$222,625

Costs and expenses:
Instructional costs and services	—	200,362
Total costs and expenses	—	200,362

Income (loss) from discontinued operations, net of income taxes	$—	$22,263

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

Note that the Adjusted EBITDA loss declined by 69% in the 2014 quarter as compared to the 2013 quarter, and declined 32% sequentially from $(374,720) to $(253,720).

	Three Months Ended
	07/31/2014	4/30/2014	7/31/2013
Net loss allocable to common shareholders	$(864,261)	$(1,122,763)	$(1,134,370)
Interest Expense, net of interest income	78,417	86,287	15,871
Bad Debt Expense	105,511	5,895	13,837
Depreciation & Amortization	125,608	123,762	109,435
Amortization of Prepaid Services	—	—	25,060
Amortization of Debt Issue Costs	56,440	54,599	—
Amortization of Debt Discount	124,343	120,289	—
Stock-based compensation	97,203	212,489	149,356
Non-recurring charges	23,019	144,722	—
Adjusted EBITDA (Loss)	$(253,720)	$(374,720)	$(820,811)

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the
	Three Months Ended July 31,
	2014	2013

Revenues	$1,169,860	$901,199

Costs of revenues (exclusive of amortization shown separately)	449,098	455,759

Gross profit (exclusive of amortization)	720,762	445,440

Amortization expenses excluded from cost of revenues	116,190	102,391

GAAP gross profit	$604,572	$343,049

GAAP gross profit increased to 52% of revenues or $604,572 for the 2014 Period compared to 38% or $343,049 for the 2013 Period. Gross Profit (exclusive of amortization) for the 2014 Quarter increased to 62% of revenues or $720,762 compared to 49% for the 2013 Quarter or $445,440.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Three Months Ended
	July 31,
	2014	2013
Net cash used in operating activities	$(385,707)	$(1,013,268)
Net cash used in investing activities	(151,619)	(105,022)
Net cash provided by financing activities	1,706,353	947,242
Net cash provided by discontinued operations	—	87,075
Net increase in cash and cash equivalents	$1,169,027	$(83,973)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended July 31, 2014 totaled ($385,707) and resulted primarily from a net loss from continuing operations of ($864,261) offset by non-cash items of $509,105, of which the $125,608 in depreciation and amortization, $124,343 of amortization of debt discount and $105,511 of bad debt expense were the most significant, and a net change in operating assets and liabilities of $(30,550), of which the $(127,344) decrease in accounts receivable was the most significant.

Net cash used in operating activities during the three months ended July 31, 2013 totaled ($1,013,268) and resulted primarily from a net loss from continuing operations of $(1,134,370) offset by non-cash items of $297,688 and a net change in operating assets and liabilities of $(154,325).

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended July 31, 2014 totaled ($151,619) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the three months ended July 31, 2013 totaled ($105,022), resulting primarily from capitalized technology expenditures and increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the three months ended July 31, 2014 totaled $1,706,353 which resulted primarily from proceeds from the issuance of common shares.

Net cash provided by financing activities during the three months ended July 31, 2013 totaled $947,242 which resulted primarily from the receipt of a $1,000,000 loan from the CEO.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes, one of which is convertible at $0.35 per share and the other at $1.00 per share. These Notes held by Mr. Mathews were recently extended to January 1, 2016. Additionally, $200,000 in notes convertible at $0.19 per share are due in December 2014.

In September 2013, the Company sold a $2,240,000 Original Issue Discount Secured Convertible Debenture (the “Debenture”) and 6,736,842 five-year warrants (exercisable at $0.3325) in a private placement offering to an institutional investor. The Company received proceeds of approximately $1.7 from this offering.

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were exercised at an exercise price of $0.19 per warrant.  The total proceeds received were $804,049 and since the exercise price was discounted from the stated prices of either $0.50 or $0.3325, therefore a warrant conversion exercise expense of $156,952 was recorded.  This expense was calculated by comparing the value of the warrants before and after the reduced price.

Related to this, additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors.

On March 10, 2014, several members of the Board of Directors invested $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.

On July 29, 2014, in the first part of a two part private placement offering, seven accredited investors, including the company’s CFO, paid a total of $1,631,500 in exchange for 10,525,809 shares of common stock and 5,262,907 five-year warrants exercisable at $0.19 per share. Aspen reimbursed expenses in total of $75,000 related to this offering. As a result of this private placement, on July 31, 2014, Aspen issued 3,473,259 shares of common stock to prior investors who had price protection on their investments, issued 2,662,139 warrants to a prior investor who had price protection on their investment and reduced the exercise and conversion price on 14,451,613 outstanding warrants and its outstanding Debenture to $0.155.

On September 4, 2014, Aspen raised $3,766,325 from the sale of 24,298,877 shares of common stock and 12,149,439 five-year warrants exercisable at $0.19 per share in the second part of a two part private placement offering to 15 accredited investors. In connection with the offering, Aspen agreed to register the shares of common stock and the shares of common stock underlying the warrants. The net proceeds to Aspen were approximately $3.7 million. With the proceeds from this offering, we pre-paid the full principal owed and interest due under the Debenture (described above).

Liquidity and Capital Resource Considerations

At September 15, 2014, the Company had a cash balance of $3.5 million. In September 2014, the company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

See Note 10 to our July 31, 2014 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our July 31, 2014 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals including our ability to obtain permanent certification from our accreditor, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 29, 2014. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below or previously reported.

On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York relating to the litigation which has previously been reported. The plaintiffs filed a motion to dismiss our counterclaims. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.  The New York court dismissed the related “money had and received”, “money lent” and “unjust enrichment” claims as being duplicative of the fraud claim. The plaintiffs filed notice of appeal concerning the denial of that motion on September 3, 2014.

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

Aspen Group, Inc.

September 15, 2014	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 15, 2014	By:	/s/ Janet Gill
Janet Gill
Executive Vice President, Chief Financial Officer (Interim)
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

10.1	2012 Equity Incentive Plan, as amended*				Filed
10.2	Form of Securities Purchase Agreement	8-K	7/30/14	10.1
10.3	Form of Registration Rights Agreement	8-K	7/30/14	10.2
10.4	Form of Warrant	8-K	7/30/14	10.3
10.5	Form of Convertible Note – Mathews - $1.00	8-K	7/25/14	10.2
10.6	Form of Convertible Note – Mathews - $0.35	8-K	7/25/14	10.1
10.7	Promissory Note dated July 21, 2014 - Mathews	8-K	7/25/14	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.