Form 10-Q
period 2014-10-31
ASPEN GROUP, INC.
filed 2014-12-01
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 1, 2014
Common Stock, $0.001 par value per share	112,501,897 shares

SIGNATURES	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,101,157	$247,380
Restricted cash	938,225	868,298
Accounts receivable, net of allowance of $234,049 and $221,537, respectively	680,386	649,890
Prepaid expenses	94,136	45,884
Net assets from discontinued operations (Note 1)	—	5,250
Total current assets	3,813,904	1,816,702

Property and equipment:
Call center equipment	132,109	122,653
Computer and office equipment	69,780	66,118
Furniture and fixtures	36,446	36,446
Library (online)	100,000	100,000
Software	2,061,563	1,894,215
	2,399,898	2,219,432
Less accumulated depreciation and amortization	(1,153,943)	(938,703)
Total property and equipment, net	1,245,955	1,280,729
Courseware, net	134,861	108,882
Accounts receivable, secured - related party, net of allowance of $625,962, and $625,962, respectively	146,831	146,831
Debt issuance costs, net	—	205,515
Other assets	25,180	25,181

Total assets	$5,366,731	$3,583,840

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2014	2014
	(Unaudited)
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$275,330	$454,783
Accrued expenses	166,271	144,466
Deferred revenue	610,653	653,518
Refunds Due Students	433,474	288,121
Deferred rent, current portion	13,641	13,699
Convertible notes payable	150,000	175,000
Debenture payable, net of discounts of $0 and $452,771	—	1,787,229
Net liabilities from discontinued operations (Note 1)	—	—
Total current liabilities	1,649,369	3,516,816

Line of credit	244,028	244,175
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Deferred rent	1,451	7,751
Total liabilities	3,494,848	5,368,742

Commitments and contingencies - See Note 8

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 120,000,000 shares authorized, 112,561,314 issued and 112,361,314 outstanding at October 31, 2014, and 73,414,478 issued and 73,214,478 outstanding at April 30, 2014	112,561	73,414
Additional paid-in capital	21,915,210	16,302,118
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(20,085,888)	(18,090,434)
Total stockholders' equity (deficiency)	1,871,883	(1,784,902)

Total liabilities and stockholders' equity (deficiency)	$5,366,731	$3,583,840

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenues	$1,214,247	$914,132	$2,384,107	$1,815,331

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	413,326	434,374	862,425	890,132
General and administrative	1,259,105	1,637,016	2,459,153	3,113,783
Depreciation and amortization	130,133	119,651	255,740	229,086
Total operating expenses	1,802,564	2,191,041	3,577,318	4,233,001

Operating loss from continuing operations	(588,317)	(1,276,909)	(1,193,211)	(2,417,670)

Other income (expense):
Other income	3,209	326	4,881	613
Interest expense	(93,750)	(122,695)	(354,621)	(138,854)
Loss on Debt Extinguishment	(452,503)	—	(452,503)	—
Total other expense, net	(543,044)	(122,369)	(802,243)	(138,241)

Loss from continuing operations before income taxes	(1,131,361)	(1,399,278)	(1,995,454)	(2,555,911)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,131,361)	(1,399,278)	(1,995,454)	(2,555,911)

Discontinued operations (Note 1)
Income from discontinued operations, net of income taxes	—	32,650	—	54,913

Net loss	$(1,131,361)	$(1,366,628)	$(1,995,454)	$(2,500,998)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Income per share from discontinued operations - basic and diluted	$—	$0.00	$—	$0.00
Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding:
basic and diluted	103,243,439	58,990,365	88,447,898	58,760,342

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014

(Unaudited)

			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2014	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)
Issuance of common shares for cash	35,614,154	35,615	5,512,211	—	—	5,547,826
Offering cost for professional services from private placement	—	—	(107,225)	—	—	(107,225)
Stock-based compensation	—	—	211,638	—	—	211,638
Shares issued for price protection	3,532,682	3,532	(3,532)	—	—	—
Net loss, six months ended October 31, 2014	—	—	—	—	(1,995,454)	(1,995,454)
Balance at October 31, 2014	112,561,314	$112,561	$21,915,210	$(70,000)	$(20,085,888)	$1,871,883

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,995,454)	$(2,500,998)
Less income from discontinued operations	—	54,913
Loss from continuing operations	(1,995,454)	(2,555,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	105,511	28,837
Amortization of debt issuance costs	75,458	20,193
Amortization of debt discount	166,241	50,008
Loss on extinguishment of debt – non cash portion	416,587	—
Depreciation and amortization	255,740	229,086
Stock-based compensation	211,638	297,330
Amortization of prepaid shares for services	—	120,737
Changes in operating assets and liabilities:
Accounts receivable	(136,007)	(281,049)
Prepaid expenses	(48,251)	25,103
Accounts payable	(179,453)	65,996
Accrued expenses	21,805	(13,033)
Deferred rent	(6,358)	(4,716)
Refunds due students	145,353	3,495
Deferred revenue	(42,865)	(137,607)
Net cash used in operating activities	(1,010,055)	(2,151,531)

Cash flows from investing activities:
Purchases of property and equipment	(180,466)	(209,187)
Purchases of courseware	(66,479)	(1,500)
Increase in restricted cash	(69,927)	(271)
Net cash used in investing activities	(316,872)	(210,958)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(147)	(5,518)
Proceeds from issuance of common shares and warrants, net	5,547,826	—
Proceeds from loan from related party	—	1,000,000
Proceeds from (retirement of) convertible notes and warrants, net of costs	(2,240,000)	1,639,298
Retirement of convertible notes payable	(25,000)	—
Offering costs associated with private placement	(107,225)	(48,240)
Net cash provided by financing activities	3,175,454	2,585,540

Cash flows from discontinued operations:
Cash flows from discontinued activities	5,250	148,657
Net cash provided by discontinued operations	5,250	148,657

Net decrease in cash and cash equivalents	1,853,777	371,708

Cash and cash equivalents at beginning of period	247,380	724,982

Cash and cash equivalents at end of period	$2,101,157	$1,096,690

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Six Months Ended October 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$183,545	$39,570
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for prepaid services	$—	$216,000
Warrant value recorded as debt issue cost	$—	$94,316
Warrant value recorded as debt discount	$—	$389,565

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiary, the “Company” or “Aspen”) was founded in Colorado in 1987 as the International School of Information Management. On September 30, 2004, it was acquired by Higher Education Management Group, Inc. (“HEMG”) and changed its name to Aspen University, Inc. On March 13, 2012, the Company was recapitalized in a reverse merger. All references to the Company or Aspen before March 13, 2012 are to Aspen University, Inc.

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

Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 85% of our full-time degree-seeking students (as of October 31, 2014) were enrolled in graduate degree programs (Master or Doctorate degree program). On November 10, 2014, Aspen University announced the Commission on Collegiate Nursing Education (“CCNE”) has granted accreditation to its Bachelor of Science in Nursing program (RN to BSN) until December 31, 2019. This newly accredited undergraduate degree program is expected to grow rapidly given Aspen’s debtless education approach, which allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months.

Since 1993, we have been nationally accredited by the Distance Education and Training Council (“DETC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended October 31, 2014 and 2013, the six months ended October 31, 2014 and 2013, our cash flows for the six months ended October 31, 2014 and 2013, and our financial position as of October 31, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenues	$—	$326,500	$—	$549,125

Costs and expenses:
Instructional costs and services	—	293,850	—	494,212
General and administrative	—	—	—	—
Total costs and expenses	—	293,850	—	494,212

Income (loss) from discontinued operations, net of income taxes	$—	$32,650	$—	$54,913

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	October 31,	April 30,
	2014	2014
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $481,531, and $481,531, respectively	—	5,250
Other current assets	—	—
Net assets from discontinued operations	$—	$5,250

Liabilities
Accounts payable	$—	$—
Accrued expenses	—	—
Deferred revenue	—	—
Net liabilities from discontinued operations	$—	$—

C. Liquidity

At October 31, 2014, the Company had a cash balance of approximately $3.0 million which includes $938,225 of restricted cash. In September 2014, the Company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs, as well as funds held in escrow. The company considers $938,225 and $868,298 as restricted cash (shown as a current asset as of October 31, 2014 and April 30, 2014 respectively).

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 13,476,412 and 9,433,902 common shares, warrants to purchase 44,007,963 and 18,249,528 common shares, and $750,000 and $3,040,000 of convertible debt (convertible into 1,307,142 and 8,093,985 common shares, respectively) were outstanding during the six months ended October 31, 2014 and 2013, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Reclassifications

The Company discovered that its system did not properly update all student withdrawals on the reports that were used to defer revenue.  The effect of this was that revenue for the quarter ended October 31, 2013 was understated by $28,794 and deferred revenue overstated by the same amount. This system problem was corrected during the second quarter of the fiscal year ended April 30, 2014 and was not an issue at July 31, 2014. The company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three month period ended October 31, 2013. As a result, the following reclassification was made for the quarter ended October 31, 2013:

Revenue as		Revenue as
Originally Reported	Adjustment	Adjusted

$885,338	$28,794	$914,132

Additionally, the statement of cash flows for the six months ended October 31, 2013 was adjusted to conform to the income statement presentation by increasing the net loss and deferred revenue.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

The Company reclassified $59,930 and $112,841, from Cost of Revenues to General and Administrative, both within Operating Expenses for the three months ending October 31, 2013 and the six months ending October 31, 2013, to conform to the current period presentation.

	For the Three Months ended October 31, 2013
	Reclassifications

		Dues,	Internet
	As Previously	Fees, &	Related	As
	Reported	Licenses	Expense	Reclassified

Operating Expenses:
Instructional	$233,794	(18,914)	(41,016)	$173,864
Marketing	260,510			260,510
Cost of Revenues	$494,304	(18,914)	(41,016)	$434,374
General and administrative	1,577,086	18,914	41,016	1,637,016
Depreciation and amortization	119,651			119,651
Total Operating Expenses	$2,191,041			$2,191,041

	For the Six Months ended October 31, 2013
	Reclassifications

		Dues,	Internet
	As Previously	Fees, &	Related	As
	Reported	Licenses	Expense	Reclassified

Operating Expenses:
Instructional	$449,375	(40,249)	(72,592)	$336,534
Marketing	553,598			553,598
Cost of Revenues	$1,002,973	(40,249)	(72,592)	$890,132
General and administrative	3,000,942	40,249	72,592	3,113,783
Depreciation and amortization	229,086			229,086
Total Operating Expenses	$4,233,001			$4,233,001

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material effect on it disclosures.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables are due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, a related party and principal stockholder of the Company whose president is Mr. Patrick Spada, the former Chairman of the Company and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; (c) provided HEMG and Mr. Patrick Spada fulfilled their obligations under (a) and (b) above, the Company shall consent to additional private transfers by HEMG and/or Mr. Patrick Spada of up to 500,000 common shares of the Company on or before March 13, 2013; (d) HEMG agreed to not sell, pledge or otherwise transfer 142,500 common shares of the Company pending resolution of a dispute regarding the Company’s claim that HEMG sold 131,500 common shares of the Company without having enough authorized shares and a stockholder did not receive 11,000 common shares of the Company owed to him as a result of a stock dividend; and (e) the Company waived any default of the accounts receivable, secured - related party and extend the due date to September 30, 2014. However, the Company has elected to show as long term due to the expectation that no collection will occur within 1 year. As of September 30, 2012, third party investors purchased 336,000 shares for $168,000 and the Company purchased 264,000 shares for $132,000 per section (b) above. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of both April 30, and October 31, 2014, the balance of the account receivable, net of allowance, was $146,831.

HEMG has failed to pay to the Company any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company.

Note 4. Property and Equipment

Property and equipment consisted of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Call center equipment	132,109	$122,653
Computer and office equipment	69,780	66,118
Furniture and fixtures	36,446	36,446
Library (online)	100,000	100,000
Software	2,061,563	1,894,215
	2,399,898	2,219,432
Accumulated depreciation and amortization	(1,153,943)	(938,703)
Property and equipment, net	$1,245,955	$1,280,729

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

Software consisted of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Software	$2,061,563	$1,894,215
Accumulated amortization	(917,024)	(720,823)
Software, net	$1,144,539	$1,173,392

Amortization expense for all Property and Equipment as well as the portion for just software is presented for the three and six months ended October 31, 2014 and 2013:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Depreciation and Amortization Expense	$109,845	$92,190	$215,240	$170,884

Software Amortization Expense	100,224	82,729	196,201	154,648

The following is a schedule of estimated future amortization expense of software at October 31, 2014:

Year Ending April 30,
2015	$206,156
2016	411,467
2017	288,735
2018	155,700
2019	82,481
Total	$1,144,539

Note 5. Courseware

Courseware costs capitalized were $66,479 for the six months ended October 31, 2014.

Courseware consisted of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Courseware	$2,170,517	$2,104,038
Accumulated amortization	(2,035,656)	(1,995,156)
Courseware, net	$134,861	$108,882

Amortization expense of courseware for the three months and six months ended October 31, 2014 and 2013:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Amortization Expense	$20,288	$27,731	$40,500	$58,202

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

The following is a schedule of estimated future amortization expense of courseware at October 31, 2014:

Year Ending April 30,
2015	$35,029
2016	42,326
2017	23,692
2018	15,603
2019	18,211
Total	$134,861

Note 6. Loan Payable Officer – Related Party

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

Note 7. Convertible Notes, Convertible Notes – Related Party and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes were convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. These loans (now convertible promissory notes) were originally due in February 2014, and have been included in current liabilities as of October 31, 2014 and April 30, 2014. Two of the above mentioned notes were modified in February 2014, see below, and the third became due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

On September 26, 2013, the Company and an institutional investor (the "Institutional Investor") signed a Securities Purchase Agreement (the “Agreement”) with respect to a loan of $2,240,000 evidenced by an 18 month original issue discount secured convertible debenture (the "Debenture") with gross proceeds of $2,000,000 prior to fees. Payments on the Debenture are due 25% on November 1, 2014, 25% on January 1, 2015 and the remaining 50% on April 1, 2015 as a final payment. The Company has the option to pay the interest or principal in stock subject to certain “Equity Conditions” such as giving notice of its intent 20 trading days beforehand. The Agreement provides that the Debenture may be converted at the holder’s option at $0.3325 per share at any time after the closing and subject to adjustments. The Company evaluated that for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was greater than the fair market value of the common shares on the note issue date. Warrants with a relative fair value of $389,565 were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. The $389,565 is recorded as a debt discount to be amortized over the debt term. The Debenture bears 8% per annum interest and are amortizable in installments over their term. The financing closed on September 26, 2013 and the Company received proceeds of approximately $1.7 million, net of certain offering costs and before payment of various debt issue costs. Offering costs to the lender included an original issue discount of $240,000 and cash loan fees of $117,846. At July 31, 2014, the balance of the Debenture payable was $1,911,572, which was the loan of $2,240,000 less $328,428 of unamortized original issue discount. On September 4, 2014, Aspen used part of the equity offering proceeds to fully prepay principal and interest owed under its outstanding debenture held by Institutional Investor. Aspen paid them $2,310,000, after entering into an agreement whereby the Institutional Investor agreed to the prepayment and agreed to limit the future sale of shares of common stock upon exercise of its warrants or otherwise. Of the $2,310,000 payment, $70,000 was for interest. Upon repayment of the debenture, the $70,000 interest payment, along with the balance of the debt discount and the debt issuance costs totaling $452,503, was expensed in the Loss from debt extinguishment line on the Statement of Operations.

In September 2013 Company had entered into an engagement agreement with Laidlaw & Co. ("Laidlaw") to act as placement agent for the offering and receive customary compensation. Laidlaw introduced the Institutional Investor. As a placement agent fee, the Company paid Laidlaw $207,500 and issued 1,347,368 five year warrants with an exercise price of $0.3325, valued at $94,316. The warrants and fees paid plus legal fees of $35,356 were recorded as a debt issue cost asset and were being amortized over the debt term. The discount was expensed to interest expense upon repayment of the debenture.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at October 31, 2014). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of October 31, 2014 was $244,028. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at October 31, 2014 was $5,972.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of October 31, 2014, no performance bonuses have been earned. (See Note 11)

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2014, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant. The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. On February 28, 2014, the Company filed a motion to dismiss the complaint. On November 3, 2014, the Chancery Court of the State of Delaware dismissed the shareholders’ derivative lawsuit of Mr. Patrick Spada and Higher Education Management Group, Inc. against Aspen Group, Inc., certain members of the Company’s Board of Directors and former Chief Financial Officer (collectively, the “Defendants”).  The Court granted the Defendant’s Motion to Dismiss in its entirety.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

While the Company has been advised by its counsel that the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

Finally. HEMG has failed to pay to the Company any portion of the $772,793 amount overdue as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company.

Regulatory Matters

The Company’s subsidiary, Aspen University, Inc. (“Aspen University”), is subject to extensive regulation by Federal and State governmental agencies and accrediting bodies. In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject Aspen University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA. Aspen University has had provisional certification to participate in the Title IV programs. That provisional certification imposes certain regulatory restrictions including, but not limited to, a limit of 1,200 student recipients for Title IV funding for the duration of the provisional certification. The provisional certification restrictions continue with regard to Aspen University’s participation in Title IV programs.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

Note 9. Stockholders’ Equity (Deficiency)

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

On September 4, 2014, Aspen raised $3,766,325 from the sale of 24,298,877 shares of common stock and 12,149,439 five-year warrants exercisable at $0.19 per share in a private placement offering to 15 accredited investors. In connection with the offering, Aspen agreed to register the shares of common stock and the shares of common stock underlying the warrants. The net proceeds to Aspen were approximately $3.7 million. As a result of the private placement, Aspen issued 59,423 shares of common stock to a prior investor who had price protection on his investment.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	23,144,005	$0.31	4.6	$—
Granted	20,863,958	0.19	5.0	$1,499,514
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, October 31, 2014	44,007,963	$0.25	4.3	$1,499,514

Exercisable, October 31, 2014	44,007,963	$0.25	4.3	$1,499,514

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

On September 4, 2014, as part of a private placement offering fifteen accredited investors paid a total of $3,766,325 from the sale of 24,298,877 shares of common stock and 12,149,439 five-year warrants exercisable at $0.19 per share. As a result of this private placement, on July 31, 2014, Aspen issued 59,423 shares of common stock to a prior investor who had price protection on his investment.

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through October 31, 2014 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014 and 16,300,000 effective September 2014, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2014, there were 2,823,588 shares remaining under the Plan for future issuance.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

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

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	10,476,412	$0.23	3.5	$—
Granted	2,800,000	$0.16	4.9	$257,000
Exercised	—
Forfeited	(20,000)	$0.19	4.1	$1,200
Expired	—
Balance Outstanding, October 31, 2014	13,256,412	$0.21	3.6	$738,406

Exercisable, October 31, 2014	5,710,470	$0.26	3.1	$191,650

On September 4, 2014, 2,600,000 options were granted to the CEO and the Board of Directors. The fair value of these options on the date of grant were $130,000 and the exercise price is $0.155 per option. On September 16, 2014, 200,000 options were granted to two members of the Board of Directors. The fair value of these options on the date of grant were $12,000 and the exercise price is $0.20 per option. The Company recorded compensation expense of $114,435 and $211,638 for the three and six months ended October 31, 2014 in connection with employee stock options. $297,330 was recorded during the same period in 2013.

As of October 31, 2014, there was $644,450 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the six months ended October 31, 2014. The Company recorded no compensation expense for the three months ended October 31, 2014 and $748 for the six months ended October 31, 2014 in connection with non-employee stock options. $748 was recorded for the three months ended October 31, and $1,496 for the six months ended October 31, 2013. There was no unrecognized compensation cost at October 31, 2014.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2014

(Unaudited)

A summary of the Company's stock option activity for non-employees during the six months ended October 31, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	270,000	$0.28	2.8	$—
Granted	—
Exercised	—
Forfeited	(50,000)	$0.19	3.7	$—
Expired	—
Balance Outstanding, October 31, 2014	220,000	$0.30	2.6	$4,500

Exercisable, October 31, 2014	73,333	$0.30	2.6	$1,500

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Events

HEMG has failed to pay to the Company any portion of the $772,793 amount as of September 30, 2014, despite due demand for same (See Note 3). Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company.

On November 24, 2014, the Company entered into a three-year Employment Agreements with its Executive Vice President and Interim Chief Financial Officer and its Chief Operating Officer. Each of the officers will: (i) receive a base salary of $200,000 and (ii) be eligible for a cash and equity bonus (the “Target Bonus”) if certain milestones are met. In addition, the Executive Vice President – Finance and Interim Chief Financial Officer received a grant of 300,000 options at $0.234 per share which has a fair value of $21,000.

Also on November 24, 2014, the Company amended the Employment Agreements of its Chief Executive Officer and Chief Academic Officer, to provide them with the right to receive the Target Bonus.

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

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. On March 20, 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students the opportunity to pay $250/month for 60 months ($15,000) and master/doctoral students the opportunity to pay $325/month for 36 months ($11,700), thereby giving students the ability to earn a degree debt free. In the eight months since the announcement, already 29% of courses are now paid through monthly payment methods.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities has been our historical emphasis on post-graduate degree programs (master or doctorate). As of October 31, 2014, 2,811 students were enrolled as full-time degree-seeking students with 2,391 of those students or 85% in a master or doctoral graduate degree program. On November 10, 2014, Aspen University announced that the Commission on Collegiate Nursing Education (“CCNE”) granted accreditation to its Bachelor of Science in Nursing program (RN to BSN) until December 31, 2019. This newly accredited undergraduate degree program is expected to grow rapidly given Aspen’s debtless education approach allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months.

Student Population

Aspen’s full-time degree-seeking student body increased by 29% during the quarter ended October 31, 2014, from 2,171 to 2,811 students. In addition, 1,122 students are engaged in part-time programs, such as continuing education courses and certificate level programs.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 5% of our full-time, degree-seeking student body at calendar year-end 2011, to 37% of our full-time, degree-seeking student body at October 31, 2014. Aspen’s School of Nursing grew from 600 to 1,026 student’s year-over-year, which represented 67% of Aspen’s full-time degree-seeking student body growth.

Results of Operations

For the Three Months Ended October 31, 2014 Compared with the Three Months Ended October 31, 2013

Revenue

Revenue from continuing operations for the quarter ended October 31, 2014 (“2014 Quarter”) increased to $1,214,247 from $914,132 for the three months ended October 31, 2013 (“2013 Quarter”), an increase of 33%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s Nursing degree program increased to $483,050 during the 2014 Quarter from $381,742 during the 2013 Quarter, an increase of 27%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2014 Quarter rose to $248,699 from $173,865 for the 2013 Quarter, an increase of $74,834 or 43%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2014 Quarter were $164,627 compared to $260,510 for the 2013 Quarter, a decrease of $95,882 or 37%. This decrease reflects significant marketing efficiencies gained, specifically the fact that new student enrollment costs have dropped 33% to $544 from $808 year-over-year. Although the Company decreased marketing spending by 37% year-over-year in the comparable quarter, new student enrollments increased by 14% to 332 from 292 in the comparable period, primarily a result of the Company’s conversion rate on leads increasing to 10.6% from 7.7% in the comparable period.

With the cash from our recently completed offering, we expect that beginning in November 2014, internet advertising expenses will increase by at least $50,000 per month and sales expenses will increase by at least $60,000 per month.

GAAP Gross Profit rose to 56% of revenues or $680,409 for the 2014 Quarter from 40% of revenues or $369,298 for the 2013 Quarter. Gross Profit (exclusive of amortization), a non-GAAP financial measure, rose to 66% of revenues or $800,921 for the 2014 Quarter from 52% of revenues or $479,758 for the 2013 Quarter, a year-over-year increase of 67%. This 67% increase year-over-year primarily reflects the significant marketing efficiency improvements described above.

Costs and Expenses

General and Administrative

General and administrative costs for the 2014 Quarter were $1,259,105 compared to $1,637,016 during the 2013 Quarter, a decrease of $377,911 or 23%. The decrease is attributable to the elimination of expenses year-over-year including $25,000 of expenses related to the biennial graduation ceremony, $40,000 due to the audit related to the change in our fiscal year to April 30, and consulting expense reduction of $125,000 compared to the 2013 Quarter. Additionally, stock compensation was $86,000 higher in the 2013 Quarter relating to the issuance of executive stock options.

Depreciation and Amortization

Depreciation and amortization costs for the 2014 Quarter rose to $130,133 from $119,651 for the 2013 Quarter, an increase of $10,482 or 9%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen launched a new academic learning system, Desire2Learn.

Other Income (Expense)

Other income for the 2014 Quarter increased to $3,209 from $326 in the 2013 Quarter, an increase of $2,883 or 884%. The increase is primarily due to the sale of excess textbooks. Interest expense decreased from $122,695 to $93,750, a decrease of $28,945 or 24%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

Loss from Debt Extinguishment

In the 2014 Quarter, there is a $452,503 loss from the extinguishment of the debenture.  Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the writeoff of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

Income taxes expense (benefit) for the 2014 Quarter and 2013 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2014 Quarter was ($1,131,361) as compared to ($1,366,628) for the 2013 Quarter, a decrease in the loss of $235,267 or approximately 17%.  Contributing to this lower loss was the increase in revenues in the 2014 Quarter, lower marketing costs, lower payroll and lower consulting expenses. Included in these numbers are the Discontinued Operations results.

For the Six Months Ended October 31, 2014 Compared with the Six Months Ended October 31, 2013

Revenue

Revenue from continuing operations for the six months ended October 31, 2014 (“2014 Period”) increased to $2,384,107 from $1,815,331 for the six months ended October 31, 2013 (“2013 Period”), an increase of 31%. Of particular note, revenues from Aspen’s Nursing degree program increased to $878,125 during the 2014 Period from $613,722 during the 2013 Period, an increase of 43%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2014 Period rose to $518,532 from $336,534 for the 2013 Period, an increase of $181,998 or 54%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenues growth.

Marketing and Promotional

Marketing and promotional costs for the 2014 Period were $343,893 compared to $553,598 for the 2013 Period, a decrease of $209,705 or 38%. This decrease reflects significant marketing efficiencies gained, specifically the fact that enrollment costs have dropped to $544 from $808 year-over-year. With the cash from our recently completed offering, we expect that beginning in November 2014, Internet advertising expenses will increase by at least $50,000 per month and sales expenses will increase by at least $60,000 per month.

Although the Company decreased marketing spending by 38% year-over-year for the six months ended October 31, 2014, new student enrollments increased in the comparable period by 10% to 611 from 557, primarily a result of the Company’s conversion rate on leads increasing in the comparable period to 10.7% from 6.8%.

With the cash from our recently completed offering, we expect that beginning in November 2014, internet advertising expenses will increase by at least $50,000 per month and sales expenses will increase by at least $60,000 per month.

GAAP Gross Profit rose to 54% of revenues or $1,284,980 for the 2014 Period from 39% of revenues or $712,349 for the 2013 Period. Gross Profit (exclusive of amortization), a non-GAAP financial measure, rose to 64% of revenues or $1,521,682 for the 2014 Period from 51% of revenues or $925,199 for the 2013 Period, a year-over-year increase of $596,483 or 64%. This 64% increase year-over-year primarily reflects the significant marketing efficiency improvements described above.

Costs and Expenses

General and Administrative

General and administrative costs for the 2014 Period were $2,459,153 compared to $3,113,783 during the 2013 Period, a decrease of $654,630 or 21%. The decrease is attributable to the elimination of expenses year-over-year including $25,000 of expenses related to the biennial graduation ceremony, $40,000 due to the audit related to the change in our fiscal year to April 30, and consulting expense reduction of $125,000 compared to the comparable period of  2013. Additionally, stock compensation was $86,000 higher relating to the issuance of executive options.

Depreciation and Amortization

Depreciation and amortization costs for the 2014 Period rose to $255,740 from $229,086 for the 2013 Period, an increase of $26,654 or 12%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen launched a new academic learning system, Desire2Learn, in the 2014 Period.

Other Income (Expense)

Other income for the 2014 Period increased to $4,881 from $613 in the 2013 Period, an increase of $4,268 or 696%. A significant portion of this increase is due to the sale of excess textbooks.  Interest expense increased from $138,854 to $354,621, an increase of $215,767 or 155%. The increase is due to the monthly interest expense of $13,333, the amortization of the original issue discount and the amortization of debt issuance costs, all associated with the issuance of debentures. In addition, there is the monthly interest expense of $8,333 on the loan from our CEO.

Loss from Debt Extinguishment

In the 2014 Period, there is a $452,503 loss from the extinguishment of the debenture.  Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the writeoff of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

Income taxes expense (benefit) for both six month periods was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2014 Period was ($1,995,454) as compared to ($2,500,998) for the 2013 Period, a decrease in the loss of $505,544 or approximately 20%. Contributing to this lower loss was the increase in revenues in the 2014 period, lower marketing costs, lower payroll and lower consulting expenses. Included in these numbers are the Discontinued Operations results.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the three and six months ended October 31, 2014 and 2013:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenues	$—	$326,500	$—	$549,125

Costs and expenses:
Instructional costs and services	—	293,850	—	494,212
General and administrative	—	—	—	—
Total costs and expenses	—	293,850	—	494,212

Income (loss) from discontinued operations, net of income taxes	$—	$32,650	$—	$54,913

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended
	10/31/2014	7/31/2014	10/31/2013
Net loss allocable to common shareholders	$(1,131,361)	$(864,261)	$(1,395,422)
Interest Expense, net of interest income	29,625	78,417	52,168
Loss from debt extinguishment	452,503	—	—
Bad Debt Expense	—	105,511	15,000
Depreciation & Amortization	130,133	125,608	119,651
Amortization of Prepaid Services	—	—	95,677
Amortization of Debt Issue Costs	19,018	56,440	20,193
Amortization of Debt Discount	41,898	124,343	50,008
Stock-based compensation	114,435	97,203	147,974
Non-recurring charges	114,930	23,019	187,250
Adjusted EBITDA (Loss)	$(228,819)	$(253,720)	$(707,501)

Note that the Adjusted EBITDA loss declined by 68% in the 2014 quarter as compared to the 2013 quarter.

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenues	$1,214,247	$914,132	$2,384,107	$1,815,331

Costs of revenues (exclusive of depreciation and amortization shown separately)	413,326	434,374	862,425	890,132

Gross profit (exclusive of depreciation and amortization)	800,921	479,758	1,521,682	925,199

Depreciation and amortization expenses excluded from cost of revenues	120,512	110,460	236,702	212,850

GAAP gross profit	$680,409	$369,298	$1,284,980	$712,349

GAAP gross profit increased to 56% of revenues or $680,409 for the 2014 Period compared to 40% or $369,298 for the 2013 Period. Gross Profit (exclusive of amortization) for the 2014 Quarter increased to 66% of revenues or $800,921 compared to 52% for the 2013 Quarter or $479,758.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Six Months Ended
	October 31,
	2014	2013

Net cash used in operating activities	$(1,010,055)	$(2,151,531)
Net cash used in investing activities	(316,872)	(210,958)
Net cash provided by financing activities	3,175,454	2,585,540
Net cash provided by discontinued operations	5,250	148,657
Net increase (decrease) in cash and cash equivalents	$1,853,777	$371,708

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2014 Period totaled ($1,010,055) and resulted primarily from a net loss from continuing operations of ($1,995,454) offset by non-cash items of $1,236,046, comprised of $416,587 from the non-cash portion of the loss on extinguishment of debt, $166,241 of amortization of debt discount, $255,740 in depreciation and amortization, $75,458 of amortization of debt discount, $211,638 of stock compensation expense and $105,511 of bad debt expense, and a net change in operating assets and liabilities of $(245,777), of which the $(179,453) decrease in accounts payable was the most significant.

Net cash used in operating activities during the 2013 Period totaled ($2,151,531) and resulted primarily from a net loss from continuing operations of $(2,555,911) offset by non-cash items of $746,191 and a net change in operating assets and liabilities of $(341,811).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2014 Period totaled ($316,872) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the 2013 Period totaled ($210,958), resulting primarily from capitalized technology expenditures and increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2014 Period totaled $3,175,454 which resulted primarily from proceeds from the private placements of $5,547,826, offset by debt repayments of $2,240,000.

Net cash provided by financing activities during the 2013 Period totaled $2,585,540 which resulted primarily from the receipt of a $1,000,000 loan from the CEO and proceeds of $1,639,298 from issuance of convertible debt.

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

In September 2013, the Company sold a $2,240,000 Original Issue Discount Secured Convertible Debenture (the “Debenture”) and 6,736,842 five-year warrants (exercisable at $0.3325) in a private placement offering to an institutional investor. The Company received net proceeds of approximately $1.7 from this offering.

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were exercised at an exercise price of $0.19 per warrant. The total proceeds received were $804,049 and since the exercise price was discounted from the stated prices of either $0.50 or $0.3325. Related to this, additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors.

Related to this, an additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors.

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

Liquidity and Capital Resource Considerations

As of November 28, 2014, the Company had a cash balance of $3.0 million.  In September 2014, the Company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Related Party Transactions

At October 31, 2014, we included as a long term asset an account receivable of $146,831 net of an allowance of $625,962 from HEMG, controlled by Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this amount.

HEMG has failed to pay to the Company any portion of the $772,793 amount overdue as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company.

See Note 10 to our October 31, 2014 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our October 31, 2014 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including the expected growth in our undergraduate Nursing degree program, expected increase or decrease in expenses including an increase in Internet marketing expenses, capital expenditures, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below or previously reported.

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

As previously reported, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant. The complaint was substantially similar to the complaint filed in state court of New York.  On November 3, 2014, the Chancery Court of the State of Delaware dismissed the shareholders’ derivative lawsuit of Mr. Patrick Spada and Higher Education Management Group, Inc. against Aspen Group, Inc., certain members of the Company’s Board of Directors and former Chief Financial Officer (collectively, the “Defendants”). The Court granted the Defendant’s Motion to Dismiss in its entirety.  The Plaintiff’s recently filed a Notice of Appeal.

While the Company has been advised by its counsel that the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

On November 18, 2014, the Company filed a complaint against HEMG in the United States District Court for the District of New Jersey for failure to pay (despite demand) to the Company any portion of the $772,793 amount overdue. The Company is seeking to collect the full amount due.

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

Aspen Group, Inc.

December 1, 2014	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 1, 2014	By:	/s/ Janet Gill
Janet Gill
Executive Vice President and Chief Financial Officer (Interim)
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

10.1	Form of Securities Purchase Agreement	8-K	7/30/14	10.1
10.2	Form of Registration Rights Agreement	8-K	7/30/14	10.2
10.3	Form of Warrant	8-K	7/30/14	10.3
10.4	Form of Convertible Note – Mathews - $1.00	8-K	7/25/14	10.2
10.5	Form of Convertible Note – Mathews - $0.35	8-K	7/25/14	10.1
10.6	Promissory Note dated July 21, 2014 - Mathews	8-K	7/25/14	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.