Form 10-Q
period 2015-01-31
ASPEN GROUP, INC.
filed 2015-03-11
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 10, 2015
Common Stock, $0.001 par value per share	113,098,156 shares

SIGNATURES	35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,158,339	$247,380
Restricted cash	888,225	868,298
Accounts receivable, net of allowance of $241,027 and $221,537, respectively	888,499	649,890
Prepaid expenses	66,019	45,884
Net assets from discontinued operations (Note 1)	—	5,250
Total current assets	3,001,082	1,816,702

Property and equipment:
Call center equipment	132,798	122,653
Computer and office equipment	73,286	66,118
Furniture and fixtures	42,698	36,446
Library (online)	100,000	100,000
Software	2,147,783	1,894,215
	2,496,565	2,219,432
Less accumulated depreciation and amortization	(1,268,502)	(938,703)
Total property and equipment, net	1,228,063	1,280,729
Courseware, net	158,280	108,882
Accounts receivable, secured - related party, net of allowance of $625,962, and $625,962, respectively	146,831	146,831
Debt issuance costs, net	—	205,515
Other assets	26,678	25,181

Total assets	$4,560,934	$3,583,840

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$458,997	$454,783
Accrued expenses	223,072	144,466
Deferred revenue	716,642	653,518
Refunds Due Students	373,161	288,121
Deferred rent, current portion	11,750	13,699
Convertible notes payable, current portion	50,000	175,000
Debenture payable, net of discounts of $0 and $452,771	—	1,787,229
Total current liabilities	1,833,622	3,516,816

Line of credit	243,989	244,175
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Deferred rent	—	7,751
Total liabilities	3,677,611	5,368,742

Commitments and contingencies - See Note 8

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 250,000,000 shares authorized, 113,298,156 issued and 113,098,156 outstanding at January 31, 2015, 73,414,478 issued and 73,214,478 outstanding at April 30, 2014	113,298	73,414
Additional paid-in capital	22,170,190	16,302,118
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(21,330,165)	(18,090,434)
Total stockholders' equity (deficiency)	883,323	(1,784,902)

Total liabilities and stockholders' equity (deficiency)	$4,560,934	$3,583,840

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$1,286,138	$1,002,167	$3,670,245	$2,817,497

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	662,368	500,311	1,524,793	1,390,444
General and administrative	1,701,871	1,752,717	4,160,978	4,866,498
Receivable collateral valuation reserve	—	123,647	—	123,647
Depreciation and amortization	133,966	121,904	389,706	350,990
Total operating expenses	2,498,205	2,498,579	6,075,477	6,731,579

Operating loss from continuing operations	(1,212,067)	(1,496,412)	(2,405,232)	(3,914,082)

Other income (expense):
Other income	2,277	136	7,157	750
Loss on Debt Extinguishment	—	—	(452,503)	—
Interest expense	(34,532)	(260,062)	(389,153)	(398,916)
Total other expense, net	(32,255)	(259,926)	(834,499)	(398,166)

Loss from continuing operations before income taxes	(1,244,322)	(1,756,338)	(3,239,731)	(4,312,248)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,244,322)	(1,756,338)	(3,239,731)	(4,312,248)

Discontinued operations (Note 1)
Income from discontinued operations, net of income taxes	—	29,751	—	84,663

Net loss	$(1,244,322)	$(1,726,587)	$(3,239,731)	$(4,227,585)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)
Income per share from discontinued operations - basic and diluted	$—	$0.00	$—	$0.00
Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding:
basic and diluted	112,753,454	59,780,884	96,548,329	59,098,885

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED January 31, 2015

(Unaudited)

			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2014	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)
Issuance of common shares for cash	35,614,154	35,615	5,512,211	—	—	5,547,826
Offering cost for professional services from private placement	—	—	(107,225)	—	—	(107,225)
Stock-based compensation	—	—	334,723	—	—	334,723
Shares issued for price protection	3,532,682	3,532	(3,532)	—	—	—
Conversion of convertible debt into shares	526,316	526	99,474	—	—	100,000
Shares issued for services rendered	210,526	211	32,421	—	—	32,632
Net loss, nine months ended January 31, 2015	—	—	—	—	(3,239,731)	(3,239,731)
Balance at January 31, 2015	113,298,156	$113,298	$22,170,190	$(70,000)	$(21,330,165)	$883,323

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,239,731)	$(4,227,585)
Less income from discontinued operations	—	84,663
Loss from continuing operations	(3,239,731)	(4,312,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	117,739	148,837
Receivable collateral valuation reserve	—	123,647
Amortization of debt issuance costs	75,458	77,058
Amortization of debt discount	166,241	174,351
Extinguishment of debentures	416,587	—
Depreciation and amortization	389,706	350,990
Stock-based compensation	334,723	395,940
Warrant modification expense	—	156,952
Amortization of prepaid shares for services	—	285,084
Changes in operating assets and liabilities:
Accounts receivable	(356,348)	(443,863)
Prepaid expenses	(20,135)	58,922
Other assets	(1,497)	—
Accounts payable	4,214	63,195
Accrued expenses	111,238	4,578
Deferred rent	(9,700)	(7,239)
Refunds due students	85,040	(18,572)
Deferred revenue	63,124	(98,430)
Net cash used in operating activities	(1,863,341)	(3,040,798)

Cash flows from investing activities:
Purchases of property and equipment	(277,133)	(298,140)
Purchases of courseware	(109,305)	(4,499)
Increase in restricted cash	(19,927)	(406)
Net cash used in investing activities	(406,365)	(303,045)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	(186)	(5,825)
Proceeds from issuance of common shares and warrants, net	5,547,826	—
Proceeds from (retirement of) convertible notes and warrants, net of costs	(2,240,000)	1,639,298
Retirement of convertible notes payable	(25,000)	—
Proceeds from loan from related party	—	1,000,000
Proceeds from warrant exercise	—	804,049
Offering costs associated with private placement	(107,225)	(48,240)
Net cash provided by financing activities	3,175,415	3,389,282

Cash flows from discontinued operations:
Cash flows from operating activities	5,250	80,206
Net cash provided by discontinued operations	5,250	80,206

Net increase in cash and cash equivalents	910,959	125,645
Cash and cash equivalents at beginning of period	247,380	724,982
Cash and cash equivalents at end of period	$1,158,339	$850,627

(Continued)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine Months Ended January 31,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid for interest	$212,955	$95,653
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$32,632	$216,000
Common stock issued from conversion of notes	$100,000	$—
Warrant value recorded as debt issue cost	$—	$94,316
Warrant value recorded as debt discount	$—	$389,565

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiary, the “Company” or “Aspen”) is a holding company. Its subsidiary Aspen University Inc. was founded in Colorado in 1987 as the International School of Information Management. On September 30, 2004, it changed its name to Aspen University Inc. (“Aspen University”).  On March 13, 2012, the Company was recapitalized in a reverse merger. All references to the Company or Aspen before March 13, 2012 are to Aspen University.

On April 5, 2013, the Company gave 120-day notice to CLS 123, LLC of its intent to terminate the agreement between the Company and CLS 123, LLC dated November 9, 2011. Moreover, at the end of the 120-day period, the Company no longer offered the “Certificate in Information Technology with a specialization in Smart Home Integration” program. Accordingly, the activities related to CLS (or the “Smart Home Integration Certificate” program) are treated as discontinued operations. As this component of the business was not sold, there was no gain or loss on the disposition of this component (see below “Discontinued Operations”).

On April 25, 2013, our Board of Directors approved a change in our fiscal year-end from December 31 to April 30, with the change to the calendar year reporting cycle beginning May 1, 2013. Consequently, we filed a Transition Report on Form 10-KT for the four-month transition period ended April 30, 2013.

Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 38% of our full-time degree-seeking students (as of January 31, 2015) were enrolled in Aspen’s School of Nursing.

On November 10, 2014, Aspen University announced the Commission on Collegiate Nursing Education (“CCNE”) has granted accreditation to its Bachelor of Science in Nursing program (RN to BSN) until December 31, 2019. This newly accredited undergraduate degree program is expected to grow rapidly given Aspen’s debtless education approach, which allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months. In fact, Aspen projects the BSN program to be the largest growth driver in the next 12 months, which we estimate will result in over 50% or the majority of the degree-seeking student body to be enrolled in the School of Nursing by early-2016. Initial marketing and enrollment results support this forecast.

Since 1993, we have been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).  On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended January 31, 2015 and 2014, the nine months ended January 31, 2015 and 2014, our cash flows for the nine months ended January 31, 2015 and 2014, and our financial position as of January 31, 2015 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

January 31, 2015

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

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$549,125

Costs and expenses:
Instructional costs and services	—	—	—	494,213
General and administrative	—	(29,751)	—	(29,751)
Total costs and expenses	—	(29,751)	—	464,462

Income (loss) from discontinued operations, net of income taxes	$—	$29,751	$—	$84,663

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	January 31,	April 30,
	2015	2014
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $486,781, and $481,531, respectively	—	5,250
Other current assets	—	—
Net assets from discontinued operations	$—	$5,250

Liabilities
Accounts payable	$—	$—
Accrued expenses	—	—
Deferred revenue	—	—
Net liabilities from discontinued operations	$—	$—

C. Liquidity

At January 31, 2015, the Company had a cash balance of approximately $2.0 million which includes $888,225 of restricted cash. In September 2014, the Company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

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

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2015 and April 30, 2014 respectively. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2015. As of January 31, 2015, there was $176,602, $760,169 and $638,028 located in three institutions greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs, as well as funds held in escrow. The company considers $888,225 and $868,298 as restricted cash (shown as a current asset as of January 31, 2015 and April 30, 2014 respectively).

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 14,576,412 and 9,583,086 common shares, warrants to purchase 44,007,963 and 19,196,635 common shares, and $650,000 and $2,240,000 of convertible debt (convertible into 1,207,143 and 8,093,985 common shares, respectively) were outstanding during the nine months ended January 31, 2015 and 2014, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Reclassifications

For the three and the nine months ending January 31, 2014, the Company reclassified $55,314 and $168,155 respectively, from Cost of Revenues to General and Administrative, both within Operating Expenses, to conform to the current period presentation.

	For the 9 Months ended January 31, 2014
	Reclassifications

		Dues,	Internet
	As Previously	Fees, &	Related	Marketing	Library	As
	Reported	Licenses	Expense	Fees	Services	Reclassified

Operating Expenses:
Instructional	$734,597	(55,127)	(113,028)	—	—	$566,442
Marketing	824,002	—	—	—	—	824,002
Cost of Revenues	$1,558,599	(55,127)	(113,028)	—	—	$1,390,444
Receivable collateral valuation reserve	123,647	—	—	—	—	123,647
General and administrative	4,698,343	55,127	113,028	—	—	4,866,498
Depreciation and amortization	350,990	—	—	—	—	350,990
Total Operating Expenses	$6,731,579	—	—	—	—	$6,731,579

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

	For the 3 Months ended January 31, 2014
	Reclassifications

		Dues,	Internet
	As Previously	Fees, &	Related	Marketing	Library	As
	Reported	Licenses	Expense	Fees	Services	Reclassified

Operating Expenses:
Instructional	$285,221	(14,878)	(40,436)	—	—	$229,907
Marketing	270,404	—	—	—	—	270,404
Cost of Revenues	$555,625	(14,878)	(40,436)	—	—	$500,311
Receivable collateral valuation reserve	123,647	—	—	—	—	123,647
General and administrative	1,697,403	14,878	40,436	—	—	1,752,717
Depreciation and amortization	121,904	—	—	—	—	121,904
Total Operating Expenses	$2,498,579	—	—	—	—	$2,498,579

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after January 31, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

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

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; and (c) the Company waived any default of the accounts receivable, secured - related party and extended the due date to September 30, 2014. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of both April 30, 2014, and January 31, 2015, the balance of the account receivable, net of allowance, was $146,831.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. (See Note 11)

Note 4. Property and Equipment

Property and equipment consisted of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014
Call center hardware	$132,798	$122,653
Computer and office equipment	73,286	66,118
Furniture and fixtures	42,698	36,446
Library (online)	100,000	100,000
Software	2,147,783	1,894,215
	2,496,565	2,219,432
Accumulated depreciation and amortization	(1,268,502)	(938,703)
Property and equipment, net	$1,228,063	$1,280,729

Software consisted of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014
Software	$2,147,783	$1,894,215
Accumulated amortization	(1,021,466)	(720,823)
Software, net	$1,126,317	$1,173,392

Amortization expense for all Property and Equipment as well as the portion for just software is presented for the three and nine months ended January 31, 2015 and 2014:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Depreciation and Amortization Expense	114,559	96,879	329,799	267,762

Software Amortization Expense	104,441	87,610	300,642	242,259

The following is a schedule of estimated future amortization expense of software at January 31, 2015:

Year Ending April 30,
2015	$107,389
2016	428,711
2017	305,979
2018	172,944
2019	111,294
Total	$1,126,317

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

Note 5. Courseware

Courseware costs capitalized were $109,305 for the nine months ended January 31, 2015.

Courseware consisted of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014
Courseware	$2,213,343	$2,104,038
Accumulated amortization	(2,055,063)	(1,995,156)
Courseware, net	$158,280	$108,882

Amortization expense of courseware for the three months and nine months ended January 31, 2015 and 2014:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Amortization Expense	19,407	25,025	59,907	83,227

The following is a schedule of estimated future amortization expense of courseware at January 31, 2015:

Year Ending April 30,
2015	$18,464
2016	50,891
2017	32,257
2018	24,168
2019	32,500
Total	$158,280

Note 6. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. On September 25, 2013, as a term of the convertible debenture issued as discussed in Note 7, the maturity of the debt to the CEO has been extended to April 2, 2015. On July 16, 2014, the maturity of the debt to the CEO was extended to January 1, 2016. Subsequently, in March 2015, the debt was extended to July 31, 2016.

Note 7. Convertible Notes, Convertible Notes – Related Party and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes were convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. These loans (now convertible promissory notes) were originally due in February 2014, and were included in current liabilities as of October 31, 2014 and April 30, 2014. Two of the above mentioned notes were modified in February 2014, see below, and the third became due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

On February 18, 2014 the Company renegotiated the terms of one of the $50,000 convertible notes, specifically the one dated February 27, 2012. The maturity date was extended to December 1, 2014 and the conversion price has been reduced to $0.19 per share. The interest rate has been amended to 3.25% from February 27, 2012. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. This note was converted to common shares on December 1, 2014. (See Note 9)

On February 28, 2014 the Company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 was made on August 1, 2014 and $50,000 will be made on December 1, 2014. The interest rate was raised to 3.25% from February 25, 2012. The conversion price was reduced to $0.19 per share. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. The remaining $50,000 balance of this note was converted to common shares on December 1, 2014. (See Note 9)

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016 and on March 4, 2015, the debt was extended to July 31, 2016. There was no accounting effect for these modifications.

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On December 17, 2012 the maturity date was extended to August 31, 2013. On September 25, 2013, as a term of the convertible Debenture issued as discussed further in this Note, the maturity of the debt to the CEO has been extended to April 5, 2015. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016 and on March 4, 2015, the debt was extended to July 31, 2016. There was no accounting effect for these modifications.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

On September 26, 2013, the Company and an institutional investor (the "Institutional Investor") signed a Securities Purchase Agreement (the “Agreement”) with respect to a loan of $2,240,000 evidenced by an 18 month original issue discount secured convertible debenture (the "Debenture") with gross proceeds of $2,000,000 prior to fees. Payments on the Debenture were due 25% on November 1, 2014, 25% on January 1, 2015 and the remaining 50% on April 1, 2015 as a final payment. The Company had the option to pay the interest or principal in stock subject to certain “Equity Conditions” such as giving notice of its intent 20 trading days beforehand. The Agreement provided that the Debenture may have been converted at the holder’s option at $0.3325 per share at any time after the closing and subject to adjustments. The Company evaluated that for the embedded conversion option, there was no beneficial conversion value to record as the conversion price was greater than the fair market value of the common shares on the note issue date. Warrants with a relative fair value of $389,565 were issued for 100% of the number of shares of common stock that could be purchased at the conversion price at closing or 6,736,842. The warrants have a five-year term and are exercisable for cash if an outstanding registration statement is in effect within 90 days of closing. The $389,565 was recorded as a debt discount to be amortized over the debt term. The Debenture bore 8% per annum interest and was amortizable in installments over its term. The financing closed on September 26, 2013 and the Company received proceeds of approximately $1.7 million, net of certain offering costs and before payment of various debt issue costs. Offering costs to the lender included an original issue discount of $240,000 and cash loan fees of $117,846. At July 31, 2014, the balance of the Debenture payable was $1,911,572, which was the loan of $2,240,000 less $328,428 of unamortized original issue discount. On September 4, 2014, Aspen used part of the equity offering proceeds to fully prepay principal and interest owed under its outstanding debenture held by Institutional Investor. Aspen paid them $2,310,000, after entering into an agreement whereby the Institutional Investor agreed to the prepayment and agreed to limit the future sale of shares of common stock upon exercise of its warrants or otherwise. Of the $2,310,000 payment, $70,000 was for interest. Upon repayment of the debenture, the $70,000 interest payment, along with the balance of the debt discount and the debt issuance costs totaling $452,503, was expensed in the Loss from debt extinguishment line on the Statement of Operations.

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

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at January 31, 2015). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of January 31, 2015 was $243,989. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at January 31, 2015 was $6,011.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of January 31, 2015, no performance bonuses have been earned.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2015, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. Discovery is currently being pursued by the parties. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them. The New York court dismissed the Company’s related “money had and received”, “money lent” and “unjust enrichment” claims as being duplicative of the fraud claim.  HEMG and Spada have filed a notice of appeal of the New York court’s decision to the extent it denied the non-fraud claims as being duplicative.

On November 21, 2013, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant. The complaint is substantially similar to the complaint filed in state court of New York, except that if successful, the Company will receive the benefits. On February 28, 2014, the Company filed a motion to dismiss the complaint. On November 3, 2014, the Chancery Court of the State of Delaware dismissed the shareholders’ derivative lawsuit of Mr. Patrick Spada and Higher Education Management Group, Inc. against Aspen Group, Inc., certain members of the Company’s Board of Directors and former Chief Financial Officer (collectively, the “Defendants”).  The Court granted the Defendant’s Motion to Dismiss in its entirety and therefore the Delaware case has been dismissed with prejudice and those claims are finally disposed of.

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

Finally, HEMG has failed to pay to the Company any portion of the $772,793 amount overdue as of September 30, 2014 (as discussed in Note 3), despite due demand for same. Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company and intends to sell the 654,850 pledged shares to reduce, in part, this overdue sum. See Note 3.  HEMG failed to answer the complaint and as a result the Court entered a default against HEMG.  We are awaiting the entry of a money judgment against HEMG.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

Regulatory Matters

The Company’s subsidiary, Aspen University, is subject to extensive regulation by Federal and State governmental agencies and accrediting bodies. In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject Aspen University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA. Aspen University has had provisional certification to participate in the Title IV programs. That provisional certification imposes certain regulatory restrictions including, but not limited to, a limit of 1,200 student recipients for Title IV funding for the duration of the provisional certification. The provisional certification restrictions continue with regard to Aspen University’s participation in Title IV programs.

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located, and since July 2011, potentially in the States where an institution offers postsecondary education through distance education. In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements. As Title IV funds received in fiscal 2014 represented approximately 33% of the Company's cash revenues (including revenues from discontinued operations), as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013. On January 30, 2014, the DOE provided Aspen University with an option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $1,696,445, or to remain provisionally certified by increasing the 25% letter of credit to $848,225. Aspen informed the DOE of its desire to remain provisionally certified and posted the $848,225 letter of credit for the DOE on April 14, 2014. On February 26, 2015, Aspen University was informed by the DOE that it again has the option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $2,244,971, or to remain provisionally certified by increasing the existing 25% letter of credit to $1,122,485. Aspen informed the DOE on March 3, 2015 of its desire to remain provisionally certified and post the $1,122,485 letter of credit for the DOE by April 30, 2015. The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 “Restricted Cash”).

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

January 31, 2015

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

On December 1, 2014, $100,000 of convertible debt was converted into common stock at the conversion rate of $0.19 per share, equally for two investors. Each investor received 263,158 shares of common stock.

On January 14, 2015, 210,526 shares of stock were issued for services provided to Aspen. The shares were valued at the fair market value of the common stock or $0.155 and accordingly, the Company recorded an expense of $32,632.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

On September 30, 2014, Aspen Group filed a Certificate of Amendment to its Certification of Incorporation increasing its authorized shares from 120,000,000 shares to 250,000,000 shares.

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	23,144,005	$0.31
Granted	20,863,958	0.19
Exercised	—
Forfeited	—
Expired	—
Balance Outstanding, January 31, 2015	44,007,963	$0.25	4.1	$299,903

Exercisable, January 31, 2015	44,007,963	$0.25	4.1	$299,903

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

Warrants issued to an investor were modified on January 31, 2015 to reduce the exercise price to $0.19 per share. As a result of the modification, the modification expense was not material.

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through January 31, 2015 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014 and 16,300,000 effective September 2014, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2015, there were 1,723,588 shares remaining under the Plan for future issuance.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

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

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	10,476,412	$0.23	3.5	—
Granted	3,900,000	$0.21	3.4	$103,000
Exercised	—
Forfeited	(20,000)	$0.19	4.1	$1,200
Expired	—
Balance Outstanding, January 31, 2015	14,356,412	$0.21	3.4	$103,000

Exercisable, January 31, 2015	5,710,470	$0.26	2.9	$4,000

On September 4, 2014, 2,600,000 options were granted to the CEO and the Board of Directors. The fair value of these options on the date of grant is $130,000 and the exercise price is $0.155 per option. On September 16, 2014, 200,000 options were granted to two members of the Board of Directors. The fair value of these options on the date of grant is $12,000 and the exercise price is $0.20 per option.

On November 24, 2014, the CFO was granted 300,000 stock options. The fair value of these options is $21,000 and the exercise price was $0.234. On December 11, 2014, each of the 8 non-employee members of the Board of Directors was granted 100,000 stock options. The fair value of the options was $7,000 each and the exercise price was $0.2026.

As of January 31, 2015, there was $644,450 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

The Company recorded compensation expense of $123,085 and $334,723 for the three and nine months ended January 31, 2015 in connection with employee stock options. $98,610 and $395,940 was recorded during the same period in 2014.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the nine months ended January 31, 2015. The Company recorded no compensation expense for the three months ended January 31, 2015 and $748 for the nine months ended January 31, 2015 in connection with non-employee stock options. $748 was recorded for the three months ended January 31, 2014, and $1,496 for the six months ended January 31, 2014. There was no unrecognized compensation cost at January 31, 2015.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2015

(Unaudited)

A summary of the Company's stock option activity for non-employees during the nine months ended January 31, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	270,000	$0.28	2.8	$—
Granted	—
Exercised	—
Forfeited	(50,000)	$0.19	3.7	$—
Expired	—
Balance Outstanding, January 31, 2015	220,000	$0.30	2.3	$4,500

Exercisable, January 31, 2015	73,333	$0.30	2.3	$1,500

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Events

On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

On February 26, 2015, Aspen University was informed by the DOE that it has the option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $2,244,971, or to remain provisionally certified by increasing the existing 25% letter of credit to $1,122,485. Aspen informed the DOE on March 3, 2015 of its desire to remain provisionally certified and post the $1,122,485 letter of credit for the DOE by April 30, 2015.

On or about February 20, 2015, Aspen Group, Inc. filed a motion in the United States District Court, District of New Jersey, seeking the entry of a money  judgment on default against Defendant, HEMG, in the amount of $772,793, plus interest, costs, disbursements, and any other relief the Court deems just and proper. (See Note 3)

On March 4, 2015, Mr. Michael Mathews, for no consideration, extended the due date of his loans from January 1, 2016 to July 31, 2016.

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

On March 20, 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students the opportunity to pay $250/month for 60 months ($15,000) and master/doctoral students the opportunity to pay $325/month for 36 months ($11,700), thereby giving students the ability to earn a degree debt free. In the eleven months since the announcement, already 33% of courses are now paid through monthly payment methods.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 38% of our full-time degree-seeking students (as of January 31, 2015) were enrolled in Aspen’s School of Nursing.

On November 10, 2014, Aspen University announced the Commission on Collegiate Nursing Education (“CCNE”) has granted accreditation to its Bachelor of Science in Nursing program (RN to BSN) until December 31, 2019. This newly accredited undergraduate degree program is expected to grow rapidly given Aspen’s debtless education approach, which allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months. In fact, Aspen projects the BSN program to be the largest growth driver in the next 12 months, which we estimate will result in over 50% or the majority of the degree-seeking student body to be enrolled in the School of Nursing by early-2016.

Since 1993, we have been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”).  On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

Student Population

Aspen’s full-time degree-seeking student body increased year-over-year by 27% during the quarter ended January 31, 2015, from 2,373 to 3,011 students. In addition, 1,132 students are enrolled in part-time programs, such as continuing education courses and certificate level programs.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 5% of our full-time, degree-seeking student body at calendar year-end 2011, to 38% of our full-time, degree-seeking student body at January 31, 2015. Aspen’s School of Nursing grew from 733 to 1,151 student’s year-over-year, which represented 66% of Aspen’s full-time degree-seeking student body growth.

New Student Enrollment Overview

Since the launch of the BSN marketing campaign in mid-November, 2014, the growth rate of new student enrollments has accelerated significantly. Typically, it takes 60-90 days for a new student lead to convert into an enrollment.  However, Aspen began seeing BSN leads convert to new student enrollments at the beginning of January, only six weeks following the marketing campaign launch. As previously announced, Aspen is forecasting new student enrollments to increase 81% year-over-year in the current quarter ending April 30, 2015.

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven (7) day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the previous four quarters, including Aspen’s forecast for the current quarter ending April 30, 2015.

New Student Enrollments

Fiscal Quarter End April 30, 2014	235

Fiscal Quarter End July 31, 2014	226

Fiscal Quarter End October 31, 2014	265

Fiscal Quarter End January 31, 2015	315

Fiscal Quarter End April 30, 2015	425+
(forecast)

In the month of February 2015, typically a seasonally slow month for new student enrollments, Aspen enrolled 141 new students which equals an average of 5.04 enrollments per day.

Aspen’s estimated average revenue per new student enrollment is approximately $6,000, earned over 3 years. Aspen delivered 1,008 new student enrollments in calendar year 2014, which equates to revenues of approximately $6 million, earned over three years. However, should the pace of enrollments continue to rise by 81% year-over-year in calendar year 2015, that would equate to 1,704 new student enrollments with a revenue value of approximately $10.2 million, earned over three years.

Results of Operations

For the Three Months Ended January 31, 2015 Compared with the Three Months Ended January 31, 2014

Revenue

Revenue from continuing operations for the three months ended January 31, 2015 (“2015 Quarter”) increased to $1,286,138 from $1,002,167 for the three months ended January 31, 2014 (“2014 Quarter”), an increase of 28%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $541,865 during the 2015 Quarter from $388,650 during the 2014 Quarter, an increase of 39%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Quarter rose to $298,149 from $229,907 for the 2014 Quarter, an increase of $68,242 or 30%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Quarter were $364,219 compared to $270,404 for the 2014 Quarter, an increase of $93,816 or 35%. This increase reflects an increased monthly marketing budget to $110,000, starting in December, 2014. The planned spending increase was previously announced following the CCNE accreditation announcement of Aspen’s BSN program in November, 2014.

As a result of the planned marketing spending increase in the 2015 quarter, Gross Profit was flat at 39% of revenues or $499,922 for the 2015 Quarter compared to 39% of revenues or $389,221 for the 2014 Quarter. Gross Profit (exclusive of amortization), a non-GAAP financial measure, declined slightly to 49% of revenues or $623,770 for the 2015 Quarter from 50% of revenues or $501,856 for the 2014 Quarter, a year-over-year decrease of 2%.  The increase of Gross Profit (exclusive of amortization) from $501,856 to $623,770 is an increase of $121,914 or 24% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Quarter were $1,701,871 compared to $1,752,717 during the 2014 Quarter, a decrease of $50,846 or 3%. The decrease is attributable primarily to the lower Bad Debt Expense, which was $12,228 in 2015 Quarter compared to $105,000 in the 2014 Quarter. Also, there were decreases in consulting expenses from 2014 Quarter, expenses resulting from the DOE Program Review.  These decreases were completely offset by expenses in the 2015 Quarter relating to the consulting agreements with two former executives.

Receivable Collateral Valuation Reserve

In 2014 Quarter, a reserve of $123,647 was taken to reflect the reduction in the price of the Company’s stock.  There was no comparable reserve for 2015 Quarter.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Quarter rose to $133,966 from $121,904 for the 2014 Quarter, an increase of $12,062 or 10%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen launched a new academic learning system, Desire2Learn.

Other Income (Expense)

Other income for the 2015 Quarter increased to $2,277 from $136 in the 2014 Quarter, an increase of $2,141 or 1,574%. The increase is primarily due to the sale of excess textbooks. Interest expense decreased from $260,602 to $34,532, a decrease of $225,530 or 87%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

Income Taxes

Income taxes expense (benefit) for the 2015 Quarter and 2014 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2015 Quarter was ($1,244,322) as compared to ($1,726,587) for the 2014 Quarter, a decrease in the loss of $482,265 or approximately 28%.  Contributing to this lower loss was the increase in revenues in the 2015 Quarter, as well as lower interest expense in the 2015 Quarter and no receivable collateral valuation reserve in the 2015 Quarter.

For the Nine Months Ended January 31, 2015 Compared with the Nine Months Ended January 31, 2014

Revenue

Revenue from continuing operations for the nine months ended January 31, 2015 (“2015 Period”) increased to $3,670,245 from $2,817,497 for the nine months ended January 31, 2014 (“2014 Period”), an increase of $852,748 or 30%. Of particular note, revenues from Aspen’s Nursing degree program increased to $1,419,990 during the 2015 Period from $1,002,372 during the 2014 Period, an increase of $417,618 or 42%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Period rose to $816,681 from $566,442 for the 2014 Period, an increase of $250,239 or 44%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to significantly lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Period were $708,112 compared to $824,002 for the 2014 Period, a decrease of $115,890 or 14%. This decrease reflects significant marketing efficiencies gained year-over-year. The company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $110,000 per month which began in December 2014.

Gross Profit rose to 49% of revenues or $1,784,903 for the 2015 Period from 39% of revenues or $1,101,567 for the 2014 Period. Gross Profit (exclusive of amortization), a non-GAAP financial measure, rose to 58% of revenues or $2,145,452 for the 2015 Period from 51% of revenues or $1,427,053 for the 2014 Period, a year-over-year increase of $718,399 or 50%.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Period were $4,160,978 compared to $4,866,498 during the 2014 Period, a decrease of $705,520 or 15%. The decrease is attributable to the elimination of expenses year-over-year primarily due to a $400,000 decrease in professional services, including $170,000 due to the DOE program review, a reduction in $300,000 in investor relations and $40,000 due to the audit related to the change in our fiscal year to April 30.  There was also a $100,000 reduction in payroll expense, a $92,000 reduction in a marketing consulting, a $30,000 decrease of expenses related to the biennial graduation ceremony. Additionally, stock compensation was $91,000 higher in the 2014 Period relating to the issuance of executive options and there was a $157,000 warrant modification expense in the 2014 Period.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Period rose to $389,706 from $350,990 for the 2014 Period, an increase of $38,716 or 11%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen launched a new academic learning system, Desire2Learn, in the 2015 Period.

Other Income (Expense)

Other income for the 2015 Period increased to $7,157 from $750 in the 2014 Period, an increase of $6,407 or 854%. A significant portion of this increase is due to the sale of excess textbooks.  Interest expense decreased from $398,916 to $389,153, a decrease of $9,763 or 2%. Interest was higher each monthly year over year until the extinguishment in September 2014.  Before the extinguishment, the monthly increase year over year was due to the monthly interest expense of $13,333, the amortization of the original issue discount and the amortization of debt issuance costs, all associated with the issuance of debentures. In addition, there is the monthly interest expense of $8,333 on the loan from our CEO.

Loss from Debt Extinguishment

In the 2015 Period, there is a $452,503 loss from the extinguishment of the debenture.  Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the writeoff of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

Income taxes expense (benefit) for both nine month periods was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2015 Period was ($3,239,731) as compared to ($4,227,585) for the 2014 Period, a decrease in the loss of $987,854 or approximately 23%. Contributing to this lower loss was the increase in revenues in the 2015 period, lower marketing costs, lower payroll and lower consulting expenses.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the unaudited consolidated financial statements contained herein. The following table details the results of the discontinued operations for the three and nine months ended January 31, 2015 and 2014:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$549,125

Costs and expenses:
Instructional costs and services	—	—	—	494,213
General and administrative	—	(29,751)	—	(29,751)
Total costs and expenses	—	(29,751)	—	464,462

Income (loss) from discontinued operations, net of income taxes	$—	$29,751	$—	$84,663

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended
	01/31/2015	01/31/2014
Net loss allocable to common shareholders	$(1,244,322)	$(1,726,587)
Interest Expense, net of interest income	(34,532)	78,854
Loss from debt extinguishment	—	—
Bad Debt Expense	12,228	120,000
Receivable Collateral Valuation Reserve	—	123,664
Depreciation & Amortization	133,966	121,904
Amortization of Prepaid Services	—	105,013
Amortization of Debt Issue Costs	—	56,865
Amortization of Debt Discount	—	124,343
Warrant conversion exercise expense	—	156,952
Stock-based compensation	123,085	98,609
Non-recurring charges	339,522	133,001
Adjusted EBITDA (Loss)	$(600,522)	$(607,382)

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$1,286,138	$1,002,167	$3,670,245	$2,817,497

Costs of revenues (exclusive of depreciation and amortization shown separately)	662,368	500,311	1,524,793	1,390,444

Gross profit (exclusive of depreciation and amortization)	623,770	501,856	2,145,452	1,427,053

Depreciation and amortization expenses excluded from cost of revenues	123,848	112,635	360,549	325,486

GAAP gross profit	$499,922	$389,221	$1,784,903	$1,101,567

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Nine Months Ended
	January 31,
	2015	2014

Net cash used in operating activities	$(1,863,341)	$(3,040,798)
Net cash used in investing activities	(406,365)	(303,045)
Net cash provided by financing activities	3,175,415	3,389,282
Net cash provided by discontinued operations	5,250	80,206
Net increase (decrease) in cash and cash equivalents	$910,959	$125,645

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2015 Period totaled ($1,863,341) and resulted primarily from a net loss from continuing operations of ($3,239,731) offset by non-cash items of $1,341,390, comprised of $416,587 from the non-cash portion of the loss on extinguishment of debt, $166,241 of amortization of debt discount, $389,706 in depreciation and amortization, $75,458 of amortization of debt discount, $334,723 of stock compensation expense and $117,739 of bad debt expense, and a net change in operating assets and liabilities of $(210,777), of which the $(356,348) increase in accounts receivable was the most significant.

Net cash used in operating activities during the 2014 Period totaled ($3,040,798) and resulted primarily from a net loss from continuing operations of $(4,227,585) offset by non-cash items of $1,271,450 and a net change in operating assets and liabilities of $(441,409).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2015 Period totaled ($406,365) and resulted primarily from capitalized technology expenditures.

Net cash used in investing activities during the 2014 Period totaled ($303,045), resulting primarily from capitalized technology expenditures and increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2015 Period totaled $3,175,415 which resulted primarily from proceeds from the private placements of $5,547,825, offset by debt repayments of $2,240,000.

Net cash provided by financing activities during the 2014 Period totaled $3,389,282 which resulted primarily from the receipt of a $1,000,000 loan from the CEO and proceeds of $1,639,298 from issuance of convertible debt.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes, one of which is convertible at $0.35 per share and the other at $1.00 per share. These Notes held by Mr. Mathews were recently extended to July 31, 2016.

In September 2013, the Company sold a $2,240,000 Original Issue Discount Secured Convertible Debenture (the “Debenture”) and 6,736,842 five-year warrants (exercisable at $0.3325) in a private placement offering to an institutional investor. The Company received net proceeds of approximately $1.7 million from this offering.

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

Liquidity and Capital Resource Considerations

As of March 10, 2015, the Company had a cash balance of approximately $2.0 million (which includes approximately $870,000 of restricted cash). In September 2014, the Company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Related Party Transactions

At January 31, 2015, we included as a long term asset an account receivable of $146,831 net of an allowance of $625,962 from HEMG, controlled by Aspen’s former Chairman. Although it is secured by stock pledges, there is a risk that we may not collect all or any of this amount.

HEMG has failed to pay to the Company any portion of the $772,793 amount overdue as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 the Company filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company.

See Note 10 to our January 31, 2015 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our January 31, 2015 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including the expected growth in our undergraduate Nursing degree program, forecasted fourth quarter student enrollments, forecasted revenue from the expected forecasted student enrollments, expected increase or decrease in expenses including an increase in Internet marketing expenses, capital expenditures, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals including our ability to obtain permanent certification from our accreditor, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 29, 2014 and the Prospectus dated October 14, 2014. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below or previously reported.

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

On November 18, 2014, the Company filed a complaint against HEMG in the United States District Court for the District of New Jersey for failure to pay (despite demand) to the Company any portion of the $772,793 amount overdue. The Company is seeking to collect the full amount due.  HEMG failed to answer the complaint and as a result the Court entered a default against HEMG.  We are awaiting the entry of a money judgment against HEMG.

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

Aspen Group, Inc.

March 11, 2015	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 11, 2015	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation				Filed
10.1	Form of Securities Purchase Agreement	8-K	7/30/14	10.1
10.2	Form of Registration Rights Agreement	8-K	7/30/14	10.2
10.3	Form of Warrant	8-K	7/30/14	10.3
10.4	Form of Convertible Note – Mathews - $1.00				Filed
10.5	Form of Convertible Note – Mathews - $0.35				Filed
10.6	Promissory Note dated March 4, 2015 - Mathews				Filed
10.7	Form of Director Stock Option Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.