Form 10-K
period 2015-04-30
ASPEN GROUP, INC.
filed 2015-07-28
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

ASPEN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-55107	27-1933597
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated file ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $19.9 million ($0.245 price).

The number of shares outstanding of the registrant’s classes of common stock, as of July 28, 2015 was 128,253,605 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended April 30, 2015.

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

Description of Business

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 60% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. Last year, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except nursing) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

In the 16 months since the announcement, 45% of courses are now paid through monthly payment methods (based on courses started in June, 2015). Aspen offers two monthly payment methods, a monthly payment plan described above in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments only while active in a 10-week course. As of July 10, 2015, Aspen has over 1,000 students paying tuition through monthly payment methods, which today equates to approximately $200,000 of monthly recurring tuition revenue.

Aspen offers certificate programs and associate, bachelor, master and doctoral degree programs in a broad range of areas, including nursing, business, education, technology, and professional studies. In terms of enrollment growth during fiscal year 2015, Aspen’s full time, degree-seeking student body grew by 824 students, from 2,485 to 3,309 students. Aspen’s School of Nursing grew by 546 students, from 828 to 1,374 students, which represented 66% of Aspen’s fiscal year 2015 full-time degree-seeking student body growth.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is that approximately 42% of our full-time degree-seeking students (as of April 30, 2015) were enrolled in Aspen’s School of Nursing.

On November 10, 2014, Aspen University announced that the Commission on Collegiate Nursing Education (“CCNE”) had awarded accreditation to its Bachelor of Science in Nursing program (RN to BSN) through December 31, 2019. CCNE is officially recognized by the U.S. Department of Education (“DOE”) and is a nongovernmental accrediting agency, which provides specialized accreditation for nursing programs by ensuring the quality and integrity of nursing education in preparing effective nurses. This newly CCNE-accredited undergraduate RN to BSN degree program is expected to grow rapidly given Aspen’s debtless education approach, which allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months. In fact, Aspen projects the BSN program to be the largest growth driver in the next 12 months, which we estimate will result in over 50% or the majority of Aspen’s degree-seeking student body to be enrolled in the School of Nursing by early 2016.

Since 2008, Aspen’s Master of Science in Nursing Program has held CCNE accreditation. The Master of Science in Nursing program most recently underwent accreditation review by CCNE in March 2011. At that time, the program’s accreditation was reaffirmed, with a new accreditation term to expire December 30, 2021. We currently offer a variety of nursing degrees including: Master of Science in Nursing, Master of Science in Nursing - Nursing Education, Master of Science in Nursing – Nursing Administration and Management and Bachelor of Science in Nursing.

In addition to the specialized CCNE nursing program accreditation, since 1993 Aspen University has been accredited by the Distance Education Accrediting Commission (“DEAC”), a national institutional accrediting agency recognized by the DOE.1 On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years through January 2019.  Aspen University’s accreditation is further discussed in the Accreditation Section of this Form 10-K.

Aspen University also maintains approvals from professional associations, such as its approval as a Global Charter Education Provider from the Project Management Institute (“PMI”), and as a Registered Education Provider (R.E.P.) of the PMI. The PMI recognizes select Aspen Project Management Courses as Professional Development Units. These courses help prepare individuals to sit for the Project Management Professional (“PMP”), certification examination. PMP certification is the project management profession’s most recognized and respected certification credential. Project management professionals may take the PMI approved Aspen courses to fulfill continuing education requirements for maintaining their PMP certification.

Similarly, in connection with our Bachelor and Master degrees in Psychology of Addiction and Counseling, the National Association of Alcoholism and Drug Abuse Counselors, (“NAADAC”), has approved Aspen as an “academic education provider.” NAADAC-approved education providers offer training and education for those who are seeking to become certified, and those who want to maintain their certification, as alcohol and drug counselors. In connection with the approval process, NAADAC reviews all educational training programs for content applicability to state and national certification standards.

Aspen also is a participant in the U.S. DOE federal student aid programs.  Beginning in 2009, and following Aspen’s change of control in 2012, Aspen was provisionally certified to participate in the federal student aid programs authorized under Title IV Higher Education Act, or HEA. In order for Aspen to continue to participate in these programs, on February 9, 2015, based on DOE financial responsibility requirements, the DOE provided Aspen the option of posting a letter of credit equal to 50% of all Title IV funds received by Aspen in the last program year, $2,244,971, to remain permanently certified, or remain provisionally certified by increasing Aspen’s existing 25% letter of credit to $1,122,485. Aspen informed the DOE on March 3, 2015 of its decision to remain provisionally certified and posted the $1,122,485 letter of credit for the DOE on April 29, 2015.  The DOE permits institutions that are provisionally certified pursuant to DOE financial responsibility requirements to participate in federal financial aid programs under provisional certification for up to three years.  This is further discussed in the Regulation of Federal Student Financial Aid Programs Section of this Form 10-K.

Competitive Strengths - We believe that we have the following competitive strengths:

Exclusively Online Education - We have designed our courses and programs specifically for online delivery, and we recruit and train faculty exclusively for online instruction. We provide students the flexibility to study and interact at times that suits their schedules. We design our online sessions and materials to be interactive, dynamic and user friendly.

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to borrow money to fund Aspen’s tuition requirements. Aspen’s course-by-course tuition rates are $150/credit hour for degree-seeking undergraduate programs, $325/credit hour for all master programs and the Bachelor of Science in Nursing (BSN) program and $450/credit hour for all doctoral degree programs. These tuition rates are designed to allow students to pay their tuition through monthly payment plans, thereby having the opportunity to earn their degree debt free.

Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support. We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools. 60% of our adjunct faculty members hold a doctorate degree. One-on-one contact with our highly experienced faculty brings knowledge and great perspective to the learning experience. Faculty members are available by telephone and email to answer questions, discuss assignments and provide help and encouragement to our students.

———————

1 DEAC was formerly known as the Distance Education and Training Council or DETC.

Highly Scalable and Profitable Business Model - We believe our online education model, our relatively low student acquisition costs, and our variable faculty cost model will enable us to expand our operating margins. If we increase student enrollments we will be able to scale on a variable basis the number of adjunct faculty members after we reach certain enrollment metrics (not before). A single adjunct faculty member can work with as little as two students or as many as 30 at any given time.

“One Student at a Time” personal care - We are committed to providing our students with highly responsive and personal individualized support. Every student is assigned an Academic Advisor who becomes an advocate for the student’s success. Our one-on-one approach assures contact with faculty members when a student needs it and monitoring to keep them on course. Our administrative staff is readily available to answer any questions and works with a student from initial interest through the application process and enrollment, and most importantly while the student is pursuing a degree or studies.

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

Industry Overview

The U.S. market for postsecondary education is a large, growing market. According to a 2012 publication by the National Center for Education Statistics, (“NCES”), the number of postsecondary learners enrolled as of Fall 2010 in U.S. institutions that participate in Title IV programs was approximately 21 million (including both undergraduate and graduate students), up from 18.2 million in the Fall of 2007. We believe the growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers.

According to the Integrated Postsecondary Education Data System (“IPEDS”) data  managed by the DOE, the number of students that took at least one online course in fall 2012 was about 5.5 million -- roughly one-quarter of the total enrollment. Among those 5.5 million students, about 2.6 million were enrolled in fully online programs -- the rest took some traditional courses, some online. Additionally, the share of graduate students enrolled in fully online programs was twice as high as the share of undergraduates -- 22 to 11 percent.

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities. Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), ITT Educational Services, Inc. (NYSE: ESI), Capella Education Company (Nasdaq: CPLA), Career Education Corporation (Nasdaq: CECO) and Bridgepoint Education, Inc. (NYSE: BPI). American Public Education, Inc. and Capella Education Company are wholly online while the others are not. Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degree enrollments exceeding 200,000 students (based upon APOL’s Form 10-Q filed on June 29, 2015). As of April 30, 2015, Aspen had 3,309 degree-seeking students enrolled. These competitors have substantially more financial and other resources.

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

●

regulatory approvals;

●

cost of the program;

●

name recognition; and

●

convenience.

Curricula

Certificates

Certificate in Project Management

Associates Degrees

Associate of Applied Science Early Childhood Education

Bachelor’s Degrees

Bachelor of Arts in Psychology and Addiction Counseling

Bachelor of Science in Business Administration

Bachelor of Science in Business Administration, (Completion Program)

Bachelor of Science in Criminal Justice

Bachelor of Science in Criminal Justice, (Completion Program)

Bachelor of Science in Criminal Justice with specializations in Criminal Justice Administration and

Major Crime Investigation Procedure

Bachelor of Science in Early Childhood Education

Bachelor of Science in Early Childhood Education, (Completion Program)

Bachelor of Science in Medical Management

Bachelor of Science in Nursing

Master’s Degrees

Master of Arts Psychology and Addiction Counseling

Master of Science in Criminal Justice

Master of Science in Criminal Justice with specializations in Forensic Sciences, Law Enforcement Management, and

Terrorism and Homeland Security

Master of Science in Information Management

Master of Science in Information Systems with a specializations in Enterprise Application Development and

Web Development

Master of Science in Information Technology

Master of Science in Nursing with a specialization in Administration and Management and

Administration and Management (RN to MSN Bridge Program)

Master of Science in Nursing with a specialization in Nursing Education and

Nursing Education (RN to MSN Bridge Program)

Master of Science in Technology and Innovation Master in Business Administration

Master in Business Administration with specializations in:

Entrepreneurship,

Finance,

Information Management,

Pharmaceutical Marketing and Management, and

Project Management

Master in Education with specializations in:

Curriculum Development and Outcomes Assessment,

Education Technology, and

Transformational Leadership

Doctorate Degrees

Doctorate of Science in Computer Science

Doctorate in Education Leadership and Learning

Independent online classes start on alternating Tuesday’s every month.

Sales and Marketing

Following Mr. Michael Mathews becoming Aspen’s Chief Executive Officer in May 2011, Mr. Mathews and his team has made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about Aspen’s internet marketing program is that we have no plans in the near future to utilize third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads. Aspen’s executive officers have many years of expertise in the online lead generation and internet advertising industry, which for the foreseeable future will allow Aspen to cost-effectively drive all prospective student leads internally. This is a competitive advantage for Aspen because third-party leads are typically unbranded and non-exclusive (lead generation firms typically sell prospective student leads to multiple universities), therefore the conversion rate for those leads tends to be appreciably lower than internally generated, Aspen branded, proprietary leads.

New Student Enrollment

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the past five quarters, including the recent quarter ending April 30, 2015.  Note that in the recent quarter ending April 30, 2015, new student enrollments were up 89% year-over-year, from 235 to 444.

New Student Enrollments

Fiscal Quarter End April 30, 2014	235

Fiscal Quarter End July 31, 2014	226

Fiscal Quarter End October 31, 2014	265

Fiscal Quarter End January 31, 2015	315

Fiscal Quarter End April 30, 2015	444

Employees

As of July 28, 2015, we had 53 full-time employees, and 71 adjunct professors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

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

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our Chief Academic Officer has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV. For the fiscal year ended April 30, 2015, approximately 33% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs. In connection with a student’s receipt of Title IV aid, we are subject to extensive regulation by the DOE, state education agencies and the DEAC. In particular, the Title IV programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV programs, a school must, among other things, be:

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

This regulation has been recognized as a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. Although these new rules became effective July 1, 2011, the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date. However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this new regulation is currently invalid.  On April 16, 2013, the DOE announced its intention to revisit the state authorization requirements for postsecondary distance education in a new negotiated rulemaking process which began in the fall of 2013.  However, the rulemaking process failed to reach consensus on the rule in May 2014.  Subsequently, in June 2014, the DOE announced it will “pause” on issuing a new state authorization for distance education regulation.  As a result, there currently is no federal regulation or federal deadline for state authorization, but a new proposal is expected during 2015. If the DOE reinstates the federal regulation, educational institutions without state authorization may be asked to reimburse federal financial aid funds.

In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state.

Because we are subject to extensive regulations by the states in which we become authorized or licensed to operate, we must abide by state laws that typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the DOE. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Failure to comply with state requirements could result in Aspen losing its authorization from the Colorado Commission on Higher Education, a department of the Colorado Department of Higher Education, (“CDHE”), its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations.

Additionally, Aspen is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015 and is currently in the process of applying for either an extension of its provisional approval status or permanent approval status.

Accreditation

Aspen is accredited by the DEAC, an accrediting agency recognized by the DOE. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation by the DEAC is important. Accreditation is a reliable indicator of an institution’s quality and is an expression of peer institution confidence. Universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in Title IV programs. From time to time, DEAC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DEAC’s requirements, our accreditation status and, therefore, our eligibility to participate in Title IV programs could be at risk.  In 2012, the National Advisory Committee on Institutional Quality and Integrity (the panel charged with advising DOE on whether to recognize accrediting agencies for federal purposes, including Title IV program purposes) recommended that DEAC receive recognition through 2017. On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

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

Aspen’s mission is to offer students the opportunity to fund their education without relying on student loans. Last year, Aspen launched a $325 monthly payment plan for master students, a $250 monthly payment plan for bachelor students, and subsequently a $375 monthly payment plan for doctoral students. In the month of June 2015, 45% of class starts were paid through monthly payment methods.

When our students borrow from the federal government, they receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. For the fiscal year ended April 30, 2015, approximately 33% of our cash-basis revenues for eligible tuition and fees were derived from Title IV programs. Therefore, the majority of Aspen students self-finance all or a portion of their education. Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

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

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act of 2012, or the Act. The law includes a number of provisions that significantly affect the Title IV programs. For example, it reduces the income threshold at which students are assigned “an automatic zero expected family contribution” for purposes of awarding financial aid for the 2012-2013 award year. Under the Act, students who do not have a high school diploma or a recognized equivalent (e.g., GED) or do not meet an applicable home school requirement and who first enroll in a program of study on or after July 1, 2012 are not eligible to receive Title IV aid. The Act also made certain changes to the Pell Grant Program and temporarily eliminates the interest subsidy that is provided for Direct Subsidized Loans during the six-month grace period immediately following termination of enrollment.

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

Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado. Under the Higher Education Opportunity Act, or HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Under DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to offer legally postsecondary distance education in that state. The institution must be able to document state approval for distance education if requested by the DOE. In addition, states must have a process to review and take appropriate action on complaints concerning postsecondary institutions. As previously discussed herein, these regulations have been vacated by a federal court. However, if the DOE reinstates these regulations or creates similar regulations, educational institutions without state authorization may be asked to reimburse federal financial aid funds.

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

For fiscal year 2014 (ending April 30, 2014), Aspen did not meet the financial responsibility standards due to a failure to meet the minimum composite score of 1.5. Consequently, in order for Aspen to continue to participate in the Title IV, HEA programs, we were required to choose one of two alternatives. The first alternative was to qualify as a financially responsible institution by submitting an irrevocable letter of credit in the amount of $2,244,971, which represented 50% of the HEA Title IV program funds received by the institution during the recently completed fiscal year (April 30, 2014). The second alternative was to post a letter of credit in the amount of $1,122,485 and be provisionally certified for a period of up to three complete award years. This amount represented 25% of the HEA Title IV program funds received by the institution during the most recently completed fiscal year (April 30, 2014). Aspen University selected the second alternative and posted the required letter of credit in the amount of $1,122,485 on April 29, 2015. In addition to posting a 25% letter of credit on April 29, 2015, Aspen is currently subject to Heightened Cash Monitoring 1 (HCM1) status, which requires the institution to first make disbursements to eligible students and parents before it requests for or receives funds for the amount of those disbursements from the DOE.

In late-July, 2015, Aspen reported its financial results to the DOE with an estimated composite score based on those financial results of 1.6 for the fiscal year ended April 30, 2015. Following the DOE’s formal review later this calendar year, and assuming the DOE concurs with Aspen’s calculations, Aspen would qualify as a financially responsible institution relative to the financial responsibility standard.

Note that the DOE’s qualification standards of a financially responsible institution are significantly broader than the Financial Ratio standard, including the acid test ratio, going concern audit opinion and standards related to administrative capability, among others. Although Aspen has reported to the DOE that it has passed the minimum composite score necessary to meet the Financial Ratio standard, the DOE may determine that Aspen’s calculation is incorrect, and/or it may determine that Aspen continues to not meet other financial responsibility standards. If the DOE were to continue to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:

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

Consistent with the Higher Education Act, Aspen’s certification to participate in Title IV programs terminated after closing of the Reverse Merger. The DOE received Aspen's application and initially extended the provisional certification through April 15, 2015. When Aspen University posted its most recent letter of credit on April 29, 2015, the DOE extended Aspen’s provisional certification for a period of up to three complete award years. In the future, the DOE may impose additional or different terms and conditions in any final or provisional program participation agreement that it may issue.

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Aspen. An institution is subject to loss of eligibility to participate in the Title IV programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE. For Aspen’s most recent fiscal year ending April 30, 2015, only 33% of our revenue was derived from Title IV programs.

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

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Since Aspen has only recently begun to participate in Title IV programs and our certification limits the number of Aspen students who may receive Title IV aid, we have limited reporting data on our cohort default rates for the three most recent federal fiscal years for which cohort default rates have been officially calculated, namely 2009, 2010 and 2011. As a result of Aspen’s recent participation in Title IV programs, the DOE only has calculated Aspen University’s official cohort default for fiscal year 2011. This rate is 3%.

HEOA extended by one year the period for measuring the cohort default rate, effective with cohort default rates for federal fiscal year 2009. Currently, institutions that have two-year cohort default rates of 25% or more for each of their three most recent years, or of 40% in any one year, will lose eligibility for Title IV student aid programs; beginning in 2014, institutions that have three-year cohort default rates of 30% or higher for three consecutive years, or of more than 40% in any given year, will lose eligibility for those programs.  For the reasons stated above, the DOE has not calculated a three-year cohort default rate for Aspen.

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

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV program participant, we could not add new degree or non-degree programs for Title IV program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE. In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV programs. The DOE extended Aspen's provisional certification until September 30, 2013. Aspen re-applied as of June 30, 2013 to continue its participation in the Title IV HEA programs.  On February 9, 2015, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $1,122,485. In the future, the DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid.

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

DEAC requires pre-approval of new courses, programs, and degrees that are characterized as a “substantive change.” An institution must obtain written notice approving such change before it may be included in the institution’s grant of accreditation. An institution is further prohibited from advertising or posting on its website information about the course or program before it has received approval. The process for obtaining approval generally requires submission of a report and course materials and may require a follow-up on-site visit by an examining committee.

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

As part of the negotiated rulemaking process under the Higher Education Act, gainful employment rulemaking negotiations began in the fall of 2013 and continued into 2014.  However, the negotiators failed to reach consensus on gainful employment rules.  As a result, the DOE proposed a new gainful employment rule which it released in March 2014 for public comment, and on October 31, 2014, the DOE published the final regulation which went into effect on July 1, 2015.  Under the regulation, gainful employment programs with high debt-to-earnings ratios would lose Title IV eligibility for a period of time.  Specifically, the new requirements include two measures.  These metrics are as follows:

●

Debt-to-earnings metric which requires that students who complete a program would need to spend on average no more than 8 percent of their annual income on their student loan payments; or

●

Discretionary income metric which requires that students who complete a program would have a discretionary income rate that does not exceed 20 percent.

Additionally, a program that does not pass either of the above metrics and that has an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30% would be considered in the warning zone.   A program would fail if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater.  If a program fails both metrics for two out of three consecutive years, or fails to pass at least one metric for consecutive years, it becomes Title IV ineligible for three years.

 If the DOE notifies an institution that a program could become ineligible based on final rates, for the next award year:

●

the institution must provide a warning with respect to the program to students and prospective students indicating that students may not be able to use Title IV funds to attend or continue in the program; and

●

the institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

Further, institutions are required to report student and program level data to the DOE and comply with additional disclosure requirements beginning in January 2017.

By December 31, 2015, institutions must certify that eligible gainful employment programs are programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter.

The new gainful employment requirements will likely substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could affect student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting education institutions, it could adversely affect demand for our programs.

Although the rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our education institution. The exposure to these external factors may reduce our ability to offer or continue confidently certain types of programs for which there is market demand, thus affecting our ability to maintain or grow our business.

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

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies, and DEAC all have standards pertaining to the change of control of schools, but those standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by the DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and DETC vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred. In December 2011, we provided details regarding the Reverse Merger to the CDHE. The CDHE indicated that under current regulations, as long as we maintain accreditation by DEAC following the Reverse Merger, Aspen will remain in good standing with the CDHE. As described below, DEAC approved the change of ownership, with several customary conditions.

DEAC recently revised its policy pertinent to changes in legal status, control, ownership, or management. The policy revisions add definitions of the situations under which DEAC considers a change in legal status, control, ownership, or management to occur, describe the procedures that an institution must follow to obtain approval, and clarify the options available to DEAC. Among other revisions, DEAC defines a change of ownership and control as a change in the ability to direct or cause the direction of the actions of an institution, including, for example, the sale of a controlling interest in an institution’s corporate parent. Failure to obtain prior approval of a change of ownership and control will result in withdrawal of accreditation under the new ownership. The policy also requires institutions to undergo a post-change examination within six months of a change of ownership. The revisions clarify that after such examination, DEAC will make a final decision whether to continue the institution’s accreditation. In addition, if an institution is acquired by an entity that owns or operates other distance education institutions, the amendments clarify that any such institutions must obtain DEAC approval within two years of the change of ownership or accreditation may be withdrawn. The policy revisions define a change of management as the replacement of the senior level executive of the institution, for example the President or Chief Executive Officer. In addition, the revisions clarify that before undertaking such a change, an institution must seek DEAC’s prior approval by explaining when the change will occur, the rationale for the change, the executive’s job description, the new executive’s qualifications, and how the change will affect the institution’s ability to comply with all DEAC accreditation standards. DEAC may take any action it deems appropriate in response to a change of management request. The Reverse Merger was considered a change of control event under DEAC’s policy. In February 2012, DEAC informed Aspen that it had approved the change of ownership, with several conditions that are consistent with DEAC’s change of ownership procedures and requirements. These conditions included: (1) that Aspen agree to undergo an examination visit by a committee; (2) that an updated Self-Evaluation Report be submitted four to six weeks prior to the on-site visit; (3) that Aspen submit a new Teach-Out Resolution form as soon as the Reverse Merger had closed; and (4) that Aspen provide written confirmation to DEAC by February 20, 2012 that it agreed to and would comply with the stated conditions. We provided the requested information to DEAC. The examination visit occurred in August 2012.

On September 28, 2012, the DOE approved Aspen's change of control and extended its provisional certification until September 30, 2013. On February 9, 2015, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified. We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $1,122,485.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a post-change in ownership and control application may vary substantially. As a result of the change of ownership, Aspen delivered a $264,665 letter of credit to the DOE in accordance with the standards identified above. Thereafter, as described above, this letter of credit was increased to $1,122,485.

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

Possible Acquisitions. In addition to the planned expansion through Aspen’s new marketing program, we may expand through acquisition of related or synergistic businesses. Our internal growth is subject to monitoring and ultimately approval by the DEAC. If the DEAC finds that the growth may adversely affect our academic quality, the DEAC can request us to slow the growth and potentially withdraw accreditation and require us to re-apply for accreditation. The DOE may also impose growth restrictions on an institution, including in connection with a change in ownership and control. While acquisitions of online universities would be subject to approval by the DEAC, approval of businesses which supply services to online universities or which provide educational services and/or products may not be subject to regulatory approval or extensive regulation.

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

We incurred net losses of approximately $4.27 million and $5.35 million for the years ended April 30, 2015 and 2014, respectively. In April 2015, we raised approximately $2.3 million from current warrant holders who agreed to exercise their warrants at a reduced exercise price of $0.155 per share. We believe that our current unrestricted cash balance will provide us with sufficient working capital to implement our long term business plan. In the event that we are not successful at generating positive cash flows, we will be required to raise capital or we will be required to reduce our operating expenses which will limit our ability to grow our business. Moreover, we operate in a regulated environment and are required to meet fiscal responsibility requirements set by the DOE and DEAC. If we fail to meet these requirements, we may be unable to offer federal loans to students and may be precluded from continuing in business.

If we cannot manage our growth, our results of operations may suffer and could adversely affect our ability to comply with federal regulations.

The growth that we have experienced after our new management began in May 2011, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have recently experienced growth at Aspen University. Assuming we continue to grow as planned, it may impact our ability to manage our business. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Because there is strong competition in the postsecondary education market, especially in the online education market, our cost of acquiring students may increase and our results of operations may be harmed.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. Major brick and mortar universities continue to develop and advertise their online course offerings.

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

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by the DOE for Title IV purposes if the institution is provisionally certified. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Mr. Michael Mathews, our Chief Executive Officer, has developed a debtless education business model designed to substantially increase our student enrollment and reducing and/or eliminating student debt among Aspen’s student body. While results to date have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:

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

If our debtless education business model does not continue to be favorably received, our revenues may not increase.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen’s recent focus has been the continued growth of enrollment in its School of Nursing.  As of April 30, 2015, approximately 42% of our full-time degree-seeking were enrolled in Aspen’s School of Nursing.  If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of an advanced degree, our enrollment and results of operations will be adversely affected.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Since early 2011, we have spent approximately $2.24 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. We expect to spend $500,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

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

Beginning in June 2014, our online classroom began employing the Desire2Learn learning management system named Brightspace. The system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We rely on third parties to host and help with the administration of it. We further rely on third parties, the D2L agreement and our internal staff for ongoing support and customization and integration of the system with the rest of our technology infrastructure. If D2L were unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

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

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act. In addition, the CAN-SPAM Act gives consumers the right to require third parties to stop sending them commercial email.

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

We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees and courses from online institutions. If students and employers are not convinced that online schools are an acceptable alternative to traditional schools or that an online education provides necessary value, or if growth in the market penetration of exclusively online education slows, growth in the industry and our business could be adversely affected. Because our business model is based on online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

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

We are subject to extensive regulation by (1) the federal government through the DOE and under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DEAC, a “national accrediting agency” recognized by the DOE. The U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

Under prior DOE regulations, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, the institution must have met any state requirements for it to be legally offering postsecondary distance education in that state. Should this prior regulation be reinstated or otherwise enforced, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state or be required to refund Title IV funds related to jurisdictions in which we failed to have state authorization.

Moreover, in the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and we may have to cease providing service to students in that state. In addition, as stated above if and when the DOE regulation is enforced or re-promulgated, we could lose eligibility to offer Title IV aid to students located in that state. Furthermore, the institution must be able to document state approval for distance education if requested by the DOE.

This prior DOE regulation was recognized as a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. Although these new rules became effective July 1, 2011, the DOE indicated in an April 20, 2011 guidance letter that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, provided the institution was making a good faith effort to identify and obtain necessary state authorization before that date. However, on July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this new regulation is currently invalid.  On April 16, 2013, the DOE announced its intention to revisit the state authorization requirements for postsecondary distance education in a new negotiated rulemaking process which began in the fall of 2013.  However, the rulemaking process failed to reach consensus on the rule.  However, the rulemaking process failed to reach consensus on the rule in May 2014.  Subsequently, in June 2014, the DOE announced it will “pause” on issuing a new state authorization for distance education regulation.  As a result, there currently is no federal regulation or federal deadline for state authorization, but a new proposal is expected during 2015.   If the DOE reinstates the federal regulation, educational institutions without state authorization may be asked to reimburse federal financial aid funds.  In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state.

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

Aspen is accredited by the DEAC, which is a national accrediting agency recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV programs as well as in the tuition assistance programs of the United States Armed Forces. DEAC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV programs and have a material adverse effect on our enrollments, revenues and results of operations.

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

An institution generally must seek recertification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV programs, such as when it is an initial participant in Title IV programs or has undergone a change in ownership and control. Beginning in 2009, and following our change of control in 2012, we have been provisionally certified. On February 9, 2015, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $1,122,485. In the future, the DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid. The DOE could also decline to permanently certify Aspen, otherwise limit its participation in the Title IV programs, or continue provisional certification.

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

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV programs. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” on page 6 herein. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV programs, our students would lose access to Title IV program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

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

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen is accredited by the DEAC, a DOE-recognized accrediting body, if the DOE were to limit, suspend, or terminate the DEAC’s recognition, we could lose our ability to participate in the Title IV programs. While the DOE has provisionally certified Aspen, there are no assurances that we will remain certified. If we were unable to rely on DEAC accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, because the for-profit education sector is growing at such a rapid pace, it is possible that accrediting bodies will respond to that growth by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like us. Actions by, or relating to, an accredited institution, including any change in the legal status, form of control, or ownership/management of the institution, any significant changes in the institution’s financial position, or any significant growth or decline in enrollment and/or programs, could open up an accredited institution to additional reviews by the DEAC.

If Aspen fails to meet standards regarding “gainful employment,” it may result in the loss of eligibility to participate in Title IV programs.

In 2014, the DOE issued a new gainful employment rule which went into effect on July 1, 2015. Under the gainful employment rule, programs with high debt-to-earnings ratios would lose Title IV eligibility for three years based on a variety of specific scenarios outlined by the DOE. We anticipate that under this new regulation, the continuing eligibility of our educational programs for Title IV funding may be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

If we fail to obtain required DOE approval for new programs that prepare students for gainful employment in a recognized occupation, it could materially and adversely affect our business.

Under the new gainful employment regulation that went into effect on July 1, 2015, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the DOE.  Significantly, an institution is prohibited from updating its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.   Depending on our program offerings, compliance with the new gainful employment rule could cause delay or an inability to offer certain new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

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

The U.S. Congress continues to examine the for-profit postsecondary education sector which could result in legislation or additional DOE rulemaking that may limit or condition Title IV program participation of proprietary schools in a manner that may materially and adversely affect our business.

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

The Securities and Exchange Commission, (the “SEC”), has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is substantially less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

As of July 28, 2015, our executive officers and directors owned approximately 11.3% of our outstanding common stock. These shareholders, if they act together, may be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. Until December of 2012, our stock was not eligible to be electronically transferred among DTC participants (broker-dealers) and required delivery of paper certificates as a result of a “chill” imposed by DTC. As a result of becoming “DTC-Eligible”, our common stock is no longer subject to a chill. However, DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on a market other than an exchange. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●

Our failure to generate increasing material revenues;

●

Our failure to become profitable or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;

●

Our failure to raise working capital, if required;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 3,900 square feet of office space under a lease that expires in September 2015. This facility accommodates our academic operations. Our executive offices are in New York City where we lease approximately 2,000 square feet under a month-to-month sublease. We operate an enrollment center in Scottsdale, Arizona where we lease approximately 2,600 square feet under a three-year term that expires in January 2016. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest other than described below or previously reported.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without Board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. Discovery is currently being pursued by the parties. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them. The New York court dismissed the Company’s related “money had and received”, “money lent” and “unjust enrichment” counterclaims as being duplicative of the fraud counterclaim; however by decision dated April 30, 2015, the Court reinstated the Company’s “money had and received”, “money lent” and “unjust enrichment” counterclaims, and denied HEMG’s and Spada’s second request for dismissal of the Company’s fraud counterclaim.

As previously reported, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company was a nominal defendant. The complaint was substantially similar to the complaint filed in state court of New York. On November 3, 2014, the Chancery Court of the State of Delaware dismissed the shareholders’ derivative lawsuit of Mr. Spada and HEMG against Aspen Group, Inc., certain members of the Company’s Board of Directors and former Chief Financial Officer (collectively, the “Defendants”). The Court granted the Defendant’s Motion to Dismiss in its entirety with prejudice. The Plaintiff’s have not taken an appeal and the time to do so has expired.

While the Company has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit are baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

On November 18, 2014, the Company filed a complaint against HEMG in the United States District Court for the District of New Jersey for failure to pay (despite demand) to the Company any portion of the $772,793 amount overdue. The Company is seeking to collect the full amount due. HEMG failed to answer the complaint and as a result the Court entered a default against HEMG.

On or about February 20, 2015, Aspen Group, Inc. filed a motion in the United States District Court, District of New Jersey, seeking the entry of a money judgment on default against Defendant, HEMG, in the amount of $772,793, plus interest, costs, disbursements, and any other relief the Court deems just and proper. Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares held as collateral after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the Bulletin Board, under the symbol “ASPU.” Since March 31, 2011, Aspen Group’s common stock has been quoted on the Bulletin Board. The last reported sale price of Aspen’s common stock as reported by the Bulletin Board on July 27, 2015 was $0.17. As of that date, we had 234 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2015
	April 30	0.27	0.17
	January 31	0.29	0.11
	October 31	0.39	0.12
	July 31	0.17	0.096
Fiscal 2014
	April 30	0.20	0.101
	January 31	0.23	0.12
	October 31	0.335	0.176
	July 31	0.51	0.25

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained herein.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries (including Aspen), unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 60% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. Last year, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except nursing) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

Student Population

Aspen’s full-time degree-seeking student body increased year-over-year by 33% during the year ended April 30, 2015, from 2,485 to 3,309 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 33% of our full-time, degree-seeking student body at April 30, 2014, to 42% of our full-time, degree-seeking student body at April 30, 2015. Aspen’s School of Nursing grew from 828 to 1,374 student’s year-over-year, which represented 66% of Aspen’s full-time degree-seeking student body growth. At April 30, 2015, Aspen’s School of Nursing included 285 students in the RN to BSN program and 1,089 students in the RN to MSN Bridge program or MSN program.

New Student Enrollment Overview

Since the launch of the BSN marketing campaign in mid-November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Typically, it takes 60-90 days for a new student lead to convert into an enrollment.  However, Aspen began seeing BSN leads convert to new student enrollments at the beginning of January 2015, only six weeks following the marketing campaign launch.

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the past five quarters, including the recent quarter ending April 30, 2015.  Note that in the recent quarter ending April 30, 2015, new student enrollments were up 89% year-over-year, from 235 to 444.

New Student Enrollments

Fiscal Quarter End April 30, 2014	235

Fiscal Quarter End July 31, 2014	226

Fiscal Quarter End October 31, 2014	265

Fiscal Quarter End January 31, 2015	315

Fiscal Quarter End April 30, 2015	444

Aspen’s estimated average revenue per new student enrollment is approximately $6,000, earned over 3 years. Aspen delivered 1,008 new student enrollments in calendar year 2014, which equates to revenues for those 1,008 new student enrollments of approximately $6 million, earned over three years. However, should the pace of enrollments continue to rise by 89% year-over-year throughout calendar year 2015, that would equate to 1,905 new student enrollments with a revenue value for those 1,905 new student enrollments of approximately $11.4 million, earned over three years. Aspen cannot provide any assurance that the pace of enrollment will remain constant (or will not fall) or that students that enroll will remain all three years.

Results of Operations

For the Year Ended April 30, 2015 Compared with the Year Ended April 30, 2014

Revenue

Revenue from continuing operations for the year ended April 30, 2015 (“2015 Period”) increased to $5,225,761 from $3,981,722 for the year ended April 30, 2014 (“2014 Period”), an increase of $1,244,039 or 31%. Of particular note, revenues from Aspen’s Nursing degree program increased to $2,268,871 during the 2015 Period from $1,433,972 during the 2014 Period, an increase of $834,899 or 58%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Period rose to $1,110,518 from $836,274 for the 2014 Period, an increase of $274,244 or 33%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Period were $1,065,812 compared to $1,023,490 for the 2014 Period, an increase of $42,322 or 4%. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $120,000 per month which began in May 2015.

Gross Profit rose to 49% of revenues or $2,560,478 for the 2015 Period from 42% of revenues or $1,682,020 for the 2014 Period. Gross Profit (exclusive of amortization), a non-GAAP financial measure, rose to 58% of revenues or $3,049,431 for the 2015 Period from 53% of revenues or $2,121,958 for the 2014 Period, a year-over-year increase of $927,473 or 44%.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Period were $5,924,263 compared to $6,300,229 during the 2014 Period, a decrease of $375,966 or 6%. The decrease reflects $475,000 decrease in consulting and professional services and a $150,000 decrease in stock compensation expense, offset by a $176,000 increase in warrant exercise expense, a $36,000 increase in travel expenses and a $35,000 increase in investor relation expenses. The net decrease also reflects a $30,000 decrease in biennial graduation expenses, as there was no graduation in the 2015 Period, as well as a reduction of regulatory expenses related to Aspen’s now completed reaccreditation review.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Period rose to $528,496 from $474,752 for the 2014 Period, an increase of $53,744 or 11%. The increase is primarily attributable to higher levels of capitalized technology costs as Aspen launched a new academic learning system, Desire2Learn, in the 2015 Period.

Other Income (Expense)

Other income for the 2015 Period increased to $9,196 from $1,656 in the 2014 Period, an increase of $7,540 or 455%. A significant portion of this increase is due to the sale of excess textbooks.  Interest expense decreased from $659,997 to $421,653, a decrease of $238,344 or 36%. Interest was higher each month year over year until the extinguishment in September 2014.  Before the extinguishment, the monthly increase year over year was due to the monthly interest expense of $13,333, the amortization of the original issue discount and the amortization of debt issuance costs, all associated with the issuance of debentures. In addition, there is the monthly interest expense of $8,333 on the long-term loan from our CEO.

Loss from Debt Extinguishment

In the 2015 Period, there is a $452,503 loss from the extinguishment of the debenture.  Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the write off of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2015 Period was ($4,268,288) as compared to ($5,350,348) for the 2014 Period, a decrease in the loss of $1,082,060 or approximately 20%. Contributing to this lower loss was the increase in revenues in the 2015 period, coupled with lower General and Administration expenses.

Discontinued Operations

As of August 4, 2013, Aspen Group discontinued business activities related to its agreement with CLS. See Note 1 of the consolidated financial statements contained herein. The following table details the results of the discontinued operations for the years ended April 30, 2015 and 2014:

	For the Year Ended
	April 30,
	2015	2014

Revenues	$—	$549,125

Costs and expenses:
Instructional costs and services	—	494,213
General and administrative	—	(29,751)
Total costs and expenses	—	464,462

Income (loss) from discontinued operations, net of income taxes	$—	$84,663

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $573,983. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Years Ended April 30,
	2015	2014
Net loss	$(4,268,288)	$(5,350,348)
Loss on extinguishment of debt	452,503	—
Interest Expense, net of interest income	170,758	230,931
Discontinued Operations, net	—	84,663
Bad Debt Expense	156,165	154,732
Depreciation & Amortization	528,496	474,752
Receivable collateral valuation reserve	—	123,647
Amortization of prepaid services	—	366,647
Amortization of debt issue costs	75,458	133,738
Amortization of debt discount	166,241	294,640
Warrant conversion exercise expense	333,323	156,952
Non-recurring charges	573,983	504,973
Stock-based compensation	456,871	608,428
Adjusted EBITDA (Loss)	$(1,354,490)	$(2,216,245)

The following table presents a reconciliation of Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the Years Ended
	April 30,
	2015	2014

Revenues	$5,225,761	$3,981,722

Costs of revenues (exclusive of depreciation and amortization shown separately	2,176,330	1,859,764

Gross profit (exclusive of depreciation and amortization	3,049,431	2,121,958

Depreciation and amortization expenses excluded from cost of revenues	488,953	439,938

GAAP gross profit	$2,560,478	$1,682,020

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Years Ended
	April 30,
	2015	2014

Net cash used in operating activities	$(2,741,466)	$(3,664,964)
Net cash used in investing activities	(777,432)	(995,652)
Net cash provided by financing activities	5,425,731	4,114,283
Net cash provided by discontinued operations	5,250	68,731
Net increase (decrease) in cash and cash equivalents	$1,912,083	$(477,602)

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2015 Period totaled ($2,741,466) and resulted primarily from a net loss from continuing operations of ($4,268,288) offset by non-cash items of $2,133,143, comprised of $416,587 from the non-cash portion of the loss on extinguishment of debt, $166,241 of amortization of debt discount, $528,496 in depreciation and amortization, $75,458 of amortization of debt discount, $456,871 of stock compensation expense, $333,323 of warrant conversion exercise expense and $156,165 of bad debt expense, and a net change in operating assets and liabilities of $(606,321), of which the $(275,674) decrease in accounts payable was the most significant.

Net cash used in operating activities during the 2014 Period totaled ($3,664,964) and resulted primarily from a net loss from continuing operations of $(5,350,348) offset by non-cash items of $2,229,893 and a net change in operating assets and liabilities of $(459,847).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2015 Period totaled ($777,432) and resulted primarily from capitalized technology expenditures and the increase in restricted cash.

Net cash used in investing activities during the 2014 Period totaled ($995,652), resulting primarily from an increase in restricted cash as well as capitalized technology expenditures.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2015 Period totaled $5,425,731 which resulted primarily from proceeds from the private placements of $5,547,825 and $2,268,670 from the exercise of warrants, offset by debt repayments of $2,240,000.

Net cash provided by financing activities during the 2014 Period totaled $4,114,283 which resulted primarily from the receipt of a $1,000,000 long-term loan from the CEO, the proceeds of $1,639,298 from issuance of convertible debt, $750,000 from the issuance of common stock and $804,049 from the exercise of warrants.

Historical Financings

Historically, our primary sources of liquidity are cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

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

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were exercised at an exercise price of $0.19 per warrant. The total proceeds received were $804,049. Related to this, additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors.

On March 10, 2014, several members of the Board of Directors invested $600,000 in exchange for 3,157,895 shares of common stock and 3,157,895 warrants at $0.19 per share.

On July 29, 2014, in the first part of a two part private placement offering, seven accredited investors, including the Company’s Chief Financial Officer, paid a total of $1,631,500 in exchange for 10,525,809 shares of common stock and 5,262,907 five-year warrants exercisable at $0.19 per share. Aspen reimbursed expenses in total of $75,000 related to this offering. As a result of this private placement, on July 31, 2014, Aspen issued 3,473,259 shares of common stock to prior investors who had price protection on their investments, issued 2,662,139 warrants to a prior investor who had price protection on their investment and reduced the exercise and conversion price on 14,451,613 outstanding warrants and its outstanding Debenture to $0.155.

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

In April 2015, Aspen raised $2,268,670 closed on its offering to warrant holders whereby it issued 14,636,584 shares of common stock to the holders in exchange for their early exercise of warrants at the reduced exercise price of $0.155. The Company received gross proceeds of $2,268,670, which included warrants exercised by the Company’s Chief Financial Officer.

Liquidity and Capital Resource Considerations

At April 30, 2015, the Company had a cash balance of approximately $3.3 million which includes $1.1 million of restricted cash. In April 2015, the Company offered a warrant conversion, through which the Company issued 15,236,484 shares, raising $2,268,670. In September 2014, the Company completed the second closing of its equity financing of $3,766,325. With the additional cash raised in these financings, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Related Party Transactions

See Note 14 to the consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors above. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2015.

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

Aspen Group, Inc.

Date: July 28, 2015	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 28, 2015
Michael Mathews

/s/ Janet Gill	Chief Financial Officer	July 28, 2015
Janet Gill	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	July 28, 2015
Dr. Michael D’Anton

/s/ C. James Jensen	Director	July 28, 2015
C. James Jensen

Director
Andrew Kaplan

/s/ David E. Pasi	Director	July 28, 2015
David E. Pasi

/s/ Sanford Rich	Director	July 28, 2015
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	July 28, 2015
Dr. John Scheibelhoffer

/s/ Paul Schneier	Director	July 28, 2015
Paul Schneier

/s/ Rick Solomon	Director	July 28, 2015
Rick Solomon

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of April 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 28, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270• Toll Free: (866) CPA-8500• Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$2,159,463	$247,380
Restricted cash	1,122,485	868,298
Accounts receivable, net of allowance of $279,453 and $221,537, respectively	1,058,339	649,890
Prepaid expenses	121,594	45,884
Net assets from discontinued operations (Note 1)	—	5,250
Total current assets	4,461,881	1,816,702

Property and equipment:
Call center equipment	132,798	122,653
Computer and office equipment	78,626	66,118
Furniture and fixtures	42,698	36,446
Library (online)	100,000	100,000
Software	2,244,802	1,894,215
	2,598,924	2,219,432
Less accumulated depreciation and amortization	(1,387,876)	(938,703)
Total property and equipment, net	1,211,048	1,280,729
Courseware, net	173,311	108,882
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	146,831
Debt issuance costs, net	—	205,515
Other assets	26,679	25,181

Total assets	$5,918,248	$3,583,840

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2015	2014
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$179,109	$454,783
Accrued expenses	173,663	144,466
Deferred revenue	784,818	653,518
Refunds Due Students	280,739	288,121
Deferred rent, current portion	7,751	13,699
Convertible notes payable, current portion	50,000	175,000
Debenture payable, net of discounts of $0 and $452,771	—	1,787,229
Total current liabilities	1,476,080	3,516,816

Line of credit	243,989	244,175
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Deferred rent	—	7,751
Total liabilities	3,320,069	5,368,742

Commitments and contingencies - See Note 10

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 250,000,000 shares authorized, 128,253,605 issued and 128,053,605 outstanding at April 30, 2015, 73,414,478 issued and 73,214,478 outstanding at April 30, 2014	128,254	73,414
Additional paid-in capital	24,898,647	16,302,118
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(22,358,722)	(18,090,434)
Total stockholders’ equity (deficiency)	2,598,179	(1,784,902)

Total liabilities and stockholders’ equity (deficiency)	$5,918,248	$3,583,840

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2015	2014

Revenues	$5,225,761	$3,981,722

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,176,330	1,859,764
General and administrative	5,924,263	6,300,229
Receivable collateral valuation reserve	—	123,647
Depreciation and amortization	528,496	474,752
Total operating expenses	8,629,089	8,758,392

Operating loss from continuing operations	(3,403,328)	(4,776,670)

Other income (expense):
Other income	9,196	1,656
Loss on Debt Extinguishment	(452,503)	—
Interest expense	(421,653)	(659,997)
Total other expense, net	(864,960)	(658,341)

Loss from continuing operations before income taxes	(4,268,288)	(5,435,011)

Income tax expense (benefit)	—	—

Loss from continuing operations	(4,268,288)	(5,435,011)

Discontinued operations (Note 1)
Income from discontinued operations, net of income taxes	—	84,663

Net loss	$(4,268,288)	$(5,350,348)

Loss per share from continuing operations – basic and diluted	$(0.04)	$(0.09)
Income per share from discontinued operations – basic and diluted	$—	$0.00
Net loss per share – basic and diluted	$(0.04)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	100,884,625	62,031,861

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED APRIL 30, 2014 AND 2015

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2013	58,573,222	$58,573	$13,345,888	$(70,000)	$(12,740,086)	$594,375

Issuance of common shares for investor relation services	617,143	617	215,383	—	—	216,000
Offering cost for professional services from private placement	—	—	(48,240)	—	—	(48,240)
Stock-based compensation	—	—	608,429	—	—	608,429
Warrants issued in financing	—	—	483,881	—	—	483,881
Warrants exercised	7,006,064	7,006	797,043	—	—	804,049
Warrant Modification	—	—	156,952	—	—	156,952
Shares issued for price protection	3,270,678	3,271	(3,271)	—	—	—
Issuance of common shares for cash	3,947,371	3,947	746,053	—	—	750,000
Net loss, Year Ended April 30, 2014	—	—	—	—	(5,350,348)	(5,350,348)
Balance at April 30, 2014	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)

Issuance of common shares for cash	35,614,154	35,615	5,512,211	—	—	5,547,826
Offering cost for professional services from private placement	—	—	(125,579)	—	—	(125,579)
Stock-based compensation	—	—	456,871	—	—	456,871
Shares issued for price protection	3,532,682	3,532	(3,532)	—	—	—
Conversion of convertible debt into shares	526,316	526	99,474	—	—	100,000
Shares issued for services rendered	418,859	419	69,839	—	—	70,258
Warrant Conversion	14,747,116	14,748	2,253,922	—	—	2,268,670
Warrant Modification Expense	—	—	333,323	—	—	333,323
Net loss, year ended April 30, 2015	—	—	—	—	(4,268,288)	(4,268,288)
Balance at April 30, 2015	128,253,605	$128,254	$24,898,647	$(70,000)	$(22,358,722)	$2,598,179

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,268,288)	$(5,350,348)
Less income from discontinued operations	—	84,663
Loss from continuing operations	(4,268,288)	(5,435,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	156,165	154,732
Receivable collateral valuation reserve	—	123,647
Amortization of debt issuance costs	75,458	131,657
Amortization of debt discount	166,241	294,640
Depreciation and amortization	528,496	474,752
Extinguishment of debentures	416,587	—
Stock-based compensation	456,871	608,429
Warrant modification expense	333,323	156,952
Common shares and warrants issued for services rendered	70,258	285,084
Changes in operating assets and liabilities:
Accounts receivable	(564,614)	(439,834)
Accounts receivable, secured - related party	101,502	—
Prepaid expenses	(75,710)	50,456
Other assets	(1,498)	—
Accounts payable	(275,674)	141,378
Accrued expenses	29,198	15,405
Deferred rent	(13,699)	(10,418)
Refunds due students	(7,382)	34,238
Deferred revenue	131,300	(251,071)
Net cash used in operating activities	(2,741,466)	(3,664,964)

Cash flows from investing activities:
Purchases of property and equipment	(379,492)	(386,027)
Purchases of courseware	(143,753)	(6,500)
Increase in restricted cash	(254,187)	(603,125)
Net cash used in investing activities	(777,432)	(995,652)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants, net	5,547,826	750,000
Principal payments on notes payable	(25,000)	(25,000)
Proceeds received from issuance of convertible notes and warrants	—	1,639,298
Repayment of note	(2,240,000)	—
Proceeds from related party for note	—	1,000,000
Disbursements for debt issuance costs	—	(48,240)
Proceeds from warrant exercise	2,268,670	804,049
Payments for line of credit	(186)	(5,824)
Disbursements for equity offering costs	(125,579)	—
Net cash provided by financing activities	5,425,731	4,114,283

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	April 30,
	2015	2014

Cash flows from discontinued operations:
Cash flows from discontinued operations	5,250	68,731
Net cash provided by discontinued operations	5,250	68,731

Net increase (decrease) in cash and cash equivalents	1,912,083	(477,602)

Cash and cash equivalents at beginning of year	247,380	724,982

Cash and cash equivalents at end of year	$2,159,463	$247,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$240,264	$173,989
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock from conversion of notes	$100,000	$—
Issuance of common shares for prepaid services	$—	$216,000
Warrant value recorded as debt issue cost	$—	$94,316
Warrant value recorded as debt discount	$—	$389,565

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 60% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. Early in 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

	For the Year Ended
	April 30,
	2015	2014

Revenues	$—	$549,125

Costs and expenses:
Instructional costs and services	—	494,213
General and administrative	—	(29,751)
Total costs and expenses	—	464,462

Income (loss) from discontinued operations, net of income taxes	$—	$84,663

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	April 30,
	2015	2014
Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $486,781, and $481,531, respectively	—	5,250
Other current assets	—	—
Net assets from discontinued operations	$—	$5,250

Liabilities
Accounts payable	$—	$—
Accrued expenses	—	—
Deferred revenue	—	—
Net liabilities from discontinued operations	$—	$—

Liquidity

At April 30, 2015, the Company had a cash balance of approximately $3.3 million which includes $1.1 million of restricted cash. In April 2015, the Company offered a warrant conversion, through which the Company issued 14,636,582 shares, raising $2,268,670. In fiscal 2015, the Company completed an equity financing of $5,547,826. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2015 and April 30, 2014 respectively. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2015. As of April 30, 2015, there was $2,191,791 and $938,212 located in two institutions greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The company considers $1,122,485 and $868,298 as restricted cash (shown as a current asset as of April 30, 2015 and April 30, 2014 respectively).

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

April 30, 2015 and 2014

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

General and Administrative

General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, academic operations, compliance and other corporate functions. General and administrative expenses also include professional services fees, bad debt expense related to accounts receivable, financial aid processing costs, non-capitalizable courseware and software costs, travel and entertainment expenses and facility costs.

Income Tax

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 14,426,412 and 10,746,412 common shares, warrants to purchase 28,871,757 and 23,144,005 common shares, and $650,000 and $775,000 of convertible debt (convertible into 1,207,143 and 1,225,564 common shares, respectively) were outstanding during the years ended April 30, 2015 and 2014, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Segment Information

The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its online students regardless of geography. The Company's chief operating decision makers, its CEO and Chief Academic Officer, manage the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision makers on any component level.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

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

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014

Accounts receivable	$1,337,792	$871,427
Less: Allowance for doubtful accounts	(279,453)	(221,537)
Accounts receivable, net	$1,058,339	$649,890

Bad debt expense for the years ended April 30, 2015 and 2014, were $156,165 and $154,732 respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Note 4. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; and (c) the Company waived any default of the accounts receivable, secured - related party and extended the due date to September 30, 2014. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2015 and 2014, the balance of the account receivable, net of allowance, was $45,329 and $146,831 respectively.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329.

Note 5. Property and Equipment

Property and equipment consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014
Call center hardware	$132,798	$122,653
Computer and office equipment	78,626	66,118
Furniture and fixtures	42,698	36,446
Library (online)	100,000	100,000
Software	2,244,802	1,894,215
	2,598,924	2,219,432
Accumulated depreciation and amortization	(1,387,876)	(938,703)
Property and equipment, net	$1,211,048	$1,280,729

Software consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014
Software	$2,244,802	$1,894,215
Accumulated amortization	(1,130,453)	(720,823)
Software, net	$1,114,349	$1,173,392

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented for years ended April 30, 2015 and 2014:

	For the Years Ended
	April 30,
	2015	2014

Depreciation and Amortization Expense	$449,173	$369,039

Software Amortization Expense	$409,630	$334,224

The following is a schedule of estimated future software amortization expense of software at April 30, 2015:

Year Ending April 30,
2016	$299,307
2017	388,670
2018	222,506
2019	136,544
2020	67,322
Total	$1,114,349

Note 6. Courseware

Courseware costs capitalized were $143,752 and $6,500 for the years ended April 30, 2015 and 2014, respectively.

Courseware consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014
Courseware	$2,247,790	$2,104,038
Accumulated amortization	(2,074,479)	(1,995,156)
Courseware, net	$173,311	$108,882

Amortization expense of courseware for years ended April 30, 2015 and 2014:

	For the Years Ended
	April 30,
	2015	2014

Amortization Expense	$79,323	$105,713

The following is a schedule of estimated future amortization expense of courseware at April 30, 2015:

Year Ending April 30,
2016	$57,780
2017	39,146
2018	31,057
2019	29,584
2020	15,744
Total	$173,311

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014

Accrued compensation	$95,344	$—
Accrued Interest	57,887	85,412
Other accrued expenses	20,432	59,054
Accrued expenses	$173,663	$144,466

Note 8. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to July 31, 2016. There was no accounting effect for these extensions.

Note 9. Convertible Notes, Convertible Notes – Related Party and Debenture Payable

On February 25, 2012, February 27, 2012 and February 29, 2012, loans payable of $100,000, $50,000 and $50,000, respectively, were converted into two-year convertible promissory notes, bearing interest of 0.19% per annum. Beginning March 31, 2012, the notes were convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue dates. These loans (now convertible promissory notes) were originally due in February 2014. Two of the above mentioned notes were modified in February 2014, see below, and the third became due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

On February 18, 2014 the Company renegotiated the terms of one of the $50,000 convertible notes, specifically the one dated February 27, 2012. The maturity date was extended to December 1, 2014 and the conversion price has been reduced to $0.19 per share. The interest rate has been amended to 3.25% from February 27, 2012. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. This note was converted to common shares on December 1, 2014. (See Note 11)

On February 28, 2014 the Company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 was made on August 1, 2014 reducing the principal to $50,000. The interest rate was raised to 3.25% from February 25, 2012. The conversion price was reduced to $0.19 per share. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. The remaining $50,000 balance of this note was converted to common shares on December 1, 2014. (See Note 11)

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. On September 4, 2012, the maturity date was extended to August 31, 2013. On July 16, 2014, the maturity of the debt to the CEO has been extended to January 1, 2016 and on March 4, 2015, the debt was extended to July 31, 2016. There was no accounting effect for these modifications.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Notes payable consisted of the following at April 30, 2015 and 2014:

	April 30,
	2015	2014
Note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5% [A] [D]	$300,000	$300,000
Note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19% [A] [D]	300,000	300,000
Note payable - originating February 25, 2012; no monthly payments required [B]	—	75,000
Note payable - originating February 27, 2012; no monthly payments required [C]	—	50,000
Note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000
Loan Payable - related party originating February 25, 2012; no monthly payments required; bearing interest at 10% [D]	1,000,000	1,000,000
Debentures payable, net of OID	—	1,787,229
Total	1,650,000	3,562,229

Less: Current maturities (notes payable)	(50,000)	(175,000)
Less: Current maturities (Debentures Payable)	—	(1,787,229)
Subtotal	1,600,000	1,600,000
Less: amount due after one year for notes payable	(1,000,000)	(1,000,000)
Amount due after one year for convertible notes payable	$600,000	$600,000

———————

[A] - Effective September 4, 2012, note amended to provide a maturity date of August 31, 2013. Effective December 17, 2012, note further amended to provide a maturity date of August 31, 2014. On September 25, 2013, maturity date had been extended to April 5, 2015. On July 16, 2014, the maturity date had been extended to January 1, 2016.

[B] - Effective February 28, 2014 a payment was made in the amount of $25,000 , reducing the principal to $75,000, the interest rate was raised to 3.25% from February 25, 2012, and the conversion price was reduced to $0.19 per share. Another principal payment of $25,000 was made on August 1, 2014. On December 1, 2014 the final $50,000 was converted to Common Stock.

[C] - Effective February 18, 2014 the maturity date was extended to December 1, 2014 and the conversion price reduced to $0.19 per share, and the interest rate has been amended to 3.25% from February 27, 2012. This note was converted to common shares on December 1, 2014.

[D] - Effective March 4, 2015, the note was amended to provide a maturity date of July 31, 2016.

Future maturities of notes payable as of April 30, 2015 are as follows:

Year Ending April 30,
2016	$50,000
2017	1,600,000
$1,650,000

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Note 10. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at April 30, 2015). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of April 30, 2015 was $243,989. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at April 30, 2015 was $6,011.

Operating Leases

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis with monthly rent payments of $4,320 per month.

The Company leases office space for its developers in Dieppe, NB, Canada under a one year agreement commencing January 1, 2015. The monthly rent payment is $2,049 Canadian which is approximately $1,700 US.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2015:

Year Ending April 30,
2016	$87,393
2017	—
2018	—
Total minimum payments required	$87,393

Rent expense for the years ended April 30, 2015 and 2014, were $213,225 and $210,977, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of April 30, 2015, no performance bonuses have been earned.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2015, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the derivative claims and all of the fiduciary duty claims. The state court in New York also granted the Company’s motion to dismiss the duplicative breach of good faith and fair dealing claim, as well as the defamation claim. The state court in New York denied the Company’s motion to dismiss as to the defamation per se claim. On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. Discovery is currently being pursued by the parties. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them. The New York court dismissed the Company’s related “money had and received”, “money lent” and “unjust enrichment” counterclaims as being duplicative of the fraud counterclaim; however by decision dated April 30, 2015, the Court reinstated the Company’s “money had and received”, “money lent” and “unjust enrichment” counterclaims, and denied HEMG’s and Spada’s second request for dismissal of the Company’s fraud counterclaim.

As previously reported, HEMG and Mr. Spada filed a derivative suit on behalf of the Company against certain former senior management member and our directors in state court in Delaware. The Company is a nominal defendant. The complaint was substantially similar to the complaint filed in state court of New York.  On November 3, 2014, the Chancery Court of the State of Delaware dismissed the shareholders’ derivative lawsuit of Mr. Patrick Spada and Higher Education Management Group, Inc. against Aspen Group, Inc., certain members of the Company’s Board of Directors and former Chief Financial Officer (collectively, the “Defendants”). The Court granted the Defendant’s Motion to Dismiss in its entirety with prejudice.  The Plaintiff’s have not taken an appeal and the time to do so has expired.

While the Company has been advised by its counsel that HEMG’s and Spada’s claims New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

On November 18, 2014, the Company filed a complaint against HEMG in the United States District Court for the District of New Jersey for failure to pay (despite demand) to the Company any portion of the $772,793 amount overdue. The Company is seeking to collect the full amount due.  HEMG failed to answer the complaint and as a result the Court entered a default against HEMG.

On or about February 20, 2015, Aspen Group, Inc. filed a motion in the United States District Court, District of New Jersey, seeking the entry of a money  judgment on default against Defendant, HEMG, in the amount of $772,793, plus interest, costs, disbursements, and any other relief the Court deems just and proper. Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares held as collateral after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291. (See Note 4)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Regulatory Matters

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located. An institution must also be authorized to offer its programs in the States where the institution offers postsecondary education through distance education. In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements. As Title IV funds received in fiscal 2015 represented approximately 33% of the Company's cash basis revenues (including revenues from discontinued operations), as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015 and is currently in the process of applying for either an extension of its provisional approval status or obtain permanent approval status. Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Letter of Credit

The Company maintains a letter of credit under a DOE requirement (See Note 2 “Restricted Cash”).

Note 11. Stockholders’ Equity (Deficiency)

Common Stock

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

In January 2014, the Company issued 7,006,064 shares of common stock and received $804,050 in connection with warrant exercises more fully described below.  As a result of the warrant modifications and exercises described below, the Company issued 3,270,678 shares of common stock as price protection on prior cash investments.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

On June 4, 2014, a member of the Board of Directors invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On June 24, 2014, a member of the Board of Directors and the Company’s CEO each invested $50,000 in exchange for issuing each of them 263,158 shares of common stock and 263,158 warrants at $0.19 per share.

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

On September 4, 2014, Aspen raised $3,766,326 from the sale of 24,298,871 shares of common stock and 12,149,438 five-year warrants exercisable at $0.19 per share in a private placement offering to 15 accredited investors. In connection with the offering, Aspen agreed to register the shares of common stock and the shares of common stock underlying the warrants. The net proceeds to Aspen were approximately $3.7 million. As a result of the private placement, Aspen issued 59,423 shares of common stock to a prior investor who had price protection on his investment.

On September 30, 2014, Aspen Group filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares from 120,000,000 shares to 250,000,000 shares.

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

On April 23 and 29, 2015, the Company closed on its offering to warrant holders whereby it issued 14,636,590 shares of common stock to the holders in exchange for their early exercise of warrants at the reduced exercise price of $0.155. One of the participating warrant holders is an executive officer of the Company. The Company received gross proceeds of $2,268,670. The offering closed in two tranches of 7,556,884 shares and 7,079,700 shares on April 23rd and April 29th, respectively. Additionally, on April 29th, two warrant holders cashlessly exercised a total of 600,000 warrants and were issued 110,526 shares of common stock in connection with a reduced exercise price of $0.155. The Company recorded an expense of $333,323 for the warrant modifications as described below.

On April 29, 2015, 208,333 shares of stock were issued for services provided to Aspen. The shares were valued at the fair market value of the common stock on January 1, 2015, and accordingly, the Company recorded an expense of $37,626.

Warrants

A summary of the Company’s warrant activity during the year ended April 30, 2015, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	23,144,005	$0.31
Granted	20,863,958	$0.19
Exercised	(15,236,582)	$0.15
Forfeited	100,376
Expired	—
Balance Outstanding, April 30, 2015	28,871,757	$0.26	4.2	$179,791

Exercisable, April 30, 2015	28,871,757	$0.26	4.2	$179,791

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

On January 15, 2014, a warrant exercise offering was completed whereby 4,231,840 warrants were offered at an exercise price of $0.19 per warrant. The total proceeds received were $804,050 and since the exercise price was discounted from the stated prices of either $0.50 or $0.3325, a warrant modification expense of $156,952 was recorded in accordance with ASC 718-20-35. This expense was calculated by comparing the value of the warrants before and after the reduced price.  As a result of the $0.19 exercise, an additional 5,178,947 new warrants were issued at $0.19 per warrant as part of a price protection agreement with two investors. There was no accounting effect for this warrant issuance.

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

On June 4, 2014, a member of the Board of Directors invested $50,000 in exchange for 263,158 shares of common stock and 263,158 warrants at $0.19 per share. On June 24, 2014, a member of the Board of Directors and the Company’s CEO each invested $50,000 in exchange for issuing each of them 263,158 shares of common stock and 263,158 warrants at $0.19 per share.

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

On September 4, 2014, as part of a private placement offering fifteen accredited investors paid a total of $3,766,326 from the sale of 24,298,871 shares of common stock and 12,149,438 five-year warrants exercisable at $0.19 per share. As a result of this private placement, on July 31, 2014, Aspen issued 59,423 shares of common stock to a prior investor who had price protection on his investment.

Warrants issued to an investor were modified on January 31, 2015 to reduce the exercise price to $0.19 per share. As a result of the modification, the modification expense was not material.

On April 23 and 29, 2015, the “Company closed on its offering to warrant holders whereby it issued 14,636,590 shares of common stock to the holders in exchange for their early exercise of warrants at the reduced exercise price of $0.155. One of the participating warrant holders is an executive officer of the Company. The Company received gross proceeds of $2,268,670. The offering closed in two tranches of 7,556,884 shares and 7,079,700 shares on April 23rd and April 29th, respectively. Additionally, on April 29th, two warrant holders exercised cashless a total of 600,000 warrants and were issued 110,526 shares of common stock in connection with a reduced exercise price of $0.155.  Since the exercise price was discounted from the stated prices of $0.50, $0.3325 or $0.19, a warrant modification expense of $333,323 was recorded in accordance with ASC 718-20-35. This expense was calculated by comparing the value of the warrants before and after the reduced price.

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through April 30, 2015 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014 and 16,300,000 effective September 2014, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2015, there were 1,873,588 shares remaining under the Plan for future issuance.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the years ended April 30, 2015 and 2014:

	April 30,
	2015	2014
Expected life (years)	3.5	3.3
Expected volatility	43.4%	45.0%
Weighted-average volatility	43.4%	45.0%
Risk-free interest rate	0.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	10,476,412	$0.32
Granted	3,900,000	$0.17
Exercised	—
Forfeited	(170,000)	$0.34
Expired	—
Balance Outstanding, April 30, 2015	14,206,412	$0.21	3.45	$103,000

Exercisable, April 30, 2015	5,660,470	$0. 26	2.85	$4,000

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

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

As of April 30, 2015, there was approximately $485,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4 years.

The Company recorded compensation expense of $456,871 for the year ended April 30, 2015 in connection with employee stock options. The Company recorded compensation expense of $334,723 for the year ended April 30, 2014 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the year ended April 30, 2015. The Company recorded compensation expense of $748 for the year ended April 30, 2015 in connection with non-employee stock options. $2,968 was recorded for the year ended April 30, 2014. There was no unrecognized compensation cost at April 30, 2015.

A summary of the Company's stock option activity for non-employees during the year ended April 30, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2014	270,000	$0.28
Granted	—
Exercised	—
Forfeited	(50,000)	$0.19
Expired	—
Balance Outstanding, April 30, 2015	220,000	$0.30	2.1	$—

Exercisable, April 30, 2015	73,333	0.30	2.3	—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

For the Years Ended
April 30,
	2015	2014
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2015	2014
Deferred tax assets:
Net operating loss	$7,487,076	$6,021,134
Allowance for doubtful accounts	21,416	55,679
Intangible assets	304,062	294,284
Deferred rent	2,872	7,948
Stock-based compensation	580,672	411,374
Contributions carryforward	93	93
Total deferred tax assets	8,396,191	6,790,512

Deferred tax liabilities:
Property and equipment	(155,991)	(126,297)
Total deferred tax liabilities	(155,991)	(126,297)

Deferred tax assets, net	8,240,200	6,664,215

Valuation allowance:
Beginning of year	(6,664,215)	(4,684,841)
(Increase) during period	(1,575,985)	(1,979,374)
Ending balance	(8,240,200)	(6,664,215)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2015 and 2014 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2015 was an increase of $1,575,985.

At April 30, 2015, the Company had $20,204,869 of net operating loss carryforwards which will expire from 2030 to 2035. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2015, tax years 2011 through 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	April 30,
	2015	2014
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.0	3.1
Other	(0.1)	(0.1)
Change in valuation allowance	(36.9)	(37.0)
Effective income tax rate	0.0%	0.0%

Note 13. Concentrations

Concentration of Credit Risk

As of April 30, 2015, the Company’s bank balances exceed FDIC insurance by approximately $3,130,003.

Note 14. Related Party Transactions

See Note 4 for discussion of secured note and account receivable to related parties and see Notes 8 and 9 for discussion of loans payable and convertible notes payable to related parties. See also Note 11 for equity related grants to various related parties.

Note 15. Subsequent Events

On June 8, 2015, the Chief Academic Officer received a grant of 1,000,000 options which has a fair value of $60,000, the Chief Operating Officer received a grant of 700,000 options which has a fair value of $42,000 and the Chief Financial Officer received a grant of 300,000 options which has a fair value of $18,000. All of these options have an exercise price of $0.168 per share.

Also, on June 8, 2015, in exchange for the termination of a consulting agreement with a Director, the Company issued 300,000 restricted stock units (with the value of $50,400 based on market value), 2/3 fully vested and the remaining balance vesting in six equal monthly installments commencing on June 30, 2015.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Form of Securities Purchase Agreement	8-K	7/30/14	10.1
10.2	Form of Registration Rights Agreement	8-K	7/30/14	10.2
10.3	Form of Warrant	8-K	7/30/14	10.3
10.4	Form of Convertible Note – Mathews - $1.00	10-Q	3/11/15	10.4
10.5	Form of Convertible Note – Mathews - $0.35	10-Q	3/11/15	10.5
10.6	Promissory Note dated March 4, 2015 - Mathews	10-Q	3/11/15	10.6
10.7	2012 Equity Incentive Plan, as amended*	10-Q	9/5/14	10.1
10.8	Form of Directors Indemnification Agreement	8-K/A	5/7/14	10.21
10.9	Form of Employee Stock Option Agreement*	10-K	7/29/14	10.17
10.10	Form of Director Stock Option Agreement	10-Q	3/11/15	10.7
10.11	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
10.12	Termination of Consulting Agreement – AEK Consulting				Filed
10.13	Form of Securities Purchase Agreement–July/September 2014 Private Placement	8-K	7/30/14	10.1
10.14	Form of Registration Rights Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.2
10.15	Form of Warrant – July/September 2014 Private Placement	8-K	7/30/14	10.3
10.16	Employment Agreement dated as of May 16, 2013 – Mathews*	S-1	7/3/13	10.6
10.17	Amendment to Employment Agreement dated November 24, 2014– Mathews*				Filed
10.18	Employment Agreement dated November 24, 2014 – Gill*				Filed
10.19	Employment Agreement dated November 24, 2014* – Wendolowski**				Filed
10.20	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise				Filed
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.