Form 10-K/A
period 2015-04-30
ASPEN GROUP, INC.
filed 2015-08-26
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended April 30, 2015 (“2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2015. We are filing this Amendment to amend Part III of the 2015 Form 10-K to include the information required by and not included in Part III of the 2015 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended April 30, 2015.

In addition, the Exhibit Index in Item 15 of Part IV of the 2015 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2015 Form 10-K. The 2015 Form 10-K continues to speak as of the date of the 2015 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2015 Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table represents our Board of Directors:

Name	Age	Position
Michael Mathews	53	Chairman of the Board
Michael D’Anton	58	Director
C. James Jensen	74	Director
Andrew Kaplan	49	Director
David Pasi	55	Director
Sanford Rich	57	Director
John Scheibelhoffer	53	Director
Paul Schneier	64	Director
Rick Solomon	54	Director

Director Biographies

Michael Mathews has served as Aspen Group’s Chief Executive Officer and a director since the Reverse Merger and as Chief Executive Officer of Aspen University since May 2011. He served as Chief Executive Officer of interclick, inc. (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011. From June 2007 until it was acquired by Yahoo, Inc. (NASDAQ: YHOO) in December 2011, Mr. Mathews also served as a director of interclick. From May 15, 2008 until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of interclick. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. From March 2011 until October 2012, Mr. Mathews served as the Chairman and a consultant (and from December 1, 2011 through March 19, 2012 as Executive Chairman) for Wizard World, Inc. (OTCQB: WIZD). Mr. Mathews was selected to serve as a director due to his track record of success in managing early stage and growing businesses, his extensive knowledge of the online education Internet marketing industries and his knowledge of running and serving on the boards of public companies.

Michael D’Anton has served as a director of Aspen Group since the Reverse Merger and of Aspen University for approximately six years. Since 1988, Dr. D’Anton has been an ENT physician and surgeon at ENT Allergy Associates. Dr. D’Anton was selected as a director for his experience in growing and running a successful surgery center and his knowledge of Aspen University from serving as a director prior to the Reverse Merger.

C. James Jensen has served as a director of Aspen Group since the Reverse Merger and of Aspen University since May 2011.  Since 1983, Mr. Jensen has been the managing partner of Mara Gateway Associates, L.P., a privately owned real estate investment company he co-founded.  Today, Mr. Jensen provides executive coaching, consulting, and advisory services to emerging growth and mid-size companies.  He is an active member of the World Presidents' Organization, serves on the board of directors of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group.  Mr. Jensen was selected a director due to his previous service on public company boards and his experience with entrepreneurial companies.

Andrew Kaplan has served as a director of Aspen Group since June 5, 2014. From 2000 through March 2014, Mr. Kaplan was a partner in Quad Partners, or Quad, a private equity firm focused exclusively on the education industry. During his tenure with Quad, Mr. Kaplan also served as a Managing Director of Quad College Group, the operational team focused on Quad’s postsecondary portfolio. Since March 2014, Mr. Kaplan has been a consultant to the education industry. Mr. Kaplan was selected as a director for his extensive knowledge of the educational industry. From May 2014 until June 2015, Mr. Kaplan, through an entity he controls, served as a consultant to Aspen. Since June 1, 2015, Mr. Kaplan has been a Managing General Partner in Education Growth Partners, a private equity firm focused exclusively on the education and training industry. See “Related Person Transactions.”

David Pasi has served as a director of Aspen Group since the Reverse Merger and of Aspen University since May 2011. Since December 2010, Mr. Pasi has been a registered investment advisor under Delta Financial Group. From August 2008 until August 2010, Mr. Pasi was a risk manager at Credit Suisse. From January 2004 until June 2008, Mr. Pasi was the risk manager at Citigroup, Inc. Mr. Pasi was selected as a director because of his financial background.

Sanford Rich has served as a director of Aspen Group since March 13, 2012. Since November 2012, Mr. Rich has served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation. From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick from August 28, 2007 until June 5, 2009 and on its Audit Committee from August 2007 to June 2009. Since January 2008, Mr. Rich has served as Managing Director of Whitemarsh Capital Advisors, a broker-dealer. From May 2008 to February 2009, Mr. Rich was a Managing Director with Matrix USA LLC, a broker-dealer. Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTC Pink: ITCC). Mr. Rich was selected as a director for his 32 years of experience in the financial sector and his experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of Aspen Group since the Reverse Merger and of Aspen University for approximately six years. Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT Allergy Associates. Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen University from serving as a director member prior to the Reverse Merger.

Paul Schneier has served as a director of Aspen Group since the Reverse Merger and of Aspen University for approximately five years. Since January 2013, Mr. Schneier has owned and operated a real estate development company based in New Jersey.  Prior to that, Mr. Schneier was a Division President at PulteGroup, Inc. (NYSE: PHM), a homebuilding company, and before that, Mr. Schneier was a Division President at Beazer Homes USA, Inc. (NYSE: BZEH), a homebuilding company. Mr. Schneier was selected to serve as a director because of his management, educational and legal background.

Rick Solomon has served as a director of Aspen Group since March 10, 2014. From May 2009 until May 2014, Mr. Solomon served as a portfolio manager at Verition Fund, a multi-strategy, multi-manager investment platform. Mr. Solomon was selected as a director for his experience in the investment industry.

Executive Officers

Name	Age	Position
Michael Mathews	53	Chief Executive Officer
Janet Gill	59	Chief Financial Officer
Dr. Cheri St. Arnauld	58	Chief Academic Officer
Gerald Wendolowski	30	Chief Operating Officer

See above for Mr. Michael Mathews’ biography.

Janet Gill has been Aspen Group’s Chief Financial Officer since December 11, 2014 and served as the interim Chief Financial Officer since March 11, 2014. From September 2012 until March 11, 2014, Ms. Gill was the Company’s Controller. From 2003 until August 2012, Ms. Gill was a consultant for Resources Global Professionals, a professional services firm that helps business leaders execute internal initiatives. Ms. Gill is a Certified Public Accountant (inactive) in New York.

Cheri St. Arnauld has been Aspen Group’s Chief Academic Officer since March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group. From August 2008 until January 2012, Dr. St. Arnauld was the Provost and Chief Academic Officer at Grand Canyon University.

Gerard Wendolowski has been Aspen Group’s Chief Operating Officer since March 11, 2014. From May 2011 until March 11, 2014, Mr. Wendolowski served as Aspen University’s Senior Vice President of Marketing and Business Development. From January 2008 until May 2011, Mr. Wendolowski served as the Vice President of Marketing at Atrinsic, Inc., a digital marketing firm.

Family Relationships

Except for Dr. D’Anton and Mr. Pasi, who are brother-in-laws, there are no family relationships among our directors and/or executive officers.

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of Aspen Group and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Aspen Group. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of: the Audit Committee and the Compensation Committee. The Audit Committee has a written charter approved by the Board which can be found on our corporate website at http://ir.aspen.edu/governance-documents.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation
Michael Mathews
Michael D’Anton	✓
David Pasi	✓	✓
C. James Jensen	✓	✓	Chairman
Andrew Kaplan
Sanford Rich	✓	Chairman
John Scheibelhoffer	✓		✓
Paul Schneier	✓		✓
Rick Solomon	✓

Director Independence

With the exception of Messrs. Mathews and Kaplan, our Board determined that all of the directors are independent in accordance with standards under the Nasdaq Listing Rules.

Our Board determined that as a result of being employed as an executive officer, Mr. Mathews is not independent under the Nasdaq Listing Rules. Additionally, our Board considered the AEK Consulting Agreement, which was terminated in June 2015, in determining that Mr. Kaplan was not independent. See “Certain Relationships and Related Transactions, and Director Independence.”

Our Board has also determined that Sanford Rich, C. James Jensen and David Pasi are independent under the Nasdaq Listing Rules independence standards for Audit Committee members. Also, our Board has also determined that C. James Jensen, John Scheibelhoffer and Paul Schneier are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee, which currently consists of Sanford Rich, C. James Jensen and David Pasi, reviews Aspen Group’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

Audit Committee Financial Expert

Our Board has determined that Mr. Sanford Rich is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2012 Equity Incentive Plan (the “Plan”).

Nominating Committee

We do not have a Nominating Committee. Each director participates in the consideration of director nominees. Our Board does not have a policy, or procedures to follow, with regard to the consideration of any director candidates recommended by our shareholders. We have never received any recommendations from shareholders and for that reason have not considered adopting any policy.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Aspen and its shareholders.  Although there are many other factors, the Board seeks individuals with experience on public company boards or the investment community, experience on operating growing businesses, and experience with online universities.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for Aspen. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – implementing our business and marketing plan and accelerating our growth – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to grow our business with our current cash balance, increase our enrollment and class starts, the dependence on the continued growth of our nursing school and manage our expected growth consistent with regulatory oversight.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5s were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2015.

Communication with our Board of Directors

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

•

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•

A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term company results;

•

Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•

Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

•

Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2015 and 2014 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2015

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)(1)	Non-Equity Inventive Plan Compensation ($)(g)	Non-Qualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)

Michael Mathews	2015	100,000			97,500				197,500
Chief Executive Officer (2)	2014	100,000			—				100,000

Cheri St. Arnauld	2015	199,991			—				199,991
Chief Academic Officer (3)

Janet Gill	2015	175,000			21,000				196,000
Chief Financial Officer (4)	2014	150,000			15,000				165,000

———————

(1)

Option Awards. These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules.  Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.  For a further description of the Option Awards, see the disclosure following this Summary Compensation Table.

(2)

Mathews.  The amount under 2015 Option Awards is comprised of a 1,950,000 option grant in September 2014.  The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service on each applicable vesting date.

(3)

St. Arnauld.  Dr. St. Arnauld was not a Named Executive Officer in fiscal year 2014.

(4)

Gill.  The amount under 2015 Option Awards is comprised of a 300,000 option grant in November 2014.  The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service as an employee on each applicable vesting date.

Named Executive Officer Employment Agreements

Michael Mathews. Effective May 16, 2013, Aspen Group and Mr. Mathews entered into a three-year Employment Agreement. In accordance with the Employment Agreement, Mr. Mathews will receive a base salary of $250,000 per year; however, his base salary will be $100,000 per year until the Compensation Committee determines that Aspen Group’s cash position permits an increase to $250,000 a year. As of the date of this filing, Mr. Mathews’ base salary continues to be $100,000 per year.

Cheri St. Arnauld. Effective March 1, 2014, Aspen Group and Dr. St. Arnauld entered into a three-year Employment Agreement.  In accordance with the Employment Agreement, Dr. St. Arnauld received a base salary of $120,000 on an annualized basis for the first six months of the Employment Agreement.  After this six month period, Dr. St. Arnauld began receiving a base salary of $240,000 per year.

Janet Gill.  Effective November 11, 2014, Aspen Group and Ms. Gill entered into a three-year Employment Agreement.  Under the Employment Agreement, Ms. Gill receives a base salary of $200,000 per year.

Bonuses

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1st and ending April 30th of the applicable fiscal year, the Named Executive Officers shall have the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows:

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Company’s 2012 Equity Incentive Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). In addition, the Named Executive Officers shall be eligible to receive an additional percentage of his then Base Salary as a cash bonus (the “Discretionary Cash Bonus”) and an additional grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value equal to a percentage of the Named Executive Officers’ then base salary (the “Discretionary Equity Bonus”) based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established at the beginning of each fiscal year. There were no performance objectives set for 2016.

The EBITDA Thresholds and corresponding bonus levels are set forth in the table below. For the avoidance of doubt, the Named Executive Officer shall only be eligible to receive the bonuses associated with a single EBITDA Threshold; i.e. in the event the Company attains EBITDA Threshold (2), only the bonuses associated with EBITDA Threshold (2) below (and not the bonuses associated with EBITDA Threshold (1)) shall be applicable.

EBITDA Threshold	Automatic Cash Bonus	Automatic Equity Bonus	Discretionary Cash Bonus	Discretionary Equity Bonus
$1,000,000 -$1,999,999	7.5%	7.5%	Up to 7.5%	Up to 7.5%
$2,000,000 -$3,999,999	16.5%	16.5%	Up to 16.5%	Up to 16.5%
$4,000,000 and over	25%	25%	Up to 25%	Up to 25%

Provided, however, that the earning of the Automatic Cash Bonus is subject to the Company having at least $2,000,000 in available cash after deducting the Target Bonuses paid to all the Named Executive Officers of the Company or its subsidiaries under the same Target Bonus formula pursuant to such executives’ employment agreements (the “Cash Threshold”) and the Named Executive Officer continuing to provide services under their Employment Agreement on the applicable Target Bonus determination date.  If the Company is unable to pay the Automatic Cash Bonus as a result of not meeting the Cash Threshold, no Automatic Cash Bonus will be earned for that fiscal year.  Provided, however, the Company will issue Mr. Mathews common stock having a Fair Market Value equal to the Automatic Cash Bonus which he is not paid.

Each of the Named Executive Officers are entitled to receive discretionary bonuses under their Employment Agreements at the discretion of the Board.

Termination Provisions

Under their Employment Agreement, the Named Executive Officers is entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder. In the event of dismissal without cause or resignation for Good Reason, Mr. Mathews will receive six months base salary and immediate vesting of unvested equity, Dr. St. Arnauld will receive six months base salary and Ms. Gill will receive three months base salary. Immediately upon a change of control event, Mr. Mathews will receive 18 months base salary and immediate vesting of unvested equity and Dr. St. Arnauld and Ms. Gill will each receive three months base salary. Change of control is defined in their Employment Agreements as Change of Control is defined under 409A of the Code. Generally, Good Reason is defined as a material diminution in the executives’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by Aspen Group under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York.

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2015:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Michael Mathews	300,000	0			0.19	3/15/17
	500,000	0			0.19	3/22/17
	288,911	0			0.19	10/23/17
	166,666	0			0.19	10/23/17
	1,450,000	1,450,000	(1)		0.19	9/4/17
	0	1,950,000	(2)		0.19	9/4/19

Cheri St. Arnauld	166,667	333,333	(3)		0.19	3/1/19

Janet Gill	50,000	25,000	(4)		0.19	10/23/17
	8,333	16,667	(5)		0.19	7/3/18
	66,667	133,333	(6)		0.19	3/1/19
	0	300,000	(7)		0.234	11/24/19

———————

(1)

Vest in two equal increments on September 4, 2015 and September 4, 2016.

(2)

Vest in three equal increments on September 4, 2015, September 4, 2016 and September 4, 2017.

(3)

Vest in two equal increments on March 1, 2016 and March 1, 2017.

(4)

Vest on October 23, 2015.

(5)

One-third vested on July 2, 2015. The remaining amount vest on July 3, 2016.

(6)

Vest in two equal increments on March 1, 2016 and March 1, 2017.

(7)

Vest in three equal increments on November 24, 2015, November 24, 2016 and November 24, 2017.

On June 8, 2015, the Company granted Janet Gill, the Company’s Chief Financial Officer, and Dr. Cheri St. Arnauld, the Company’s Chief Academic Officer, 300,000 and 1,000,000 five-year stock options, respectively. The options are exercisable at approximately $0.1691 per share and vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service as an employee on each applicable vesting date.

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

Fiscal 2015 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)(1)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(j)

Michael D’Anton	0	0	11,063	0	0	0	11,063

C. James Jensen	0	0	11,063	0	0	0	11,063

Andrew Kaplan	0	0	17,063	0	0	0	17,063

David Pasi	0	0	11,063	0	0	0	11,063

Sanford Rich	0	0	11,063	0	0	0	11,063

John Scheibelhoffer	0	0	11,063	0	0	0	11,063

Paul Schneier	0	0	11,063	0	0	0	11,063

Rick Solomon	0	0	17,063	0	0	0	17,063

———————

(1)

Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board during fiscal 2015, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. In December 2014, the Company granted to each of its non-employee directors 100,000 stock options exercisable at $0.2026 per share.  In September 2014, the Company granted to each of its non-employee directors 81,250 stock options (exercisable at $0.155 per share) and an additional 100,000 stock options (exercisable at $0.20 per share) to Messrs. Kaplan and Solomon.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2015.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (1)	14,426,412	0.22	1,873,588
Equity compensation plans not approved by security holders

Total	14,426,412	0.22	1,873,588

———————

(1)	Represents options issued under the Plan. No other stock rights have been issued under the Plan. Includes 11,368,434 options granted to directors and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Aspen Group’s common stock beneficially owned as of July 28, 2015 by (i) those persons known by Aspen Group to be owners of more than 5% of its common stock, (ii) each director (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Aspen Group’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 224 West 30th Street, Suite 604, New York, New York 10001.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	10,768,932	8.0%
Common Stock	Cheri St. Arnauld (3)	166,667	*
Common Stock	Janet Gill (4)	1,133,333	*

Directors:
Common Stock	Michael D’Anton (5)	2,846,490	2.2%
Common Stock	C. James Jensen (6)	1,462,876	1.1%
Common Stock	Andrew Kaplan (7)	52,083	*
Common Stock	David Pasi (8)	970,594	*
Common Stock	Sanford Rich (9)	253,333	*
Common Stock	John Scheibelhoffer (10)	2,798,396	2.2%
Common Stock	Paul Schneier (11)	1,550,900	1.2%
Common Stock	Rick Solomon (12)	2,733,663	2.1%
Common Stock	All directors and executive officers as a group (12 persons)	25,153,936	18.1%

5% Shareholders:
Common Stock	Sophrosyne Capital, LLC (13)	12,812,535	9.9%
Common Stock	Leon G. Cooperman (14)	12,000,000	9.4%
Common Stock	Global Undervalued Securities Master Fund, LP (15)	7,260,000	5.6%

———————

* Less than 1%.

(1)

Beneficial Ownership Note. Applicable percentages are based on 128,253,605 shares outstanding as of July 28, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Aspen Group believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)

Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes: (i) 1,035,654 shares underlying warrants, (ii) 1,157,143 shares issuable upon the conversion of two convertible notes, and (iii) 4,080,577 vested stock options.

(3)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Represents vested stock options.
(4)	Gill. Ms. Gill is our Chief Financial Officer. Includes 158,333 vested stock options.
(5)

D’Anton. Dr. D’Anton is a director. Includes 177,645 shares of common stock held as custodian for the benefit of Dr. D’Anton’s children. Also includes (i) 2,215,747 shares of common stock, (ii) 263,158 shares underlying warrants and (iii) 189,940 vested stock options held directly by Dr. D’Anton.

(6)	Jenson. Mr. Jenson is a director. Includes 263,158 shares underlying warrants and 227,083 vested stock options.
(7)	Kaplan. Mr. Kaplan is a director. Represents vested stock options.
(8)	Pasi. Mr. Pasi is a director. Includes 263,158 shares underlying warrants and 127,083 vested stock options.
(9)	Rich. Mr. Rich is a director. Includes 227,083 vested stock options.
(10)

Scheibelhoffer. Dr. Scheibelhoffer is a director. Includes 192,408 shares of common stock held as custodian for the benefit of Dr. Scheibelhoffer’s children. Also includes (i) 2,408,155 shares of common stock, (ii) 263,158 shares underlying warrants and (iii) 127,083 vested stock options held directly by Dr. Scheibelhoffer.

(11)	Schneier. Mr. Schneier is a director. Includes 263,158 shares underlying warrants and 127,083 vested stock options.
(12)	Solomon. Mr. Solomon is a director. Includes 1,315,790 shares underlying warrants and 52,083 vested stock options.
(13)

Sophrosyne. The reporting person holds warrants which are subject to a blocker which prohibits the exercise of the warrants if it would cause the reporting person to exceed 9.9% beneficial ownership. Sophrosyne Capital LLC (“Sophrosyne”) is a registered Investment Adviser and Benjamin Taylor, its managing member, has the power to vote and dispose of the securities held by various funds for which the reporting person serves as the Investment Adviser. Address is 156 East 36th Street, at 2 Sniffen Court, New York, NY 10016.

(14)	Cooperman. Address is 810 7th Ave., 33rd floor, New York, NY 10019.
(15)	Global Undervalued. Includes 2,420,000 shares underlying warrants. Address is 301 Commerce Street, Ste. 1900, Fort Worth, TX 76102.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since May 1, 2013, aside from the executive officer and director compensation arrangements discussed above, the following are transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets at the end of the last two fiscal years (or approximately $47,500) and in which any of our directors, executive officers or holders of more than 5% of our stock, or any immediate family member of or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Since May 2013, our directors and executive officers have purchased securities in Aspen Group’s private placement offerings of which the largest investment was a purchase of $200,000 by Mr. Mathews in March 2014. The investments were on the same terms as other investors.

On August 14, 2012, Mr. Mathews loaned Aspen Group $300,000 in exchange for a convertible demand note bearing interest at 5% per annum. The note is convertible at $0.35 per share, and the due date was extended to July 31, 2016. In March 2012, Mr. Mathews loaned Aspen $300,000 in exchange for a convertible note bearing interest at 0.19% per annum. The note is convertible at $1.00 per share, and the due date was extended to July 31, 2016.

On July 1, 2013, Mr. Mathews loaned Aspen Group $1 million and was issued a $1 million Promissory Note due December 31, 2013 (which has been extended to July 31, 2016).  The Promissory Note bears 10% interest per annum, payable monthly in arrears.

Mr. Mathews’ son is employed by Aspen Group as its marketing manager and is paid a salary of $60,000 per year.

Effective May 29, 2014, Aspen Group entered into a consulting agreement with AEK Consulting LLC, or AEK, a company controlled by Mr. Andrew Kaplan, a director, pursuant to which AEK acts as a strategic advisor providing educational, business and financial advice services to Aspen Group. In exchange for its services, AEK was to be paid $120,000, provided that Aspen Group achieves certain business objectives. In addition, AEK was issued 800,000 restricted stock units, vesting quarterly over 18 months subject to Aspen Group’s achievement of certain business objectives and other conditions.  None of the business objectives or conditions were met.  In June 2015, the Company and AEK agreed to terminate the consulting agreement in consideration for the issuance of 300,000 restricted stock units.  The 800,000 restricted stock units were cancelled.

In July 2014, Aspen Group issued 1,750,000 shares of common stock to Alpha Capital Anstalt, or Alpha, a then 5% shareholder, in consideration for its waiving certain price protection rights held by it and for providing legal counsel of Aspen Group with a proxy to vote Alpha’s shares in favor increasing Aspen Group’s authorized capital at the fiscal 2015 annual shareholders meeting. Additionally, on July 29, 2014 and September 4, 2014, Sophrosyne, a 5% shareholder, invested $380,000 and $375,000, respectively, in Aspen Group’s private placement on terms identical to other investors in the offering.

In September 2014, Leon G. Cooperman and Global Undervalued Securities Master Fund, LP, 5% shareholders of the Company, invested $1,240,000 and $750,200, respectively, in a private placement on terms identical to others investors in the offering.  Mr. Cooperman purchased 8,000,000 shares of common stock and 4,000,000 warrants and Global Undervalued purchased 4,840,000 shares of common stock and 2,420,000 warrants.  The warrants were exercisable at $0.19 per share.  In April 2015, the Company closed on an offering with its outstanding warrant holders whereby it agreed to reduce the exercise price of the outstanding warrants to $0.155 if the warrant holder exercised early.  Mr. Cooperman and Sophrosyne agreed and exercised 4,000,000 and 1,285,490 warrants, respectively.

Item 14.  Principal Accounting Fees and Services

The following table shows the fees paid to Salberg & Company, P.A., our principal accountant for the fiscal years ended April 30, 2015 and 2014.

	Year Ended April 30, 2015 ($)	Year Ended April 30, 2014 ($)
Audit Fees (1)	83,500	82,500
Audit Related Fees (2)	3,200	7,000
Tax Fees	0	0
All Other Fees	2,700	0
Total	89,400	89,500

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.  In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.  All of the services provided and fees charged by Salberg were approved by our Audit Committee.

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

Aspen Group, Inc.

Date: August 26, 2015	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2015	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Form of Securities Purchase Agreement	8-K	7/30/14	10.1
10.2	Form of Registration Rights Agreement	8-K	7/30/14	10.2
10.3	Form of Warrant	8-K	7/30/14	10.3
10.4	Form of Convertible Note – Mathews - $1.00	10-Q	3/11/15	10.4
10.5	Form of Convertible Note – Mathews - $0.35	10-Q	3/11/15	10.5
10.6	Promissory Note dated March 4, 2015 - Mathews	10-Q	3/11/15	10.6
10.7	2012 Equity Incentive Plan, as amended*	10-Q	9/5/14	10.1
10.8	Form of Directors Indemnification Agreement	8-K/A	5/7/14	10.21
10.9	Form of Employee Stock Option Agreement*	10-K	7/29/14	10.17
10.10	Form of Director Stock Option Agreement	10-Q	3/11/15	10.7
10.11	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
10.12	Termination of Consulting Agreement – AEK Consulting				Filed^
10.13	Form of Securities Purchase Agreement–July/September 2014 Private Placement	8-K	7/30/14	10.1
10.14	Form of Registration Rights Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.2
10.15	Form of Warrant – July/September 2014 Private Placement	8-K	7/30/14	10.3
10.16	Employment Agreement dated as of May 16, 2013 – Mathews*	S-1	7/3/13	10.6
10.17	Amendment to Employment Agreement dated November 24, 2014– Mathews*				Filed^
10.18	Employment Agreement dated November 24, 2014 – Gill*				Filed^
10.19	Employment Agreement dated November 24, 2014 – Wendolowski*				Filed^
10.20	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise				Filed^
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed^
31.2	Certification of Principal Financial Officer (302)				Filed^
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^
101.INS	XBRL Instance Document				Filed^
101.SCH	XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

^

Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, originally filed with the SEC on July 28, 2015, which is being amended hereby.