Form 10-Q
period 2015-07-31
ASPEN GROUP, INC.
filed 2015-09-10
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 10, 2015
Common Stock, $0.001 par value per share	128,486,938 shares

SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2015	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,672,730	$2,159,463
Restricted cash	1,122,485	1,122,485
Accounts receivable, net of allowance of $311,342 and $279,453, respectively	1,285,959	1,058,339
Prepaid expenses	103,372	121,594
Total current assets	4,184,546	4,461,881

Property and equipment:
Call center equipment	132,798	132,798
Computer and office equipment	85,013	78,626
Furniture and fixtures	50,420	42,698
Library (online)	100,000	100,000
Software	2,336,196	2,244,802
	2,704,427	2,598,924
Less accumulated depreciation and amortization	(1,512,646)	(1,387,876)
Total property and equipment, net	1,191,781	1,211,048
Courseware, net	195,727	173,311
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	26,677	26,679

Total assets	$5,644,060	$5,918,248

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2015	2015
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$454,430	$179,109
Accrued expenses	218,244	173,663
Deferred revenue	759,281	784,818
Refunds Due Students	350,157	280,739
Deferred rent	3,751	7,751
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	1,835,863	1,476,080

Line of credit	249,783	243,989
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Total liabilities	3,685,646	3,320,069

Commitments and contingencies - See Note 8

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 250,000,000 shares authorized, 128,486,938 issued and 128,286,938 outstanding at July 31, 2015, 128,253,605 issued and 128,053,605 outstanding at April 30, 2015	128,487	128,254
Additional paid-in capital	24,977,355	24,898,647
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(23,077,428)	(22,358,722)
Total stockholders’ equity (deficiency)	1,958,414	2,598,179

Total liabilities and stockholders’ equity (deficiency)	$5,644,060	$5,918,248

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	July 31,
	2015	2014

Revenues	$1,705,861	$1,169,860

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	774,109	449,098
General and administrative	1,477,617	1,200,216
Depreciation and amortization	143,459	125,607
Total operating expenses	2,395,185	1,774,921

Operating loss from operations	(689,324)	(605,061)

Other income (expense):
Other income	3,733	1,671
Interest expense	(33,115)	(260,871)
Total other expense, net	(29,382)	(259,200)

Loss from operations before income taxes	(718,706)	(864,261)

Income tax expense (benefit)	—	—

Net loss	$(718,706)	$(864,261)

Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
basic and diluted	128,188,025	73,818,014

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED JULY 31, 2015

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2015	128,253,605	$128,254	$24,898,647	$(70,000)	$(22,358,722)	$2,598,179

Issuance of stock for services	233,333	233	(233)	—	—	—

Stock-based compensation	—	—	72,941	—	—	72,941

Warrant Conversion Expense	—	—	6,000	—	—	6,000

Net loss, three months ended July 31, 2015	—	—	—	—	(718,706)	(718,706)

Balance at July 31, 2015	128,486,938	$128,487	$24,977,355	$(70,000)	$(23,077,428)	$1,958,414

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(718,706)	$(864,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	31,889	105,511
Amortization of debt issuance costs	—	56,440
Amortization of debt discount	—	124,343
Depreciation and amortization	143,459	125,607
Stock-based compensation	72,941	97,203
Warrant modification expense	6,000	—
Changes in operating assets and liabilities:
Accounts receivable	(259,509)	(127,344)
Prepaid expenses	18,221	(47,367)
Other assets	2	—
Accounts payable	275,321	81,876
Accrued expenses	44,581	26,231
Deferred rent	(4,000)	(3,179)
Refunds due students	69,418	68,599
Deferred revenue	(25,537)	(29,366)
Net cash used in operating activities	(345,920)	(385,707)

Cash flows from investing activities:
Purchases of property and equipment	(105,503)	(82,869)
Purchases of courseware	(41,104)	(38,823)
Increase in restricted cash	—	(29,927)
Net cash used in investing activities	(146,607)	(151,619)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	5,794	(147)
Proceeds from issuance of common shares and warrants, net	—	1,781,500
Offering costs associated with private placement	—	(75,000)
Net cash provided by financing activities	5,794	1,706,353

Net (decrease) increase in cash and cash equivalents	(486,733)	1,169,027

Cash and cash equivalents at beginning of period	2,159,463	247,380

Cash and cash equivalents at end of period	$1,672,730	$1,416,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,876	$70,307
Cash paid for income taxes	$—	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2015 and 2014, our cash flows for the three months ended July 31, 2015 and 2014, and our financial position as of July 31, 2015 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended April 30, 2015 as filed with the SEC on July 29, 2015. The April 30, 2015 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

B. Liquidity

At July 31, 2015, the Company had a cash balance of approximately $2.8 million which includes $1.1 million of restricted cash. In April 2015, the Company offered a warrant conversion, through which the Company issued 14,747,116 shares, raising $2,268,670. In fiscal 2015, the Company completed an equity financing of $5,547,826. With the additional cash raised in the financing, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of beneficial conversion features in convertible debt, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2015 and April 30, 2015 respectively. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2015. As of July 31, 2015, there were deposits of $22,947, $1,274,409, and $940,012 in three institutions greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The company considers $1,122,485 as restricted cash and that balance is shown as a current asset as of both July 31, 2015 and April 30, 2015.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 15,897,313 and 10,686,412 common shares, warrants to purchase 28,871,757 and 31,858,524 common shares, and $650,000 and $650,000 of convertible debt (convertible into 1,207,143 and 1,207,143 common shares, respectively) were outstanding during the three months ended July 31, 2015 and 2014, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after July 31, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Company sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, in the amount of $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. On March 8, 2012, due to the impending reduction in the value of the collateral as the result of the Series C conversion ratio and the Company’s inability to engage Mr. Spada in good faith negotiations to increase HEMG’s pledge, Michael Mathews, the Company’s CEO, pledged 117,943 common shares of the Company, owned personally by him, valued at $1.00 per share based on recent sales of capital stock as additional collateral to the accounts receivable, secured – related party. On March 13, 2012, the Company deemed the receivables stemming from the sale of courseware curricula to be in default. On April 4, 2012, the Company entered into an agreement with: (i) an individual, (ii) HEMG, and (iii) Mr. Patrick Spada. Under the agreement, (a) the individual purchased and HEMG sold to the individual 400,000 common shares of the Company at $0.50 per share; (b) the Company guaranteed it would purchase at least 600,000 common shares of the Company at $0.50 per share within 90 days of the agreement and the Company would use its best efforts to purchase from HEMG and resell to investors an additional 1,400,000 common shares of the Company at $0.50 per share within 180 days of the agreement; and (c) the Company waived any default of the accounts receivable, secured - related party and extended the due date to September 30, 2014. Based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit (consisting of one share of common stock and one-half of a warrant exercisable at $0.50 per share), the value of the aforementioned collateral decreased. Accordingly, as of December 31, 2012, the Company recognized an allowance of $502,315 for this account receivable. Based on the reduction in value of the collateral to $0.19, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of July 31, 2015 and April 30, 2015, the balance of the account receivable, net of allowance, was $45,329.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 8 and 10)

Note 4. Property and Equipment

Property and equipment consisted of the following at July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Call center hardware	$132,798	$132,798
Computer and office equipment	85,013	78,626
Furniture and fixtures	50,420	42,698
Library (online)	100,000	100,000
Software	2,336,196	2,244,802
	2,704,427	2,598,924
Accumulated depreciation and amortization	(1,512,646)	(1,387,876)
Property and equipment, net	$1,191,781	$1,211,048

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

Software consisted of the following at July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Software	$2,336,196	$2,244,802
Accumulated amortization	(1,244,285)	(1,130,453)
Software, net	$1,091,911	$1,114,349

Amortization expense for all Property and Equipment as well as the portion for just software is presented for the three months ended July 31, 2015 and 2014:

	For the
	Three Months Ended July 31,
	2015	2014

Depreciation and Amortization Expense	124,770	105,395

Software Amortization Expense	113,832	95,977

The following is a schedule of estimated future amortization expense of software at July 31, 2015:

Year Ending April 30,
2016	$349,584
2017	343,661
2018	210,626
2019	127,453
2020	60,587
Total	$1,091,911

Note 5. Courseware

Courseware costs capitalized were $41,104 and $38,823 for the three months ended July 31, 2015 and 2014 respectively.

Courseware consisted of the following at July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Courseware	$2,288,894	$2,247,790
Accumulated amortization	(2,093,167)	(2,074,479)
Courseware, net	$195,727	$173,311

Amortization expense of courseware for the three months ended July 31, 2015 and 2014:

	For the
	Three Months Ended July 31,
	2015	2014

Amortization Expense	18,688	20,212

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

The following is a schedule of estimated future amortization expense of courseware at July 31, 2015:

Year Ending April 30,
2016	$46,134
2017	47,367
2018	39,278
2019	37,805
2020	25,143
Total	$195,727

Note 6. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to February 28, 2017. There was no accounting effect for these extensions.

Note 7. Convertible Notes, Convertible Notes – Related Party and Debenture Payable

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, bearing interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. The loan (now convertible promissory note) was originally due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. Through various note extensions, the debt was extended to February 28, 2017. There was no accounting effect for these modifications.

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. Through various note extensions, the debt was extended to February 28, 2017. There was no accounting effect for these modifications.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at July 31, 2015). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of July 31, 2015 was $249,783. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at July 31, 2015 was $217.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of July 31, 2015, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2015, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

While the Company has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit will be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

On or about February 20, 2015, Aspen Group, Inc. filed a motion in the United States District Court, District of New Jersey, seeking the entry of a money  judgment on default against Defendant, HEMG, in the amount of $772,793, plus interest, costs, disbursements, and any other relief the Court deems just and proper. Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares held as collateral after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291. (See Note 3)

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff is seeking the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

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

Note 9. Stockholders’ Equity (Deficiency)

Common Stock

On June 8, 2015, in exchange for the termination of a consulting agreement with a Director, the Company issued 300,000 restricted stock units (with the value of $50,400 based on the market value on the grant date). Two-thirds are fully vested and the remaining balance vests in six equal monthly installments commencing on June 30, 2015. At July 31, 2015, 233,333 shares were vested and the Company recorded an expense of $39,144.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2015 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	28,871,757	$0.26	3.5	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2015	28,871,757	$0.26	3.5	$—

Exercisable, July 31, 2015	28,871,757	$0.26	3.5	$—

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

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014 and 16,300,000 effective September 2014, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2015, there were 927,687 shares remaining under the Plan for future issuance.

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

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	14,206,412	$0.21	3.5	$103,000
Granted	2,000,000	$0.17	4.9	—
Exercised	—	—	—	—
Forfeited	(504,099)	$0.35	2.2	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2015	15,702,313	$0.20	3.2	$147,000

Exercisable, July 31, 2015	5,769,272	$0.23	2.4	$4,000

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2015

(Unaudited)

On June 8, 2015, the Chief Academic Officer received a grant of 1,000,000 options which has a fair value of $60,000, the Chief Operating Officer received a grant of 700,000 options which has a fair value of $42,000 and the Chief Financial Officer received a grant of 300,000 options which has a fair value of $18,000. All of these options have an exercise price of $0.168 per share.

As of July 31, 2015, there was approximately $519,412 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The Company recorded compensation expense of $72,941 for the 3 months ended July 31, 2015 in connection with employee stock options. The Company recorded compensation expense of $97,203 for the three months ended July 31, 2014 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the three months ended July 31, 2015. The Company recorded no compensation expense for the three months ended July 31, 2015 in connection with non-employee stock options.

There was no unrecognized compensation cost at July 31, 2015.

A summary of the Company's stock option activity for non-employees during the three months ended July 31, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	220,000	$0.30	2.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,000)	$0.19	3.0	$—
Expired	—	—	—	—
Balance Outstanding, July 31, 2015	195,000	$0.31	1.7	$—

Exercisable, July 31, 2015	195,000	$0.31	1.7	$—

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 28, 2015 with the Securities and Exchange Commission, or the SEC.

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

Student Population

Aspen’s full-time degree-seeking student body increased year-over-year by 38% during the quarter ended July 31, 2015, from 2,624 to 3,609 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 35% of our full-time, degree-seeking student body at July 31, 2014, to 44% of our full-time, degree-seeking student body at July 31, 2015. Aspen’s School of Nursing grew from 920 to 1,604 student’s year-over-year, which represented 69% of Aspen’s full-time degree-seeking student body growth. At July 31, 2015, Aspen’s School of Nursing included 439 students in the RN to BSN program and 1,165 students in the RN to MSN Bridge program or MSN program.

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

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the past six quarters, including the recent quarter ending July 31, 2015.  Note that in the recent quarter ending July 31, 2015, new student enrollments were up 81% year-over-year, from 226 to 410.

New Student Enrollments

Fiscal Quarter End April 30, 2014	235
Fiscal Quarter End July 31, 2014	226
Fiscal Quarter End October 31, 2014	265
Fiscal Quarter End January 31, 2015	315
Fiscal Quarter End April 30, 2015	444
Fiscal Quarter End July 31, 2015	410

Results of Operations

For the Three Months Ended July 31, 2015 Compared with the Three Months Ended July 31, 2014

Revenue

Revenue from continuing operations for the three months ended July 31, 2015 (“2015 Quarter”) increased to $1,705,861 from $1,169,860 for the three months ended July 31, 2014 (“2014 Quarter”), an increase of 46%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $881,783 during the 2015 Quarter from $395,075 during the 2014 Quarter, an increase of 123%. Aspen’s School of Nursing for the first time now represents the majority of Aspen’s revenues at 52%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Quarter rose to $386,067 from $269,833 for the 2014 Quarter, an increase of $116,234 or 43%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its full-time degree-seeking student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Quarter were $388,042 compared to $179,265 for the 2014 Quarter, an increase of $208,777 or 116%. This increase reflects an increased monthly internet advertising budget to $120,000, starting in May, 2014.  The planned spending increase was previously announced following the CCNE accreditation announcement of Aspen’s BSN program in November, 2014.

As a result of the planned marketing spending increase in the 2015 quarter, Gross Profit was 47% of revenues or $799,232 for the 2015 Quarter compared to 52% of revenues or $604,572 for the 2014 Quarter. The increase of Gross Profit from $604,572 to $799,232 is an increase of $194,660 or 32% year-over-year. Gross Profit (exclusive of amortization), a non-GAAP financial measure, was 55% of revenues or $931,752 for the 2015 Quarter from 62% of revenues or $720,762 for the 2014 Quarter.  The increase of Gross Profit (exclusive of amortization) from $720,762 to $931,752 is an increase of $210,990 or 29% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Quarter were $1,477,617 compared to $1,200,216 during the 2014 Quarter, an increase of $277,401 or 23%. The increase is attributable primarily to higher payroll costs, primarily due to the staffing increase in the enrollment call center.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Quarter rose to $143,459 from $125,607 for the 2014 Quarter, an increase of $17,852 or 14%. The increase is primarily attributable to higher levels of capitalized technology costs.

Other Income (Expense)

Other income for the 2015 Quarter increased to $3,733 from $1,671 in the 2014 Quarter, an increase of $2,062 or 123%. The increase is primarily due to favorable foreign exchange. Interest expense decreased from $260,871 to $33,115, a decrease of $227,756 or 87%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

Income Taxes

Income taxes expense (benefit) for the 2015 Quarter and 2014 Quarter was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2015 Quarter was ($718,706) as compared to ($864,261) for the 2014 Quarter, a decrease in the loss of $145,555 or approximately 17%.  Contributing to this lower loss was the increase in revenues and gross profits in the 2015 Quarter, as well as lower interest expense in the 2015 Quarter.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended
	07/31/2015	07/31/2014
Net loss allocable to common shareholders	$(718,706)	$(864,261)
Interest Expense, net of interest income	33,115	78,417
Loss from debt extinguishment	—	—
Bad Debt Expense	31,889	105,511
Depreciation & Amortization	143,459	125,608
Amortization of Debt Issue Costs	—	56,440
Amortization of Debt Discount	—	124,343
Warrant conversion exercise expense	6,000	—
Stock-based compensation	72,941	97,203
Non-recurring charges	131,677	23,019
Adjusted EBITDA (Loss)	$(299,625)	$(253,720)

The following table presents a reconciliation of adjusted Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the
	Three Months Ended
	July 31,
	2015	2014

Revenues	$1,705,861	$1,169,860

Costs of revenues (exclusive of depreciation and amortization shown separately)	774,109	449,098

Gross profit (exclusive of depreciation and amortization)	931,752	720,762

Depreciation and amortization expenses excluded from cost of revenues	132,520	116,190

GAAP gross profit	$799,232	$604,572

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Three Months Ended
	July 31,
	2015	2014

Net cash used in operating activities	$(345,920)	$(385,707)
Net cash used in investing activities	(146,607)	(151,619)
Net cash provided by financing activities	5,794	1,706,353
Net increase (decrease) in cash and cash equivalents	$(486,733)	$1,169,027

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2015 Quarter totaled ($345,920) and resulted primarily from a net loss from continuing operations of ($718,706) offset by non-cash items of $254,288, comprised of $143,459 in depreciation and amortization, $72,941 of stock compensation expense and $31,889 of bad debt expense, and a net change in operating assets and liabilities of $118,498, of which the $275,321 increase in accounts payable was the most significant.

Net cash used in operating activities during the 2014 Quarter totaled ($385,707) and resulted primarily from a net loss from continuing operations of $(864,261) offset by non-cash items of $509,105 and a net change in operating assets and liabilities of $(30,550).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2015 Quarter totaled ($146,607) and resulted primarily from capitalized technology expenditures included in property and equipment.

Net cash used in investing activities during the 2014 Quarter totaled ($151,619), resulting primarily from capitalized technology expenditures included in property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2015 Quarter totaled $5,794 which resulted primarily from a net increase in the line of credit at our bank.

Net cash provided by financing activities during the 2014 Quarter totaled $1,706,353 which resulted primarily from proceeds from the private placements of $1,781,500.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes, one of which is convertible at $0.35 per share and the other at $1.00 per share. The due dates of all three notes held by Mr. Mathews were recently extended to February 28, 2017.

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

In April 2015, Aspen raised $2,268,670 closed on its offering to warrant holders whereby it issued 14,747,116 shares of common stock to the holders in exchange for their early exercise of warrants at the reduced exercise price of $0.155. The Company received gross proceeds of $2,268,670, which included warrants exercised by the Company’s Chief Financial Officer.

Liquidity and Capital Resource Considerations

As of September 10, 2015, the Company had a cash balance of approximately $2.6 million (which includes $1,122,485 of restricted cash). With the additional cash raised in the early exercise of warrants in April 2015, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Related Party Transactions

See Note 10 to our July 31, 2015 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our July 31, 2015 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding growth and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, competition, and ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 28, 2015. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. With the exception of the disclosure below, there were no material changes to our legal proceedings during the period covered by this report.

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff is seeking the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 9, 2015, Mr. Michael Mathews, the Chairman of the Board and Chief Executive Officer of Aspen Group, extended the due dates of his three outstanding notes to February 28, 2017. Prior to the amendments, the outstanding notes had expirations dates of July 31, 2016. The securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

September 10, 2015	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 10, 2015	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.