Form 10-Q
period 2015-10-31
ASPEN GROUP, INC.
filed 2015-12-02
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-55107

Aspen Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1933597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 S Albion Street, Suite 525 Denver, CO	80222
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 2, 2015
Common Stock, $0.001 par value per share	128,553,938 shares

SIGNATURES	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2015	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,008,417	$2,159,463
Restricted cash	1,122,485	1,122,485
Accounts receivable, net of allowance of $332,558 and $279,453, respectively	1,553,945	1,058,339
Prepaid expenses	119,785	121,594
Total current assets	3,804,632	4,461,881

Property and equipment:
Call center equipment	132,798	132,798
Computer and office equipment	64,878	78,626
Furniture and fixtures	67,531	42,698
Library (online)	—	100,000
Software	2,421,204	2,244,802
	2,686,411	2,598,924
Less accumulated depreciation and amortization	(1,516,268)	(1,387,876)
Total property and equipment, net	1,170,143	1,211,048
Courseware, net	200,153	173,311
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	33,946	26,679

Total assets	$5,254,203	$5,918,248

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2015	2015
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$491,113	$179,109
Accrued expenses	232,595	173,663
Deferred revenue	851,923	784,818
Refunds Due Students	460,377	280,739
Deferred rent, current portion	1,451	7,751
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	2,087,459	1,476,080

Line of credit	249,783	243,989
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Total liabilities	3,937,242	3,320,069

Commitments and contingencies - See Note 8

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 250,000,000 shares authorized, 128,536,938 issued and 128,336,938 outstanding at October 31, 2015, 128,253,605 issued and 128,053,605 outstanding at April 30, 2015	128,537	128,254
Additional paid-in capital	25,080,272	24,898,647
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(23,821,848)	(22,358,722)
Total stockholders’ equity (deficiency)	1,316,961	2,598,179

Total liabilities and stockholders’ equity (deficiency)	$5,254,203	$5,918,248

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Revenues	$1,913,161	$1,214,247	$3,619,022	$2,384,107

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	867,801	442,697	1,641,910	891,796
General and administrative	1,610,202	1,259,105	3,087,819	2,459,153
Depreciation and amortization	148,258	130,133	291,717	255,740
Total operating expenses	2,626,261	1,831,935	5,021,446	3,606,689

Operating loss from operations	(713,100)	(617,688)	(1,402,424)	(1,222,582)

Other income (expense):
Other income	2,930	3,209	6,663	4,881
Interest expense	(34,250)	(93,750)	(67,365)	(354,621)
Loss on Debt Extinguishment	—	(452,503)	—	(452,503)
Total other expense, net	(31,320)	(543,044)	(60,702)	(802,243)

Loss from operations before income taxes	(744,420)	(1,160,732)	(1,463,126)	(2,024,825)

Income tax expense (benefit)	—	—	—	—

Net loss	$(744,420)	$(1,160,732)	$(1,463,126)	$(2,024,825)

Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
basic and diluted	128,303,606	103,243,439	128,239,022	88,447,898

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2015	128,253,605	$128,254	$24,898,647	$(70,000)	$(22,358,722)	$2,598,179
Stock-based compensation	—	—	128,987	—	—	128,987
Warrant Conversion Expense	—	—	6,000	—	—	6,000
Shares issued for services rendered	283,333	283	47,317	—	—	47,600
Attorney fees associated with Registration Statement	—	—	(679)	—	—	(679)
Net loss, six months ended October 31, 2015	—	—	—	—	(1,463,126)	(1,463,126)
Balance at October 31, 2015	128,536,938	$128,537	$25,080,272	$(70,000)	$(23,821,848)	$1,316,961

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,463,126)	$(2,024,825)
Less income (loss) from discontinued operations	—	—
Loss from continuing operations	(1,463,126)	(2,024,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	99,188	105,511
Amortization of debt issuance costs	—	75,458
Amortization of debt discount	—	166,241
Extinguishment of debentures	—	416,587
Depreciation and amortization	291,717	255,740
Stock-based compensation	128,987	211,638
Warrant modification expense	6,000	—
Amortization of prepaid shares for services	47,600	—
Changes in operating assets and liabilities:
Accounts receivable	(594,794)	(136,007)
Prepaid expenses	1,809	(48,251)
Other assets	(7,267)	—
Accounts payable	312,004	(179,453)
Accrued expenses	58,931	51,176
Deferred rent	(6,300)	(6,358)
Refunds due students	179,638	145,353
Deferred revenue	67,105	(42,865)
Net cash used in operating activities	(878,508)	(1,010,055)

Cash flows from investing activities:
Purchases of property and equipment	(214,019)	(180,466)
Purchases of courseware	(63,634)	(66,479)
Increase in restricted cash	—	(69,927)
Net cash used in investing activities	(277,653)	(316,872)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	5,794	(147)
Proceeds from issuance of common shares and warrants, net	—	5,547,826
Proceeds from (retirement of) convertible notes and warrants, net of costs	—	(2,240,000)
Retirement of convertible notes payable	—	(25,000)
Offering costs associated with private placement	(679)	(107,225)
Net cash provided by financing activities	5,115	3,175,454

Cash flows from discontinued operations:
Cash flows from discontinued operating activities	—	5,250
Net cash provided by discontinued operations	—	5,250

Net increase (decrease) in cash and cash equivalents	(1,151,046)	1,853,777

Cash and cash equivalents at beginning of period	2,159,463	247,380

Cash and cash equivalents at end of period	$1,008,417	$2,101,157

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Six Months Ended October 31,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,147	$183,545
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$47,600	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

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

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2015 and 2014, our cash flows for the six months ended October 31, 2015 and 2014, and our financial position as of October 31, 2015 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

B. Liquidity

At October 31, 2015, the Company had a cash balance of approximately $2.1 million which includes $1.1 million of restricted cash. In April 2015, the Company offered a warrant conversion, through which the Company issued 14,747,116 shares, raising $2,268,670. In fiscal 2015, the Company completed an equity financing of $5,547,826. With the additional cash raised in the financings, the growth in revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2015 and April 30, 2015. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2015. As of October 31, 2015, there were deposits of $657,522, and $941,812 in two institutions greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The company considers $1,122,485 as restricted cash and that balance is shown as a current asset as of October 31, 2015 and April 30, 2015.

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

October 31, 2015

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

Refunds Due Students

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. Until forwarded to the student, this amount is recorded in a current liability account called Refunds Due Students. Typically, the funds are paid to the students within two weeks.

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 16,857,313 and 13,476,412 common shares, warrants to purchase 28,871,757 and 44,007,963 common shares, and $650,000 and $750,000 of convertible debt (convertible into 1,207,143 and 1,307,142 common shares, respectively) were outstanding during the six months ended October 31, 2015 and 2014, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

Reclassifications

The Company discovered that an internet advertising publishing invoice was entered into the incorrect month. The effect of this was that marketing expense for the three and six months ended October 31, 2014, were understated by $29,371 and the marketing expense for the three months ended January 31, 2015, was overstated by the same amount. This error carries through to Cost of Revenues on our Consolidated Statement of Operations. The issue has been corrected and does not affect the results reported for the fiscal year ended April 30, 2015. The company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three month period ended October 31, 2014 and therefore, no restatement of the October 31, 2014 or January 31, 2015 consolidated financial statements was deemed necessary. As a result, the following reclassification between periods was made for the quarter ended October 31, 2014:

	For the			For the
	Three Months Ended			Six Months Ended
	October 31, 2014			October 31, 2014
	Originally Reported	Adjustment	As Adjusted	Originally Reported	Adjustment	As Adjusted

Marketing Expense	164,627	29,371	193,998	343,893	29,371	373,264
Cost of revenues	413,326	29,371	442,697	862,425	29,371	891,796
Total operating expenses	1,802,564	29,371	1,831,935	3,577,318	29,371	3,606,689
Operating loss from operations	(588,317)	(29,371)	(617,688)	(1,193,211)	(29,371)	(1,222,582)
Loss from operations before income taxes	(1,131,361)	(29,371)	(1,160,732)	(1,995,454)	(29,371)	(2,024,825)
Net loss	(1,131,361)	(29,371)	(1,160,732)	(1,995,454)	(29,371)	(2,024,825)

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after October 31, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, the sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $0.19 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of October 31, 2015 and April 30, 2015, the balance of the account receivable, net of allowance, was $45,329.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 8 and 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following at October 31, 2015 and April 30, 2015:

	October 31,	April 30,
	2015	2015
Call center hardware	$132,798	$132,798
Computer and office equipment	64,878	78,626
Furniture and fixtures	67,531	42,698
Library (online)	—	100,000
Software	2,421,204	2,244,802
	2,686,411	2,598,924
Accumulated depreciation and amortization	(1,516,268)	(1,387,876)
Property and equipment, net	$1,170,143	$1,211,048

Software consisted of the following at October 31, 2015 and April 30, 2015:

	October 31,	April 30,
	2015	2015
Software	$2,421,204	$2,244,802
Accumulated amortization	(1,362,522)	(1,130,453)
Software, net	$1,058,682	$1,114,349

Amortization expense for all Property and Equipment as well as the portion for just software is presented below for the three and six months ended October 31, 2015 and 2014:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Depreciation and Amortization Expense	$130,154	$109,845	$254,925	$215,240

Software Amortization Expense	$118,237	$100,224	$232,069	$196,201

The following is a schedule of estimated future amortization expense of software at October 31, 2015:

Fiscal Year Ending April 30,
2016	$241,275
2017	360,663
2018	227,628
2019	144,455
2020	84,661
Total	$1,058,682

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

Note 5. Courseware

Courseware costs capitalized were $63,634 and $66,479 for the six months ended October 31, 2015 and 2014 respectively.

Courseware consisted of the following at October 31, 2015 and April 30, 2015:

	October 31,	April 30,
	2015	2015
Courseware	$340,754	$2,247,790
Accumulated amortization	(140,601)	(2,074,479)
Courseware, net	$200,153	$173,311

Amortization expense of courseware for the three and six months ended October 31, 2015 and 2014:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Amortization Expense	$18,104	$20,288	$36,792	$40,500

The following is a schedule of estimated future amortization expense of courseware at October 31, 2015:

Fiscal Year Ending April 30,
2016	$30,894
2017	51,873
2018	43,784
2019	42,311
2020	31,291
Total	$200,153

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

October 31, 2015

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

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 3.75% at October 31, 2015). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of October 31, 2015 was $249,783. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at October 31, 2015 was $217.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of October 31, 2015, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2015, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

October 31, 2015

(Unaudited)

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed.

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

October 31, 2015

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

October 31, 2015

(Unaudited)

Note 9. Stockholders’ Equity (Deficiency)

Common Stock

On June 8, 2015, in exchange for the termination of a consulting agreement with a Director, the Company issued 300,000 restricted stock units (with the value of $50,400 based on the market value on the grant date). Two-thirds are fully vested and the remaining balance vests in six equal monthly installments commencing on June 30, 2015. At October 31, 2015, the Company has recorded consulting expense of $47,600.

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2015 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	28,871,757	$0.26	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2015	28,871,757	$0.26	3.2	$—

Exercisable, October 31, 2015	28,871,757	$0.26	3.2	$—

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through October 31, 2015 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014, 16,300,000 effective September 2014 and 20,300,000 effective November 2015, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2015, there were 3,442,687 shares remaining under the Plan for future issuance.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the three months ended October 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	14,206,412	$0.21	3.5	$103,000
Granted	2,965,000	$0.17	4.9	—
Exercised	—	—	—	—
Forfeited	(509,099)	$0.35	2.2	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2015	16,662,313	$0.20	3.1	$8,835

Exercisable, October 31, 2015	7,234,131	$0.22	2.41	$—

On June 8, 2015, the Chief Academic Officer received a grant of 1,000,000 options which has a fair value of $60,000, the Chief Operating Officer received a grant of 700,000 options which has a fair value of $42,000 and the Chief Financial Officer received a grant of 300,000 options which has a fair value of $18,000. All of these options have an exercise price of $0.168 per share.

On August 5, 2015, 500,000 options were granted to the Senior Vice President of Compliance.  The exercise price was $0.18 and the fair value was $30,000. The options vest over 3 years.

On September 23, 2015, 465,000 options were granted to a total of 39 employees.  The exercise prices were $0.131 and the fair value of the total grant was $48,600. The options vest over 3 years.

As of October 31, 2015, there was approximately $480,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The Company recorded compensation expense of $128,987 for the six months ended October 31, 2015 in connection with employee stock options. The Company recorded compensation expense of $211,638 for the six months ended October 31, 2014 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the six months ended October 31, 2015. The Company recorded no compensation expense for the six months ended October 31, 2015 in connection with non-employee stock options. There was no unrecognized compensation cost at October 31, 2015.

A summary of the Company's stock option activity for non-employees during the six months ended October 31, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	220,000	$0.30	2.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,000)	$0.19	3.0	$—
Expired	—	—	—	—
Balance Outstanding, October 31, 2015	195,000	$0.31	1.4	$—

Exercisable, October 31, 2015	195,000	$0.31	1.4	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 31, 2015

(Unaudited)

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Subsequent Event

On November 20, 2015, the Company amended its Equity Inventive Plan by 4,000,000 shares increasing the total number of authorized plan shares to 20,300,000. Effective that date, the Board granted 250,000 options to each of three directors for service on a special committee. The exercise price is $0.165 and the fair value of each 250,000 grant is $12,500. The options vest over 3 years.

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

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. Last year, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

Since launching the debtless education solution last year, Aspen University has become one of the fastest growing universities in the United States with record new student enrollments and record revenue acceleration in calendar year 2015.  Below is a chart reflecting the year-over-year percentage of new student enrollment growth and revenue growth during Aspen’s calendar year 2015 fiscal quarters:

Aspen University’s Record Growth in 2015

	New Student Enrollment Growth	Revenue Growth
	(y/o/y growth %)	(y/o/y growth %)
Fiscal Quarter End April 30, 2015	89%	34%
Fiscal Quarter End July 31, 2015	81%	46%
Fiscal Quarter End October 31, 2015	110%	58%

Student Population

Aspen’s full-time degree-seeking student body increased year-over-year by 43% during the quarter ended October 31, 2015, from 2,811 to 4,015 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 36% of our full-time, degree-seeking student body at October 31, 2014, to 48% of our full-time, degree-seeking student body at October 31, 2015. Aspen’s School of Nursing grew from 1,026 to 1,935 student’s year-over-year, which represented 75% of Aspen’s full-time degree-seeking student body growth. At October 31, 2015, Aspen’s School of Nursing included 678 students in the RN to BSN program and 1,257 students in the RN to MSN Bridge program or MSN program.

New Student Enrollment and Total Degree-Seeking Student Body Overview

Since the launch of the BSN marketing campaign in mid-November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly.

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the past five quarters, including the recent quarter ending October 31, 2015. Note that in the recent quarter ending October 31, 2015, new student enrollments were up 110% year-over-year, from 265 to 557.

	New Student Enrollments	Degree Seeking Student Body
Fiscal Quarter End October 31, 2014	265	2,811
Fiscal Quarter End January 31, 2015	315	3,011
Fiscal Quarter End April 30, 2015	444	3,309
Fiscal Quarter End July 31, 2015	410	3,609
Fiscal Quarter End October 31, 2015	557	4,015

Aspen’s School of Nursing is responsible for the lion’s share of the new student enrollment and overall student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by 1,500 Nursing students – net (or 125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by 1,080 students – net (or 90/month).

Aspen University expects its total degree-seeking student body to continue its rapid growth and reach approximately 5,000 students by the end of the fiscal year, April 30, 2016, a sharp increase from 4,015 as of October 31, 2015. Therefore, the university is now on pace to increase its student body by 2,000 students on an annualized basis versus the previous pace of 1,200 students earlier this fiscal year.

Results of Operations

For the Three Months Ended October 31, 2015 Compared with the Three Months Ended October 31, 2014

Revenue

Revenue from operations for the three months ended October 31, 2015 (“2015 Quarter”) increased to $1,913,161 from $1,214,247 for the three months ended October 31, 2014 (“2014 Quarter”), an increase of 58%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $1,139,468 during the 2015 Quarter from $483,050 during the 2014 Quarter, an increase of 136%. Aspen’s School of Nursing now represents the majority of Aspen’s revenues at 60%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Quarter rose to $384,854 from $248,699 for the 2014 Quarter, an increase of $136,155 or 55%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its degree-seeking Nursing student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Quarter were $482,947 compared to $193,998 for the 2014 Quarter, an increase of $288,949 or 149%. This increase reflects an increased monthly internet advertising budget to $150,000, starting in August, 2015.

As a result of the planned marketing spending increase in the 2015 quarter, Gross Profit was 48% of revenues or $909,019 for the 2015 Quarter compared to 54% of revenues or $651,038 for the 2014 Quarter. The increase of Gross Profit from $651,038 to $909,019 is an increase of $257,981 or 40% year-over-year. Gross Profit (exclusive of amortization), a non-GAAP financial measure, was 55% of revenues or $1,045,360 for the 2015 Quarter from 64% of revenues or $771,550 for the 2014 Quarter. The increase of Gross Profit (exclusive of amortization) from $771,550 to $1,045,360 is an increase of $273,810 or 35% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Quarter were $1,610,202 compared to $1,259,105 during the 2014 Quarter, an increase of $351,097 or 28%. The increase is attributable primarily to higher payroll costs, primarily due to the staffing increase in the enrollment call center.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Quarter rose to $148,258 from $130,133 for the 2014 Quarter, an increase of $18,125 or 14%. The increase is primarily attributable to higher levels of capitalized technology costs.

Other Income (Expense)

Other income for the 2015 Quarter decreased to $2,930 from $3,209 in the 2014 Quarter, a decrease of $279 or 9%. Interest expense decreased from $93,750 to $34,250, a decrease of $59,500 or 64%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

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

Net Loss

Net loss for the 2015 Quarter was ($744,420) as compared to ($1,160,732) for the 2014 Quarter, a decrease in the loss of $416,312 or approximately 36%. Contributing to this lower loss was the increase in revenues and gross profits in the 2015 Quarter, as well as lower interest expense and no debt extinguishment charges in the 2015 Quarter.

For the Six Months Ended October 31, 2015 Compared with the Six Months Ended October 31, 2014

Revenue

Revenue from operations for the six months ended October 31, 2015 (“2015 Period”) increased to $3,619,022 from $2,384,107 for the six months ended October 31, 2014 (“2014 Period”), an increase of 52%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $2,021,251 during the 2015 Period from $878,125 during the 2014 Period, an increase of 130%. Aspen’s School of Nursing represented the majority of Aspen’s revenues for the six month period at 56%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2015 Period rose to $770,921 from $518,532 for the 2014 Period, an increase of $252,389 or 49%. As student enrollment levels increase, instructional costs and services should rise proportionately. However, as Aspen increases its degree-seeking Nursing student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2015 Period were $870,989 compared to $373,264 for the 2014 Period, an increase of $497,725 or 133%. This increase reflects an increased monthly internet advertising budget to $150,000, starting in August, 2015.

As a result of the planned marketing spending increase in the 2015 quarter, Gross Profit was 47% of revenues or $1,708,251 for the 2015 Period compared to 53% of revenues or $1,255,610 for the 2014 Period. The increase of Gross Profit from $1,255,610 to $1,708,251 is an increase of $452,641 or 36% year-over-year. Gross Profit (exclusive of amortization), a non-GAAP financial measure, was 55% of revenues or $1,977,112 for the 2015 Period from 63% of revenues or $1,492,311 for the 2014 Period. The increase of Gross Profit (exclusive of amortization) from $1,492,311 to $1,977,112 is an increase of $484,801 or 32% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2015 Period were $3,087,819 compared to $2,459,153 during the 2014 Period, an increase of $628,666 or 26%. The increase is attributable primarily to higher payroll costs, primarily due to the staffing increase in the enrollment call center.

Depreciation and Amortization

Depreciation and amortization costs for the 2015 Period rose to $291,717 from $255,740 for the 2014 Period, an increase of $35,977 or 14%. The increase is primarily attributable to higher levels of capitalized technology costs.

Other Income (Expense)

Other income for the 2015 Period increased to $6,663 from $4,881 in the 2014 Period, an increase of $1,782 or 37%. The increase is primarily due to favorable foreign exchange. Interest expense decreased from $354,621 to $67,365, a decrease of $287,256 or 81%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

Loss from Debt Extinguishment

In the 2014 Period, there is a $452,503 loss from the extinguishment of the debenture. Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the writeoff of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

Income taxes expense (benefit) for the 2015 Period and 2014 Period was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2015 Period was ($1,463,126) as compared to ($2,024,825) for the 2014 Period, a decrease in the loss of $561,699, or approximately 28%. Contributing to this lower loss was the increase in revenues and gross profits in the 2015 Period, as well as lower interest expense and no loss on debt extinguishment charge in the 2015 Period.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended
	10/31/2015	10/31/2014
Net loss allocable to common shareholders	$(744,420)	$(1,160,732)
Interest Expense, net of interest income	31,320	29,625
Bad Debt Expense	67,299	—
Depreciation & Amortization	148,258	130,133
Amortization of Debt Issue Costs	—	19,018
Amortization of Debt Discount	—	41,898
Loss from debt extinguishment	—	452,503
Stock-based compensation	56,046	114,435
Non-recurring charges	162,145	114,930
Adjusted EBITDA (Loss)	$(279,352)	$(258,190)

The following table presents a reconciliation of adjusted Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Revenues	$1,913,161	$1,214,247	$3,619,022	$2,384,107

Costs of revenues (exclusive of depreciation and amortization shown separately)	867,801	442,697	1,641,910	891,796

Gross profit (exclusive of depreciation and amortization)	1,045,360	771,550	1,977,112	1,492,311

Depreciation and amortization expenses excluded from cost of revenues	136,341	120,512	268,861	236,701

GAAP gross profit	$909,019	$651,038	$1,708,251	$1,255,610

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Six Months Ended
	October 31,
	2015	2014

Net cash used in operating activities	$(878,508)	$(1,010,055)
Net cash used in investing activities	(277,653)	(316,872)
Net cash provided by financing activities	5,115	3,175,454
Net cash provided by discontinued operations	—	5,250
Net increase (decrease) in cash and cash equivalents	$(1,151,046)	$1,853,777

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2015 Period totaled ($878,508) and primarily resulted primarily from a net loss from continuing operations of ($1,463,126) offset by non-cash items of $573,492, comprised of $291,717 in depreciation and amortization, $128,987 of stock compensation expense, $99,188 of bad debt expense, $47,600 for amortization of prepaid services and $6,000 for warrant conversion expense, as well as a net change in operating assets and liabilities of $11,126, of which the $594,794 increase in accounts receivable was the most significant.

Net cash used in operating activities during the 2014 Period totaled ($1,010,055) and resulted primarily from a net loss from continuing operations of $(2,024,825) offset by non-cash items of $1,231,175 and a net change in operating assets and liabilities of $(216,406).

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2015 Period totaled ($277,653) and resulted primarily from capitalized technology expenditures included in property and equipment.

Net cash used in investing activities during the 2014 Period totaled ($316,872), resulting primarily from capitalized technology expenditures included in property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2015 Period totaled $5,115 which resulted primarily from a net increase in the line of credit at our bank.

Net cash provided by financing activities during the 2014 Period totaled $3,175,454 which resulted primarily from proceeds from the issuance of common shares and warrants of $5,547,826, offset by the retirement of convertible notes of $2,240,000.

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

Liquidity and Capital Resource Considerations

As of December 2, 2015, the Company had a cash balance of approximately $2.2 million (which includes $1,122,485 of restricted cash). With the additional cash raised in the early exercise of warrants in April 2015, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan and meet its operations for at least the next 12 months.

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

Related Party Transactions

See Note 10 to our October 31, 2015 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our October 31, 2015 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

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

Aspen Group, Inc.

December 2, 2015	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 2, 2015	By:	/s/ Janet Gill
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