Form 10-Q
period 2016-01-31
ASPEN GROUP, INC.
filed 2016-03-09
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 9, 2016
Common Stock, $0.001 par value per share	128,511,605 shares

SIGNATURES	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,522,722	$2,159,463
Restricted cash	—	1,122,485
Accounts receivable, net of allowance of $305,297 and $279,453, respectively	2,056,211	1,058,339
Prepaid expenses	120,822	121,594
Total current assets	3,699,755	4,461,881

Property and equipment:
Call center equipment	133,965	132,798
Computer and office equipment	69,772	78,626
Furniture and fixtures	70,021	42,698
Library (online)	—	100,000
Software	2,515,703	2,244,802
	2,789,461	2,598,924
Less accumulated depreciation and amortization	(1,651,352)	(1,387,876)
Total property and equipment, net	1,138,109	1,211,048
Courseware, net	201,640	173,311
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	45,086	26,679

Total assets	$5,129,919	$5,918,248

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2016	2015
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$585,224	$179,109
Accrued expenses	281,539	173,663
Deferred revenue	1,130,003	784,818
Refunds Due Students	499,742	280,739
Deferred rent, current portion	—	7,751
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	2,546,508	1,476,080

Line of credit	249,783	243,989
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	600,000	600,000
Total liabilities	4,396,291	3,320,069

Commitments and contingencies - See Note 8

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized, 128,511,605 issued and 128,311,605 outstanding at January 31, 2016, 128,253,605 issued and 128,053,605 outstanding at April 30, 2015	128,512	128,254
Additional paid-in capital	25,171,929	24,898,647
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(24,496,813)	(22,358,722)
Total stockholders’ equity	733,628	2,598,179

Total liabilities and stockholders’ equity	$5,129,919	$5,918,248

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues	$2,164,031	$1,286,138	$5,783,053	$3,670,245

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	995,526	632,997	2,637,436	1,524,793
General and administrative	1,659,133	1,701,871	4,746,953	4,160,978
Depreciation and amortization	151,597	133,966	443,314	389,706
Total operating expenses	2,806,256	2,468,834	7,827,703	6,075,477

Operating loss from operations	(642,225)	(1,182,696)	(2,044,650)	(2,405,232)

Other income (expense):
Other income	1,414	2,277	8,077	7,157
Interest expense	(34,153)	(34,532)	(101,518)	(389,153)
Loss on Debt Extinguishment	—	—	—	(452,503)
Total other expense, net	(32,739)	(32,255)	(93,441)	(834,499)

Loss from operations before income taxes	(674,964)	(1,214,951)	(2,138,091)	(3,239,731)

Income tax expense (benefit)	—	—	—	—

Net loss	$(674,964)	$(1,214,951)	$(2,138,091)	$(3,239,731)

Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding: basic and diluted	128,336,758	112,753,454	128,271,601	96,548,329

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED January 31, 2016

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2015	128,253,605	$128,254	$24,898,647	$(70,000)	$(22,358,722)	$2,598,179
Stock-based compensation	—	—	223,657	—	—	223,657
Warrant modification expense	—	—	6,000	—	—	6,000
Repurchase of shares under settlement agreement	(42,000)	(42)	(5,796)	—	—	(5,838)
Shares issued for services rendered	300,000	300	50,100	—	—	50,400
Attorney fees associated with Registration Statement	—	—	(679)	—	—	(679)
Net loss, nine months ended January 31, 2016	—	—	—	—	(2,138,091)	(2,138,091)
Balance at January 31, 2016	128,511,605	$128,512	$25,171,929	$(70,000)	$(24,496,813)	$733,628

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,138,091)	$(3,239,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	170,677	117,739
Amortization of debt issuance costs	—	75,458
Amortization of debt discount	—	166,241
Extinguishment of debentures	—	416,587
Depreciation and amortization	443,314	389,706
Stock-based compensation	223,657	334,723
Warrant modification expense	6,000	—
Amortization of prepaid shares for services	50,400	—
Changes in operating assets and liabilities:
Accounts receivable	(1,168,549)	(356,348)
Prepaid expenses	771	(20,135)
Other assets	(18,407)	(1,497)
Accounts payable	406,116	4,214
Accrued expenses	107,874	111,238
Deferred rent	(7,751)	(9,700)
Refunds due students	219,003	85,040
Deferred revenue	345,185	63,124
Net cash used in operating activities	(1,359,801)	(1,863,341)

Cash flows from investing activities:
Purchases of property and equipment	(317,068)	(277,133)
Purchases of courseware	(81,634)	(109,305)
(Increase) decrease in restricted cash	1,122,485	(19,927)
Net cash (used in) provided by investing activities	723,783	(406,365)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	5,794	(186)
Proceeds from issuance of common shares and warrants, net	—	5,547,826
Proceeds from (retirement of) convertible notes and warrants, net of costs	—	(2,240,000)
Retirement of convertible notes payable	—	(25,000)
Repurchase of shares under settlement agreement	(5,838)	—
Offering costs associated with private placement	(679)	(107,225)
Net cash (used in) provided by financing activities	(723)	3,175,415

Cash flows from discontinued operations:
Cash flows from operating activities	—	5,250
Net cash provided by discontinued operations	—	5,250

Net increase (decrease) in cash and cash equivalents	(636,741)	910,959

Cash and cash equivalents at beginning of period	2,159,463	247,380

Cash and cash equivalents at end of period	$1,522,722	$1,158,339

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine Months Ended January 31,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,787	$212,955
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$50,400	$32,632
Common stock issued from conversion of notes	$—	$100,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

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

Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 56% of our adjunct professors hold doctorate degrees.

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2016 and 2015, our cash flows for the nine months ended January 31, 2016 and 2015, and our financial position as of January 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

B. Liquidity

At January 31, 2016, the Company had a cash balance of approximately $1.5 million. In April 2015, the Company offered a warrant conversion, through which the Company issued 14,747,116 shares, raising $2,268,670. In fiscal 2015, the Company completed an equity financing of $5,547,826.  In November of 2015, our letter of credit with Department Of Education was released freeing up approximately $1.1 million of cash. With the additional cash raised in the financings, the growth in revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2016 and April 30, 2015. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2016. As of January 31, 2016, there were deposits of $943,975 in one institution greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV programs. The Company considered $1,122,485, as restricted cash at April 30, 2015.  No cash was considered restricted at January 31, 2016. (See Note 8)

Fair Value Measurements

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

January 31, 2016

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 19,107,313 and 14,576,412 common shares, warrants to purchase 28,871,757 and 44,007,963 common shares, and $650,000 and $650,000 of convertible debt (convertible into 1,207,143 and 1,207,143 common shares, respectively) were outstanding during the nine months ended January 31, 2016 and 2015, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

Reclassifications

The Company discovered that an internet advertising publishing invoice was entered into the incorrect month. The effect of this was that marketing expense for the three and six months ended October 31, 2014, were understated by $29,371 and the marketing expense for the three months ended January 31, 2015, was overstated by the same amount. This error carries through to Cost of Revenues on our Consolidated Statement of Operations. The issue has been corrected and does not affect the results reported for the fiscal year ended April 30, 2015. The Company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three month period ended October 31, 2014 and therefore, no restatement of the October 31, 2014 or January 31, 2015 consolidated financial statements was deemed necessary. As a result, the following reclassification between periods was made for the quarter ended January 31, 2015:

	For the
	Three Months Ended
	January 31, 2015
	Originally Reported	Adjustment	As Adjusted

Marketing Expense	364,219	(29,371)	334,848
Cost of revenues	662,368	(29,371)	632,997
Total operating expenses	2,498,205	(29,371)	2,468,834
Operating loss from operations	(1,212,067)	29,371	(1,182,696)
Loss from operations before income taxes	(1,244,322)	29,371	(1,214,951)
Net loss	(1,244,322)	29,371	(1,214,951)

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after January 31, 2016, are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, the sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $0.19 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of January 31, 2016 and April 30, 2015, the balance of the account receivable, net of allowance, was $45,329.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following at January 31, 2016 and April 30, 2015:

	January 31,	April 30,
	2016	2015
Call center hardware	$133,965	$132,798
Computer and office equipment	69,772	78,626
Furniture and fixtures	70,021	42,698
Library (online)	—	100,000
Software	2,515,703	2,244,802
	2,789,461	2,598,924
Accumulated depreciation and amortization	(1,651,352)	(1,387,876)
Property and equipment, net	$1,138,109	$1,211,048

Software consisted of the following at January 31, 2016 and April 30, 2015:

	January 31,	April 30,
	2016	2015
Software	$2,515,703	$2,244,802
Accumulated amortization	(1,485,141)	(1,130,453)
Software, net	$1,030,562	$1,114,349

Amortization expense for all Property and Equipment as well as the portion for just software is presented below for the three and nine months ended January 31, 2016 and 2015:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Depreciation and Amortization Expense	135,084	114,559	390,010	329,799

Software Amortization Expense	122,619	104,441	354,688	300,642

The following is a schedule of estimated future amortization expense of software at January 31, 2016:

Year Ending April 30,
2016	$124,939
2017	379,563
2018	246,527
2019	163,354
2020	116,179
Total	$1,030,562

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

Note 5. Courseware

Courseware costs capitalized were $81,634 and $109,305 for the nine months ended January 31, 2016 and 2015 respectively.  During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization.  There was no expense impact to this write-off.

Courseware consisted of the following at January 31, 2016 and April 30, 2015:

	January 31,	April 30,
	2016	2015
Courseware	$358,754	$2,247,790
Accumulated amortization	(157,114)	(2,074,479)
Courseware, net	$201,640	$173,311

Amortization expense of courseware for the three and nine months ended January 31, 2016 and 2015:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Amortization Expense	16,513	19,407	53,304	59,907

The following is a schedule of estimated future amortization expense of courseware at January 31, 2016:

Year Ending April 30,
2016	$15,547
2017	55,473
2018	47,384
2019	45,911
2020	37,325
Total	$201,640

Note 6. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to May 31, 2017. There was no accounting effect for these extensions.

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

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. Through various note extensions, the debt was extended to May 31, 2017. There was no accounting effect for these modifications.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. Through various note extensions, the debt was extended to May 31, 2017. There was no accounting effect for these modifications.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 4.00% at January 31, 2016). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of January 31, 2016 was $249,783. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at January 31, 2016 was $217.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of January 31, 2016, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2016, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, HEMG and Mr. Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the claims.  On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

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

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff is seeking the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter is currently in the discovery stages, and the Company intends to defend the claims asserted by the former employee.

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

On March 27, 2012 and on August 31, 2012, Aspen University provided the DOE with letters of credit for which the due date was extended to December 31, 2013. On January 30, 2014, the DOE provided Aspen University with an option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $1,696,445, or to remain provisionally certified by increasing the 25% letter of credit to $848,225. Aspen informed the DOE of its desire to remain provisionally certified and posted the $848,225 letter of credit for the DOE on April 14, 2014. On February 26, 2015, Aspen University was informed by the DOE that it again had the option to become permanently certified by increasing the letter of credit to 50% of all Title IV funds received in the last program year, equaling $2,244,971, or to remain provisionally certified by increasing the existing 25% letter of credit to $1,122,485. Aspen informed the DOE on March 3, 2015 of its desire to remain provisionally certified and post the $1,122,485 letter of credit for the DOE by April 30, 2015.  In November of 2015, the DOE informed Aspen that they no longer need to post a letter of credit. It was subsequently released. The DOE may impose additional or different terms and conditions in any final provisional program participation agreement that it may issue (See Note 2 “Restricted Cash”).

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

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

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. Aspen applied for either an extension of its provisional approval status or obtain permanent approval status and is waiting for a response from Delaware. Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Letter of Credit

The Company had maintained a letter of credit under a DOE requirement, and this requirement was lifted in November of 2015 (See Note 2 “Restricted Cash”).

Note 9. Stockholders’ Equity

Common Stock

On June 8, 2015, in exchange for the termination of a consulting agreement with a Director, the Company issued 300,000 restricted stock units (with the value of $50,400 based on the market value on the grant date). Two-thirds are fully vested and the remaining balance vests in six equal monthly installments commencing on June 30, 2015. At January 31, 2016, the Company has recorded consulting expense of $50,400 and it was fully vested.

On January 19, 2016, the Company paid $29,500 as part of settlement to repurchase 42,000 shares.  After adjusting for the shares, the Company recorded an expense of $23,662.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	28,871,757	$0.26	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2016	28,871,757	$0.26	3.0	$—

Exercisable, January 31, 2016	28,871,757	$0.26	3.0	$—

Certain of the Company’s warrants contain price protection. The Company evaluated whether the price protection provision of the warrant would cause derivative treatment. In its assessment, the Company determined that since its shares are not readily convertible to cash due to an inactive trading market, through January 31, 2016 the warrants are excluded from derivative treatment.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014, 16,300,000 effective September 2014 and 20,300,000 effective November 2015, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2016, there were 1,192,687 shares remaining under the Plan for future issuance.

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

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	14,206,412	$0.21	3.5	103,000
Granted	5,215,000	$0.17	6.0	—
Exercised	—	—	—	—
Forfeited	(509,099)	$0.44	2.3	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2016	18,912,313	$0.20	3.4	$8,835

Exercisable, January 31, 2016	7,234,131	$0.22	2.2	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2016

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

On November 20, 2015, three directors were each awarded 250,000 five- year options.  The options vest over three years, the exercise prices were $0.165 and the fair value of the total grant of 750,000 options is $37,500.

On December 11, 2015, the Chief Executive Officer was granted 1,500,000 options that vest over three years.  The exercise price is $0.175, the life of the options is ten years and the fair value of the grant is $105,000.

As of January 31, 2016, there was approximately $528,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.5 years.

The Company recorded compensation expense of $223,657 for the nine months ended January 31, 2016 in connection with employee stock options. The Company recorded compensation expense of $334,723 for the nine months ended January 31, 2015 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the nine months ended January 31, 2016. The Company recorded no compensation expense for the nine months ended January 31, 2016 in connection with non-employee stock options. There was no unrecognized compensation cost at January 31, 2016.

A summary of the Company's stock option activity for non-employees during the nine months ended January 31, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	220,000	$0.30	2.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,000)	$0.19	3.0	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2016	195,000	$0.31	1.4	—

Exercisable, January 31, 2016	195,000	$0.31	1.4	—

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

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 56% of our adjunct professors hold doctorate degrees.

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

Since launching the debtless education solution in March 2014, Aspen University has become one of the fastest growing universities in the United States with record new student enrollments and record revenue acceleration in fiscal year 2016.  Below is a chart reflecting the year-over-year percentage of new student enrollment growth and revenue growth during Aspen’s previous four fiscal quarters:

Aspen University’s Record Growth in Fiscal Year 2016

	New Student Enrollment Growth	Revenue Growth
	(y/o/y growth %)	(y/o/y growth %)
Fiscal Quarter Ended April 30, 2015	89%	34%
Fiscal Quarter Ended July 31, 2015	81%	46%
Fiscal Quarter Ended October 31, 2015	110%	58%
Fiscal Quarter Ended January 31, 2016	75%	68%

Student Population

Aspen’s full-time degree-seeking student body increased year-over-year by 47% during the quarter ended January 31, 2016, from 3,011 to 4,412 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 38% of our full-time, degree-seeking student body at January 31, 2015, to 52% of our full-time, degree-seeking student body at January 31, 2016. Aspen’s School of Nursing grew from 1,151 to 2,307 student’s year-over-year, which represented 83% of Aspen’s full-time degree-seeking student body growth. At January 31, 2016, Aspen’s School of Nursing included 975 students in the RN to BSN program and 1,332 students in the RN to MSN Bridge program or MSN program.

New Student Enrollment and Total Degree-Seeking Student Body Overview

Since the launch of the BSN marketing campaign in mid-November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly.

Aspen has updated its definition of a new student enrollment to only report those new students that complete their first seven day assignment of their first course in their degree program. Based on that definition, below is a quarterly analysis of new student enrollments for the past six quarters, including the recent quarter ending January 31, 2016. Note that in the recent quarter ending January 31, 2016, new student enrollments were up 75% year-over-year, from 315 to 550.

	New Student Enrollments	Degree Seeking Student Body
Fiscal Quarter End October 31, 2014	265	2,811
Fiscal Quarter End January 31, 2015	315	3,011
Fiscal Quarter End April 30, 2015	444	3,309
Fiscal Quarter End July 31, 2015	410	3,609
Fiscal Quarter End October 31, 2015	557	4,015
Fiscal Quarter End January 31, 2016	550	4,412

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by 1,500 Nursing students – net of student graduations and withdrawals (or 125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by 1,080 students – net (or 90/month).

Aspen University expects its total degree-seeking student body to continue its rapid growth and reach approximately 4,800 students by the end of the fiscal year, April 30, 2016. Therefore, the university is on pace to increase its student body by 1,600 students on an annualized basis versus the previous pace of 800 students a year ago.

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments only while active in a 10-week course. As of January 31, 2016, Aspen had 1,185 students paying through a monthly payment plan, and 410 students paying through the monthly installment plan, for a total of 1,595 students on a monthly payment program. Moreover, Aspen is currently adding 90 students/month net to its monthly payment program student total.

The total value of the 1,185 student monthly payment plan contracts exceeds $11 million, and is currently increasing in total value by approximately $900,000 each month.

Finally, during the month of January 2016, Aspen processed $381,002 in credit card payments for students on monthly payment programs.

Results of Operations

For the Three Months Ended January 31, 2016 Compared with the Three Months Ended January 31, 2015

Revenue

Revenue from operations for the three months ended January 31, 2016 (“2016 Quarter”) increased to $2,164,031 from $1,286,138 for the three months ended January 31, 2015 (“2015 Quarter”), an increase of 68%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $1,873,210 during the 2016 Quarter from $541,865 during the 2015 Quarter, an increase of 246%. Aspen’s School of Nursing represents the majority of Aspen’s revenues at 87%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Quarter rose to $505,205 from $298,149 for the 2015 Quarter, an increase of $207,056 or 69%.

Starting in November 2015, Aspen began the implementation of a newly devised long-term faculty organization and compensation strategic plan. The plan features a graduated full-time faculty model, meaning as course loads hit certain volume levels, faculty members will be hired on a full-time basis.  This will achieve annualized cost savings of over 50% for each full-time faculty member hire.

As a result of this new faculty strategic plan, in the upcoming quarter ending April 30, 2016, Aspen is forecasting its Instructional Costs and Services to remain relatively flat quarter-over-quarter even though course starts are expected to rise sequentially by approximately 15%. Should this result occur as forecasted, Instructional Costs and Services as a percentage of revenue would drop sequentially from 23% of revenue to 21% of revenue.

Marketing and Promotional

Marketing and promotional costs for the 2016 Quarter were $490,321 compared to $334,848 for the 2015 Quarter, an increase of $155,473 or 46%.

Gross Profit was 48% of revenues or $1,029,373 for the 2016 Quarter compared to 41% of revenues or $529,293 for the 2015 Quarter. The increase of Gross Profit from $529,293 to $1,029,373 is an increase of $500,080 or 94% year-over-year. Gross Profit (exclusive of amortization), a non-GAAP financial measure, was 54% of revenues or $1,168,505 for the 2016 Quarter from 51% of revenues or $653,141 for the 2015 Quarter. The increase of Gross Profit (exclusive of amortization) from $653,141 to $1,168,505 is an increase of $513,364 or 79% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Quarter were $1,659,133 compared to $1,701,871 during the 2015 Quarter, a decrease of $42,738 or 3%.  The decrease is primarily attributed to lower legal costs associated with the legacy HEMG litigation.

Note: As previously disclosed, HEMG filed bankruptcy pursuant to Chapter 7 on October 15, 2015. As a result, HEMG’s remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Quarter rose to $151,597 from $133,966 for the 2015 Quarter, an increase of $17,631 or 13%. The increase is primarily attributable to higher levels of capitalized technology costs.

Other Income (Expense)

Other income for the 2016 Quarter decreased to $1,414 from $2,277 in the 2015 Quarter, a decrease of $863 or 38%. Interest expense decreased from $34,532 to $34,153, a decrease of $379 or 1%.

Income Taxes

There was no income tax expense (benefit) for the 2016 Quarter and 2015 Quarter as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2016 Quarter was ($674,964) as compared to ($1,214,951) for the 2016 Quarter, a decrease in the loss of $539,987 or approximately 44%. Contributing to this lower loss was the increase in revenues and gross profits in the 2016 Quarter.

For the Nine Months Ended January 31, 2016 Compared with the Nine Months Ended January 31, 2015

Revenue

Revenue from operations for the nine months ended January 31, 2016 (“2016 Period”) increased to $5,783,053 from $3,670,245 for the nine months ended January 31, 2015 (“2015 Period”), an increase of 58%. The increase is primarily attributable to the growth in Aspen’s School of Nursing student enrollments and Nursing student class starts. Specifically, revenues from Aspen’s School of Nursing increased to $4,030,951 during the 2016 Period from $1,419,990 during the 2015 Period, an increase of 184%. Aspen’s School of Nursing represented the majority of Aspen’s revenues for the nine month period at 70%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Period rose to $1,276,125 from $816,681 for the 2015 Period, an increase of $459,444 or 56%. As Aspen increases its degree-seeking Nursing student enrollments and related class starts, the higher gross margins associated with such students should lead to the growth rate in instructional costs and services to lag that of overall revenue growth.

Marketing and Promotional

Marketing and promotional costs for the 2016 Period were $1,361,311 compared to $708,112 for the 2015 Period, an increase of $653,199 or 92%. This increase reflects an increased monthly internet advertising budget to $150,000, starting in August, 2015.

As a result of the planned marketing spending increase in the 2016 Period, Gross Profit was 47% of revenues or $2,737,625 for the 2016 Period compared to 49% of revenues or $1,784,903 for the 2015 Period. The increase of Gross Profit to $2,737,625 from $1,784,903 is an increase of $952,722 or 53% year-over-year. Gross Profit (exclusive of amortization), a non-GAAP financial measure, was 54% of revenues or $3,145,617 for the 2016 Period from 58% of revenues or $2,145,452 for the 2015 Period. The increase of Gross Profit (exclusive of amortization) to $3,145,617 from $2,145,452 is an increase of $1,000,165 or 46% year-over-year.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Period were $4,746,953 compared to $4,160,978 during the 2016 Period, an increase of $585,975 or 14%. The increase is attributable primarily to higher payroll costs, primarily due to the staffing increase in the enrollment call center.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Period rose to $443,314 from $389,706 for the 2015 Period, an increase of $53,608 or 14%. The increase is primarily attributable to higher levels of capitalized technology costs.

Other Income (Expense)

Other income for the 2016 Period increased to $8,077 from $7,157 in the 2015 Period, an increase of $920 or 13%. The increase is primarily due to favorable foreign exchange. Interest expense decreased from $389,153 to $101,518, a decrease of $287,635 or 74%. The decrease is due to the elimination of the monthly interest to the Institutional Investor along with the amortization of the debt discount and the debt issuance costs.

Loss from Debt Extinguishment

In the 2015 Period, there is a $452,503 loss from the extinguishment of the debenture. Included in this loss is the final interest payment of $70,000, offset by an interest accrual of $34,084, along with the writeoff of $130,057 of remaining debt issuance costs and $286,530 of remaining original issue discount.

Income Taxes

There was no income tax expense (benefit) for the 2015 Period and 2014 Period as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2016 Period was ($2,138,091) as compared to ($3,239,731) for the 2015 Period, a decrease in the loss of $1,101,640, or approximately 34%. Contributing to this lower loss was the increase in revenues and gross profits in the 2016 Period, as well as lower interest expense and no loss on debt extinguishment charge in the 2016 Period.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Three Months Ended 01/31/16	Three Months Ended 01/31/15
Net loss allocable to common shareholders	$(674,964)	$(1,214,951)
Interest Expense, net of interest income	32,739	34,532
Bad Debt Expense	71,489	12,228
Depreciation & Amortization	151,597	133,966
Stock-based compensation	94,670	123,085
Non-recurring charges	147,681	339,522
Adjusted EBITDA (Loss)	$(176,788)	$(571,618)

The following table presents a reconciliation of adjusted Gross Profit (exclusive of amortization), a non-GAAP financial measure, to gross profit calculated in accordance with GAAP:

	For the		For the
	Three Months Ended January,		Nine Months Ended January 31,
	2016	2015	2016	2015

Revenues	$2,164,031	$1,286,138	$5,783,053	$3,670,245

Costs of revenues (exclusive of depreciation and amortization shown separately)	995,526	632,997	2,637,436	1,524,793

Gross profit (exclusive of depreciation and amortization)	1,168,505	653,141	3,145,617	2,145,452

Depreciation and amortization expenses excluded from cost of revenues	139,132	123,848	407,992	360,549

GAAP gross profit	$1,029,373	$529,293	$2,737,625	$1,784,903

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Nine Months Ended
	January 31,
	2016	2015

Net cash used in operating activities	$(1,359,801)	$(1,863,341)
Net cash (used in) provided by investing activities	723,783	(406,365)
Net cash provided by (used in) financing activities	(723)	3,175,415
Net cash provided by discontinued operations	—	5,250
Net increase (decrease) in cash and cash equivalents	$(636,741)	$910,959

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2016 Period totaled ($1,359,801) and resulted primarily from a net loss from continuing operations of ($2,138,091) offset by non-cash items of $894,048, comprised of $443,314 in depreciation and amortization, $223,657 of stock compensation expense, $170,677 of bad debt expense, $50,400 for amortization of prepaid services and $6,000 for warrant conversion expense, as well as a net change in operating assets and liabilities of ($115,758), of which the $1,168,549 increase in accounts receivable was the most significant.

Net cash used in operating activities during the 2015 Period totaled ($1,863,341) and resulted primarily from a net loss from continuing operations of $(3,239,731) offset by non-cash items of $1,500,454 and a net change in operating assets and liabilities of $(124,064).

Net Cash Used in Investing Activities

Net cash provided by investing activities during the 2016 Period totaled $723,783 and resulted primarily from the release of the DOE letter of credit offset by capitalized technology expenditures included in property and equipment.

Net cash used in investing activities during the 2015 Period totaled ($406,365), resulting primarily from capitalized technology expenditures included in property and equipment.

Net Cash Provided By Financing Activities

Net cash used in financing activities during the 2016 Period totaled ($723) which resulted primarily from a net increase in the line of credit at our bank offset by the repurchase of shares under a settlement agreement.

Net cash provided by financing activities during the 2015 Period totaled $3,175,415 which resulted primarily from proceeds from the issuance of common shares and warrants of $5,547,826, offset by the retirement of convertible notes of $2,240,000.

Historical Financings

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds two $300,000 convertible notes, one of which is convertible at $0.35 per share and the other at $1.00 per share. The due dates of all three notes held by Mr. Mathews were recently extended to May 31, 2017.

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

Liquidity and Capital Resource Considerations

As of March 9, 2016, the Company had a cash balance of approximately $1.75 million. With the additional cash from the recently released DOE letter of credit, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan and meet its operations for at least the next 12 months.

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

Related Party Transactions

See Note 10 to our January 31, 2016 unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our January 31, 2016 unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding student growth, overall growth and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Aspen Group, Inc.

March 9, 2016	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 9, 2016	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Amendment to the 2012 Equity Incentive Plan	8-K	11/27/15	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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