Form 10-K
period 2016-04-30
ASPEN GROUP, INC.
filed 2016-07-27
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

ASPEN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-55107	27-1933597
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1660 South Albion Road, Suite 525, Denver, CO 80222

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated file ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18.3 million ($0.15 price).

The number of shares outstanding of the registrant’s classes of common stock, as of July 26, 2016 was 137,958,145 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended April 30, 2016.

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

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor’s degree students (except RN to BSN) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor’s degree students (RN to BSN) $250/month for 39 months ($9,750), master’s degree students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

Since the March 2014 debtless education announcement, 56% of courses are now paid for through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan described above in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course). As of June 30, 2016, Aspen has 2,074 students paying tuition through either of the monthly payment methods. Of those, 1,647 of those students are paying tuition through a monthly payment plan representing total contractual value of $14.9 million, which today equates to approximately $435,000 of monthly recurring tuition revenue.

Aspen offers certificate programs and associate, bachelor’s, master’s and doctoral degree programs in a broad range of areas, including nursing, business, education, technology, and professional studies. In terms of enrollment growth during fiscal year 2016, Aspen’s degree-seeking student body grew by 1,509 students, from 3,309 to 4,818 students. Aspen exceeded 5,000 degree-seeking students in June, 2016.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our degree-seeking students (54% as of April 30, 2016) were enrolled in Aspen’s School of Nursing. Aspen’s School of Nursing grew during fiscal year 2016 by 1,248 students, from 1,374 to 2,622 students, which represents 83% of Aspen’s student body growth.

On November 10, 2014, Aspen University announced that the Commission on Collegiate Nursing Education (“CCNE”) had awarded accreditation to its Bachelor of Science in Nursing program (RN to BSN) through December 31, 2019. CCNE is officially recognized by the U.S. Department of Education (“DOE”) and is a nongovernmental accrediting agency, which provides specialized accreditation for nursing programs by ensuring the quality and integrity of nursing education in preparing effective nurses. This CCNE-accredited undergraduate RN to BSN degree program is expected to continue to grow rapidly given Aspen’s debtless education approach, which allows nurses to pay the $9,750 tuition for the 10-course RN to BSN completion program at $250 per month for 39 months.

Since 2008, Aspen’s Master of Science in Nursing Program has held CCNE accreditation. The Master of Science in Nursing program most recently underwent accreditation review by CCNE in March 2011. At that time, the program’s accreditation was reaffirmed, with a new accreditation term to expire December 30, 2021. We currently offer a variety of nursing degrees including: Master of Science in Nursing, Master of Science in Nursing - Nursing Education, Master of Science in Nursing – Nursing Administration and Management, Master of Science in Nursing – Forensic Nursing, Master of Science in Nursing –Public Health, Master of Science in Nursing – Informatics, and Bachelor of Science in Nursing.

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by approximately 1,680 Nursing students – net of student graduations and withdrawals (or ~140/month). Aspen’s BSN program accounts for 70% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,180 students – net (or ~98/month).

Aspen University expects its total degree-seeking student body to continue its rapid growth and reach approximately 6,800 students by the end of the fiscal year, April 30, 2017. Therefore, the university is on pace to increase its student body by ~2,000 students on an annualized basis in fiscal year 2017 versus the previous pace of ~1,500 students a year ago.

In addition to the specialized CCNE programmatic accreditation, since 1993 Aspen University has been accredited by the Distance Education Accrediting Commission (“DEAC”), a national institutional accrediting agency recognized by the U.S. Department of Education (“DOE”). Accreditation by an accrediting commission recognized by the DOE is required for an institution to become and remain eligible to participate in the federal programs of student financial assistance administered pursuant to Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”). On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years through January 2019.  Aspen University’s accreditation is further discussed in the Accreditation Section of this Form 10-K.

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

Aspen also is a participant in the Title IV Programs. At the federal level, the Higher Education Act of 1965, as amended (the “HEA”) and the regulations promulgated under the HEA by the DOE set forth numerous, complex standards that institutions must satisfy in order to participate in the Title IV Programs.

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

Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support. We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools. Sixty-one percent of our adjunct faculty members hold a doctorate degree. One-on-one contact with our highly experienced faculty brings knowledge and great perspective to the learning experience. Faculty members are available by telephone and email to answer questions, discuss assignments and provide help and encouragement to our students.

Highly Scalable and Profitable Business Model - We believe our online education model, our relatively low student acquisition costs, and our variable faculty cost model will enable us to expand our operating margins. As we increase student enrollments we are able to scale on a variable basis the number of adjunct faculty members after we reach certain enrollment metrics (not before). A single adjunct faculty member can work with as little as two students or as many as 30 at any given time.

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

Industry Overview

The U.S. market for postsecondary education is a large, growing market. According to the most recent publication by the National Center for Education Statistics, (“NCES”), the number of postsecondary learners enrolled as of 2012-13 in U.S. institutions that participate in Title IV Programs was approximately 27.8 million (including both undergraduate and graduate students).  This number is up from 21 million in the Fall of 2010, and from 18.2 million in the Fall of 2007. We believe the growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers.

According to the Integrated Postsecondary Education Data System (“IPEDS”) data managed by the DOE, the number of students that took at least one online course in the most recent studies was about 5.5 million -- roughly one-quarter of the total enrollment. Among those 5.5 million students, about 2.6 million were enrolled in fully online programs -- the rest took some traditional courses, some online. Additionally, the share of graduate students enrolled in fully online programs was twice as high as the share of undergraduates -- 22 to 11 percent.

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities. Our online university competitors that are publicly traded include: Apollo Group, Inc. (Nasdaq: APOL), American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), Capella Education Company (Nasdaq: CPLA), and Bridgepoint Education, Inc. (NYSE: BPI). American Public Education, Inc. and Capella Education Company are wholly online while the others are not. Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degreed enrollments of 155,600 in May 2016 (based upon APOL’s Form 10-Q filed on July 8, 2016 for the period ending May 31, 2016). As of April 30, 2016, and July 24, 2016, Aspen had 4,818 and 5,285 degree-seeking students enrolled, respectively. These competitors have substantially more financial and other resources.

The primary mission of most traditional accredited four-year universities is to serve full-time students and conduct research. Most online universities serve working adults. Aspen acknowledges the differences in the educational needs between working and full-time students at “brick and mortar” schools and provides programs and services that allow our students to earn their degrees without major disruption to their personal and professional lives.

We also compete with public and private degree-granting regionally and nationally accredited universities. An increasing number of universities enroll working students in addition to the traditional 18 to 24 year-old students, and we expect that these universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. We believe that the primary factors on which we compete are the following:

•

active and relevant curriculum development that considers the needs of employers;

•

the ability to provide flexible and convenient access to programs and classes;

•

high-quality courses and services;

•

comprehensive student support services;

•

breadth of programs offered;

•

the time necessary to earn a degree;

•

qualified and experienced faculty;

•

reputation of the institution and its programs;

•

the variety of geographic locations of campuses;

•

regulatory approvals;

•

cost of the program;

•

name recognition; and

•

convenience.

Curricula

Certificates

Certificate in Project Management

Certificate in eLearning Pedagogy

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

Major Crime Scene Investigation Procedure

Bachelor of Science in Early Childhood Education

Bachelor of Science in Early Childhood Education, (Completion Program)

Bachelor of Science in Medical Management

Bachelor of Science in Nursing (Completion Program)

Master’s Degrees

Master of Arts Psychology and Addiction Counseling

Master of Science in Criminal Justice

Master of Science in Criminal Justice with specializations in Forensic Sciences, Law Enforcement Management, and

Terrorism and Homeland Security

Master of Science in Information Management

Master of Science in Information Systems with specializations in Enterprise Application Development and

Web Development

Master of Science in Information Technology

Master of Science in Information Technology and Innovation

Master of Science in Nursing with a specialization in Administration and Management

Master of Science in Nursing (RN to MSN Bridge Program) with a specialization in Administration and Management

Master of Science in Nursing with a specialization in Nursing Education

Master of Science in Nursing (RN to MSN Bridge Program) with a specialization in Nursing Education

Master of Science in Nursing (RN to MSN Bridge Program) with a specialization in Forensic Nursing

Master of Science in Nursing with a specialization in Forensic Nursing

Master of Science in Nursing with a specialization in Public Health

Master of Science in Nursing (RN to MSN Bridge Program) with a specialization in Public Health

Master of Science in Nursing with a specialization in Informatics

Master of Science in Nursing (RN to MSN Bridge Program) with a specialization in Informatics

Master in Business Administration

Master in Business Administration with specializations in Entrepreneurship, Finance, Information Management, Pharmaceutical Marketing and Management, and Project Management

Master in Education with specializations in Curriculum Development and Outcomes Assessment, Education Technology, Transformational Leadership, and eLearning Pedagogy

Doctorate Degrees

Doctorate of Science in Computer Science

Doctorate in Education Leadership and Learning with specializations in K-12, Higher Education, Organizational Leadership, Organizational Psychology, and Health Care Administration

Independent online classes (10-weeks in duration) start on alternating Tuesday’s every month. Aspen plans to shift all students to 8-week course lengths by the fall of 2016.

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

Employees

As of July 12, 2016, we had 70 full-time employees, and 101 adjunct professors, of which 61% are doctorally prepared. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

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

Aspen University was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware in 1999. In May 2011, Aspen merged with Education Growth Corporation, or EGC. Aspen survived the EGC merger. EGC was a start-up company controlled by Mr. Michael Mathews. Mr. Mathews became Aspen’s Chief Executive Officer upon closing the EGC merger. On March 13, 2012, Aspen Group acquired Aspen in the Reverse Merger.

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and Title IV Programs participation. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Our Chief Academic Officer has two unique roles: overseeing our accreditation and regulatory compliance and seeking to improve our academic performance. Accreditation and regulatory compliance is also expensive. Beyond the internal costs, we began using education regulatory counsel in the summer of 2011, as our current Chief Executive Officer focused his attention on compliance. Aspen participates in the federal student financial aid programs authorized under Title IV. For the fiscal year ended April 30, 2016, approximately 28% of our cash-basis revenues for eligible tuition and fees were derived from the Title IV Programs. In connection with a student’s receipt of Title IV Program funds, we are subject to extensive regulation by the DOE, state education agencies and the DEAC. In particular, the Title IV Programs, and the regulations issued thereunder by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy. To participate in Title IV Programs, a school must, among other things, be:

•

authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado);

•

accredited by an accrediting agency recognized by the Secretary of the DOE; and

•

certified as an eligible institution by the DOE.

State Authorization

Based on regulations issued by the DOE in 2011, Title IV Program institutions, like ours, that offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer postsecondary education to students in that state. The institution must be able to document state approval for distance education if requested by the DOE. This regulation was considered a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. On July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this regulation is currently invalid.

However, on July 25, 2016, the DOE released a Notice of Proposed Rulemaking (“NPRM”) on new state authorization for distance education regulations. Similar to the 2011 Rules, the proposed regulations require institutions participating in the Title IV Programs, as a condition of Title IV eligibility, to meet all state requirements for legally offering distance education in any state in which they are offering distance education courses. If an institution does not hold authorization in a state that requires it to do so, students in that state would not be eligible to receive Title IV Program funds for enrollment in distance education programs offered by the institution in the state. The NPRM would also make Title IV eligibility and funding contingent upon an institution being able to demonstrate that it is subject to an adequate state student complaint procedure. To date, the DOE has not indicated which state complaint procedures, if any, it considers to be inadequate. In addition, the NPRM requires institutions to make a significant number of consumer disclosures regarding their distance education programs including disclosures regarding licensure and certification requirements, state authorization, student complaints, adverse actions by state and accreditation agencies, and refund policies.

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

Additionally, Aspen is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015. On April 25, 2016 the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020.

Accreditation

Aspen is accredited by the DEAC, an accrediting agency recognized by the DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation by the DEAC is important to the University for several reasons. Other institutions depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in the Title IV Programs. From time to time, DEAC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DEAC’s requirements, our accreditation status and, therefore, our eligibility to participate in Title IV Programs could be at risk.  On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

In addition to institutional accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. In our case, Aspen’s Master of Science in Nursing and Bachelor of Science in Nursing programs hold specialized accreditation from the Commission on Collegiate Nursing Education (“CCNE”).  CCNE is officially recognized by DOE and provides specialized accreditation for nursing programs.  In our case, accreditation of specific nursing programs by CCNE signifies that those programs have met the additional standards of that agency. If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.

State Education Licensure and Regulation

As an institution of higher education that grants degrees and certificates, we are required to be authorized by applicable state education authorities which exercise regulatory oversight of our institution. In addition, in order to participate in the Title IV Programs, we must be authorized by the applicable state education agencies.

We are an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council (NCSARA) and administered by four regional education compacts. There is a yearly renewal for participating in NC-SARA and CO-SARA and institutions must agree to meet certain requirements to participate. Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in 49 states. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by DOE. While we do not believe that any of the states in which we are currently licensed or authorized, other than Colorado, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Colorado Department of Higher Education.  Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the DOE, and many require the posting of surety bonds. In non-SARA states, regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. Laws, regulations, or interpretations related to online education could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

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

Aspen’s mission is to offer students the opportunity to fund their education without relying on student loans. In March 2014, Aspen launched a $325 monthly payment plan for master students, a $250 monthly payment plan for bachelor students, and subsequently a $375 monthly payment plan for doctoral students. Since the debtless education announcement, 56% of courses are now paid through monthly payment methods (based on courses started over the last 90 days).

When our students borrow from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. For the fiscal year ended April 30, 2016, approximately 28% of our cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen students self-finance all or a portion of their education. Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

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

•

comply with all applicable Title IV Program regulations;

•

have capable and sufficient personnel to administer the federal student financial aid programs;

•

have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•

have cohort default rates above specified levels;

•

have various procedures in place for safeguarding federal funds;

•

not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•

provide financial aid counseling to its students;

•

refer to the DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•

report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office or who otherwise has responsibilities with respect to education loans;

•

develop and apply an adequate system to identify and resolve conflicting information with respect to a student’s application for Title IV aid;

•

submit in a timely manner all reports and financial statements required by the regulations; and

•

not otherwise appear to lack administrative capability.

Among other things, DOE regulations require that an institution must evaluate satisfactory academic progress (1) at the end of each payment period if the length of the educational program is one academic year or less or (2) for all other educational programs, at the end of each payment period or at least annually to correspond to the end of a payment period. Second, the DOE regulations add an administrative capability standard related to the existing requirement that students must have a high school diploma or its recognized equivalent in order to be eligible for Title IV Program aid. Under the administrative capability standard, institutions must develop and follow procedures for evaluating the validity of a student’s high school diploma if the institution or the Secretary of Education has reason to believe that the student’s diploma is not valid.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

•

require the repayment of Title IV funds;

•

transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•

place the institution on provisional certification status; or

•

commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV Program funding.

Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado. Under the Higher Education Opportunity Act, or HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. On July 25, 2016, the DOE released a new state authorization NPRM. The proposed rules make proof of state authorization for online programs a condition of institutional eligibility. Institutions must comply with all state authorization requirements of the states in which they offer distance education requirements, ensure they are subject to adequate state student complaint procedures, and comply with new consumer disclosure requirements in order to maintain Title IV eligibility.  In order for DOE regulations to go into effect as of July 1 (the beginning of the Title IV Program award year), the final rule has to be issued no later than November 1 of the prior year.  Therefore, the final state authorization rules will likely go into effect on July 1, 2017 or July 1, 2018 depending on when the DOE is able to release the final rules.

Financial Responsibility. The Higher Education Act and DOE regulations establish extensive standards of financial responsibility that institutions such as Aspen must satisfy to participate in the Title IV Programs. These standards generally require that an institution provide the resources necessary to comply with Title IV Program requirements and meet all of its financial obligations, including required refunds and any repayments to the DOE for liabilities incurred in programs administered by the DOE.

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

For fiscal year 2014 (ending April 30, 2014), Aspen did not meet the financial responsibility standards due to a failure to meet the minimum composite score of 1.5. Consequently, in order for Aspen to continue to participate in the Title IV Programs, we were required to choose one of two alternatives. The first alternative was to qualify as a financially responsible institution by submitting an irrevocable letter of credit in favor of the DOE in the amount of $2,244,971, which represented 50% of the Title IV Program funds received by the institution during the most recently completed fiscal year. The second alternative was to post a letter of credit in the amount of $1,122,485 and be provisionally certified for a period of up to three complete award years. That amount represented 25% of the Title IV Program funds received by the institution during the most recently completed fiscal year. Aspen selected the second alternative and posted the required letter of credit in the amount of $1,122,485 on April 29, 2015. In November of 2015, the DOE informed Aspen that it no longer needed to maintain a letter of credit based on the institution’s fiscal year 2015 results and released the letter of credit. As a part of the April 29, 2015 decision, Aspen is currently subject to Heightened Cash Monitoring 1 (HCM1) status, which requires the institution to first make disbursements of Title IV Program funds to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  In addition, Aspen continues to be provisionally certified. A provisionally certified institution, such as Aspen, must apply for and receive DOE approval of substantial changes and must comply with any additional conditions included in its program participation agreement, which is Aspen’s agreement with the DOE. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, the DOE may seek to revoke the institution's certification to participate in Title IV Programs with fewer due process protections for the institution than if it were fully certified.

Although Aspen believes it will meet the minimum composite score necessary to meet the Financial Ratio standard for fiscal year 2016, the DOE may determine that Aspen’s calculation is incorrect, and/or it may determine that Aspen continues to not meet other financial responsibility standards. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:

•

posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by us during our most recently completed fiscal year;

•

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

•

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

Third-Party Servicers. DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV Program requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV Program provision. An institution must report to the DOE new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with a third-party servicer which performs certain activities related to our participation in Title IV Programs. If our third-party servicer does not comply with applicable statutes and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV Programs.

Title IV Return of Funds. Under the DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance with the Title IV Program requirements.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Aspen. An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE. For Aspen’s most recent fiscal year ending April 30, 2016, approximately 28% of our revenue was derived from Title IV Programs.

Student Loan Defaults. Under the Higher Education Act, an education institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following two federal fiscal years. For such institutions, the DOE calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any Direct Loan Program loans during that year.

If the DOE notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, the institution’s participation in the Direct Loan Program and the Federal Pell Grant Program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in Title IV ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Since Aspen has only recently begun to participate in Title IV Programs and our certification limits the number of Aspen students who may receive Title IV Program funds, we have limited reporting data on our cohort default rates for the three most recent federal fiscal years for which cohort default rates have been officially calculated, namely 2010, 2011 and 2012. As a result of Aspen’s recent participation in Title IV Programs, the DOE only has calculated Aspen University’s official cohort default for fiscal year 2012. This rate is 12.5%.

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

The GAO released a report finding that the DOE has inadequately enforced the current ban on incentive payments. In response, the DOE has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the GAO findings and the DOE incentive payment rule.

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

Credit Hours. The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV Program aid an institution may disburse during a payment period. Recently, both Congress and the DOE have increased their focus on institutions’ policies for awarding credit hours. DOE regulations define the term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the DOE determines that an institution is out of compliance with the credit hour definition, the DOE could require the institution to repay the incorrectly awarded amounts of Title IV Program aid. In addition, if the DOE determines that an institution has significantly overstated the amount of credit hours assigned to a program, the DOE may fine the institution, or limit, suspend, or terminate its participation in the Title IV Programs.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV Programs, the Higher Education Act and DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE. These auditing standards differ from those followed in the audit of our financial statements contained herein. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations. Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV Programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with DOE regulations, the DOE planned to strengthen its oversight of Title IV Programs through, among other approaches, increasing the number of program reviews.

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

Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Colorado Commission on Higher Education, and other state educational regulatory agencies that license or authorize us and our programs, may require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure or authorization.

In addition, we were advised by the DOE that because we were provisionally certified due to being a new Title IV Program participant, we could not add new degree or non-degree programs for Title IV Program purposes, except under limited circumstances and only if the DOE approved such new program, until the DOE reviewed a compliance audit that covered one complete fiscal year of Title IV Program participation. That fiscal year ended on December 31, 2010, and we timely submitted our compliance audit and financial statements to the DOE. In addition, in June 2011, Aspen timely applied for recertification to participate in Title IV Programs. The DOE extended Aspen's provisional certification until September 30, 2013. Aspen re-applied as of June 30, 2013 to continue its participation in the Title IV HEA programs.  On February 9, 2015, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV Program funds and remain provisionally certified or post a 50% letter of credit and become fully certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $1,122,485. In November of 2015, the DOE informed Aspen that it no longer needed to post a letter of credit and released the posted letter of credit. In the future, the DOE may impose additional or different terms and conditions in any program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV Program aid.

DOE regulations regarding Gainful Employment programs also require all institutions to notify the Department of Education when establishing new programs by updating the program list on the institution’s Eligibility and Certification Approval Report. The institution must also provide certifications to the Department of Education signed by a senior administrative official attesting that the new program meets certain accreditation and state licensure requirements.

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

Gainful Employment. Under the Higher Education Act, only proprietary school programs that lead to gainful employment in a recognized occupation are eligible to participate in Title IV Program funding. The DOE’ s Gainful Employment (“GE”) regulations define the requirements that programs at proprietary institutions must meet in order to be considered a GE program that is eligible for Title IV Program funding. After an earlier version of the GE Rules was vacated by a federal court in July 2012, the DOE initiated a new negotiated rulemaking process in 2013. The negotiators failed to reach consensus in establishing new GE Rules, and the DOE published a new proposed GE rule in March 2014 for public comment. The final GE regulations were published on October 31, 2014 and went into effect on July 1, 2015.  Under the regulations, all GE programs must meet certain metrics regarding their debt-to-earnings (“D/E”) ratios to maintain Title IV Program eligibility. Specifically, the 2014 regulations include two debt-to-earnings metrics.

•

Debt-to-annual earnings (“aDTE”) metric which compares the annual loan payment required on the median student loan debt incurred by students receiving Title IV program funds who completed that particular program to the higher of the mean or median of those graduates’ annual earnings approximately two to four years after they graduate; and

•

Debt-to-discretionary income (“dDTI”) metric which compares the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program to the higher of the mean or median of those graduates’ discretionary income approximately two to four years after they graduate.

A program must achieve an aDTE rate at or below 8%, or a dDTI rate at or below 20%, to pass the D/E metrics.  A program that does not have a passing rate under either the aDTE or dDTI rates, but has an aDTE rate greater than 8% but less than or equal to 12%, or a dDTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.” A program with an aDTE rate greater than 12% and a dDTI rate greater than 30%, is failing the D/E metrics. A program loses Title IV eligibility for three years, if its aDTE rate and dDTI rate are failing in two out of any three consecutive award years or both of those rates are either failing or in the zone for four consecutive award years for which the ED calculates D/E Rates. When a program loses Title IV eligibility, institutions are also restricted from establishing “substantially similar” programs for three years. Programs are “substantially similar” based on having a classification of instructional program (“CIP”) code that has the same first four credits.

If the DOE notifies an institution that a program could become ineligible based on its final D/E rates for the next award year:

•

the institution must provide a warning with respect to the program to students and prospective students indicating that students may not be able to use Title IV funds to attend or continue in the program; and

•

the institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

The DOE estimates that the first set of D/E rates will be published in January 2017. At that time, any programs with a failing D/E rate must publish student warnings.

The GE Regulations also include certain disclosure, reporting and certification requirements. The GE Rule’s disclosure provisions require institution to provide disclosures to students on their websites about each of their GE programs. Each GE program’s disclosure must include information regarding the occupations that the program prepares students to enter, total program cost, on-time completion rate, job placement rate (if the institution is required to calculate the rate by their state or accreditation agency), and median loan debt of students who complete the program. The disclosures are updated annually, and the DOE will introduce additional disclosure requirements in 2017.

Further, institutions are required to annually report student and program level data to the DOE for each Title IV student enrolled in a GE program. The first deadlines to report GE data were in July and October 2015. We reported all required student data by these submission deadlines.

By December 31, 2015, institutions were required to certify that eligible GE programs are programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. We submitted these certifications in a timely manner. As discussed previously, the DOE requires institutions to update make these certifications regarding any new programs they wish to add as well.

The new GE requirements will likely substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could affect student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting education institutions, it could adversely affect demand for our programs.

Although the rules regarding GE metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk because the D/E rates are impacted by numerous factors outside of our control.  Changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, etc. are all factors that could impact our D/E rates. In addition, even though we may be able to improve our D/E rates before losing Title IV eligibility for a GE program, the warning requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our education institution. The exposure to these external factors may reduce our ability to offer or continue certain types of programs for which there is market demand, thus affecting our ability to maintain or grow our business.

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

Borrower Defense to Repayment. The DOE’s current regulations provide borrowers of loans under the William D. Ford Federal Direct Loan (“FDL”) program a defense against an attempt to collect such loans based on any act or omission of the institution that would give rise to a cause of action under the applicable state law. In the event the borrower’s defense against repayment is successful, the DOE has the authority to discharge all or part of the student’s obligation to repay the loan, and may require the institution to repay the amount of the loan to which the defense applies. In October 2015 the DOE announced its intent to appoint a negotiated rulemaking committee to address borrower defense to repayment and related issues.  The negotiated rulemaking committee did not reach consensus on proposed regulations, resulting in DOE having the authority to draft proposed regulations in its sole discretion.  The DOE published proposed regulations in the Federal Register on June 16, 2016, and stated that it would accept comments from the public on the proposed regulations through August 1, 2016.  In accordance with the rulemaking calendar specified in the HEA, DOE would have to publish any final regulation by November 1, 2016, in order for such regulation to become effective July 1, 2017, the earliest date that new regulations could take effect.

The proposed regulations open new avenues for student borrowers to assert a defense to repaying their loans, allow DOE to seek reimbursement for such claims from the affected institutions, and expand DOE’s financial responsibility rules to require many more schools to post letters of credit with the DOE.  The proposed regulations include, among other things: (1) Bases for borrowers to file claims including a favorable decision for the student in a state or federal court involving the loan, a breach of contract by the institution, or a substantial misrepresentation by the institution about the nature of its educational program, the nature of its financial charges or the employability of its graduates, (2) the establishment by the DOE of a fact-finding process to resolve claims, (3) Provisions giving DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven, (4) Amendments to DOE’s financial responsibility to regulations that describe at least 10 new “early warning” triggers that would allow DOE to require an institution to post a letter of credit with the DOE to demonstrate its financial stability, (5) New repayment rate calculations and warnings to students if the institution does not meet prescribed repayment rate metrics, and (6) provisions forbidding mandatory arbitration clauses and class action waivers.

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

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must also demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a change in ownership and control application may vary substantially. As a result of the change of ownership, Aspen delivered a $264,665 letter of credit to the DOE in accordance with the standards identified above. Thereafter, as described above, this letter of credit was increased to $1,122,485. In November of 2015, the DOE informed Aspen that it no longer needed to post a letter of credit and released the existing letter of credit.

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

Possible Acquisitions. In addition to the planned expansion through Aspen’s new marketing program, we may expand through acquisition of related or synergistic businesses. Our internal growth is subject to monitoring and ultimately approval by the DEAC. If the DEAC finds that the growth may adversely affect our academic quality, the DEAC can request us to slow the growth and potentially withdraw accreditation and require us to re-apply for accreditation. The DOE may also impose growth restrictions on an institution, including in connection with a change in ownership and control. While acquisitions of online universities would be subject to approval by the DEAC, approval of businesses which supply services to online universities or which provide educational services and/or products may not be subject to regulatory approval or extensive regulation. An acquisition of an online university that is regionally accredited could shorten the average expected timeframe for Aspen University’s degree programs to be granted regional accreditation. Having degree programs that are regionally accredited could allow Aspen to be eligible to offer degree programs that lead toward licensure, as well as provide a brand ‘halo effect’ that degree programs of regionally accredited institutions enjoy.

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

We incurred net losses of approximately $2.25 million and $4.27 million for the years ended April 30, 2016 and 2015, respectively. In April 2016 and April 2015, we raised $752,500 and $2.3 million, respectively, from current warrant holders who agreed to exercise their warrants at a reduced exercise price of $0.155 per share. We believe that our current unrestricted cash balance will provide us with sufficient working capital to implement our long term business plan. However, we are planning to add up to 8 sales and marketing associates beginning in August 2016. In order to meet this goal and to provide sufficient working capital in reserve we are currently seeking to increase our $250,000 credit line to $1 million or more. In the event that we are not successful at generating positive cash flows, we will be required to raise capital or we will be required to reduce our operating expenses which will limit our ability to grow our business. Moreover, we operate in a regulated environment and are required to meet fiscal responsibility requirements set by the DOE and DEAC. If we fail to meet these requirements, we may be unable to offer federal loans to students and may be precluded from continuing in business.

If we cannot manage our growth, our results of operations may suffer and could adversely affect our ability to comply with federal regulations.

The growth that we have experienced after our new management began in May 2011, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years. Assuming we continue to grow as planned, it may impact our ability to manage our business. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

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

•

Grow our nursing programs;

•

Create greater awareness of our school and our programs;

•

Identify the most effective and efficient level of spending in each market and specific media vehicle;

•

Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and

•

Effectively manage marketing costs (including creative and media); and increase our line of credit to support such growth.

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Although our management has successfully implemented a debtless education business model, it may not be successful long-term.

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

•

Our ability to compete with existing online colleges which have substantially greater financial resources, deeper management and academic resources, and enhanced public reputations;

•

the emergence of more successful competitors;

•

factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•

limits on our ability to attract and retain effective employees because of the new incentive payment rule;

•

performance problems with our online systems;

•

our failure to maintain accreditation;

•

student dissatisfaction with our services and programs;

•

adverse publicity regarding us, our competitors or online or for-profit education generally;

•

a decline in the acceptance of online education;

•

a decrease in the perceived or actual economic benefits that students derive from our programs;

•

potential students may not be able to afford the monthly payments; and

•

potential students may not react favorably to our marketing and advertising campaigns, including our monthly payment plan.

If our debtless education business model does not continue to be favorably received, our revenues may not increase.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen’s recent focus has been the continued growth of enrollment in its School of Nursing.  As of April 30, 2016, approximately 54% of our degree-seeking were enrolled in Aspen’s School of Nursing.  If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelors or an advanced degree, our enrollment and results of operations will be adversely affected.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Since early 2011, we have spent approximately $2.57 million to update our computer network primarily to permit accelerated student enrollment and enhance our students’ learning experience. We expect to spend $500,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

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

•

the emergence of more successful competitors;

•

factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•

performance problems with our online systems;

•

failure to maintain accreditation;

•

learner dissatisfaction with our services and programs, including with our customer service and responsiveness;

•

adverse publicity regarding us, our competitors, or online or for-profit education in general;

•

price reductions by competitors that we are unwilling or unable to match;

•

a decline in the acceptance of online education or our degree offerings by learners or current and prospective employers;

•

increased regulation of online education, including in states in which we do not have a physical presence;

•

a decrease in the perceived or actual economic benefits that learners derive from our programs;

•

litigation or regulatory investigations that may damage our reputation; and

•

difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve.

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

The CAN-SPAM Act’s main provisions include:

•

Prohibiting false or misleading email header information;

•

Prohibiting the use of deceptive subject lines;

•

Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender;

•

Requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

•

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

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer, Mr. Gerard Wendolowski, our Chief Operating Officer, and Dr. Cheri St. Arnauld, our Chief Academic Officer, who are critical to the management of our business and operations and the development of our strategic direction and would also be difficult to replace. We have a $3 million key man life insurance policy on Mr. Mathews. The loss of the services of Mr. Mathews and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we are unable to attract and retain our faculty, administrators, management and skilled personnel, we may not be able to support our growth strategy.

To execute our growth strategy, we must attract and retain highly qualified faculty, administrators, management and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. If we fail to attract new skilled personnel or faculty or fail to retain and motivate our existing faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed. Further, we are moving to a new hybrid model focused on using full-time faculty members in addition to adjunct or part-time faculty.  These efforts may not be successful resulting in the loss of faculty and difficulties in recruiting.

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

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.

We are subject to extensive regulation by (1) the federal government through the DOE under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DEAC, a “national accrediting agency” recognized by the DOE. The U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

Under prior DOE regulations that have now been vacated, if an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, the institution must have met any state requirements for it to be legally offering postsecondary distance education in that state. The state authorization NPRM, which was issued on July 25, 2016, similarly conditions eligibility for federal Title IV aid on maintaining all required state authorizations in states where we enroll Title IV students. If the final state authorization regulations, which could become effective as early as July 1, 2017, maintains these same requirements, and if we fail to obtain required state authorization to provide postsecondary distance education in a specific state before that time, we could lose our ability to award Title IV aid to students within that state or be required to refund Title IV funds related to jurisdictions in which we failed to have state authorization.

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

This prior DOE regulation was recognized as a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment.  On July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that required online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this regulation is currently invalid.  On April 16, 2013, the DOE announced its intention to revisit the state authorization requirements for postsecondary distance education in a new negotiated rulemaking process which began in the fall of 2013.  However, the rulemaking process failed to reach consensus on the rule in May 2014.  Subsequently, in June 2014, the DOE announced it would “pause” on issuing a new state authorization for distance education regulation.  On July 25, 2016, the DOE released a Notice of Proposed Rulemaking (“NPRM”) on the new state authorization for distance education regulations. Similar to the 2011 Rules, the new regulations require institutions participating in the Title IV Programs, as a condition of Title IV eligibility, to meet all state requirements for legally offering distance education in any state in which they are offering distance education courses. If an institution does not hold authorization in a state that requires it to do so, students in that state would not be eligible to receive Title IV funding to enroll in distance education programs offered by the institution in the state. The NPRM would also make Title IV eligibility and funding contingent upon an institution being able to demonstrate that it is subject to an adequate state student complaint procedure. To date, the DOE has not indicated which state complaint procedures, if any, it considers to be inadequate. In addition, the proposed regulation requires institutions make a significant number of consumer disclosures regarding their distance education programs including disclosures regarding licensure and certification requirements, state authorization, student complaints, adverse actions by state and accreditation agencies, and refund policies.

When the final state authorization rule becomes effective, which could be as early as July 1, 2017, and if the state authorization requirements from the NPRM are maintained, we could lose our ability to award Title IV Program aid to students within a state if we do not have the required state authorization to provide postsecondary distance education in that specific state. In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state. Additionally, the various disclosure requirements of the proposed state authorization rule could subject us to financial penalties from the DOE and heightens the risk of potential federal and private misrepresentation claims.

If DOE determines that borrowers of federal student loans who attended our institution have a defense to repayment of their federal student loans based on a state law claim against our institution, our institution’s repayment liability to DOE could have a material adverse effect on our enrollments, revenues and results of operations.

DOE’s current regulations provide borrowers of loans under the William D. Ford Federal Direct Loan (“FDL”) program a defense against an attempt to collect such loans based on any act or omission of the institution that would give rise to a cause of action under applicable state law. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan, and may require the institution to repay the amount of the loan to which the defense applies.

In June 2015, DOE issued a fact sheet announcing steps it would be taking to support efforts by borrowers to secure discharge of their FDL program loans under the borrower defense regulations.  Among those steps, DOE indicated that it would be appointing a Special Master to oversee borrower defense issues and to create a streamlined process for discharge applications, and that it would be revisiting the borrower defense regulations for the purpose of creating a better system for debt relief.

In October 2015, DOE announced its intent to appoint a negotiated rulemaking committee to address borrower defense to repayment and related issues.  The DOE-appointed negotiated rulemaking committee met for nine days beginning in January 2016 and ending in March 2016 and discussed a broad scope of topics.  The negotiated rulemaking committee did not reach consensus on proposed regulations, resulting in DOE having the authority to draft proposed regulations in its sole discretion.  The DOE published proposed regulations in the Federal Register on June 16, 2016, and stated that it would accept comments from the public on the proposed regulations through August 1, 2016.  In accordance with the rulemaking calendar specified in the HEA, DOE would have to publish any final regulation by November 1, 2016, in order for such regulation to become effective July 1, 2017, the earliest date that new regulations could take effect.

The proposed regulations open new avenues for student borrowers to assert a defense to repaying their loans, allow DOE to seek reimbursement for such claims from the affected institutions, and expand DOE’s financial responsibility rules to require many more schools to post letters of credit with the DOE.  The proposed regulations include, among other things:

•

Bases for borrowers to file claims:  The proposed regulations set out three grounds for a borrower defense to repayment claim, including a favorable decision for the student in a state or federal court case involving the loan; a breach of contract by the institution; or a substantial misrepresentation by the institution about the nature of its educational program, the nature of its financial charges, or the employability of its graduates.  Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to DOE) must be made within six years.

•

Claim resolution process:  The proposed regulations call for DOE to set up a fact-finding process to resolve claims. The contemplated structure includes providing the institution with notice and an opportunity to submit evidence; however, the exact procedures, including the opportunity to contest particular factual assertions or present in-person testimony, are not defined. In addition, DOE has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim.  Borrowers who file successful claims may have their loans forgiven in whole or in part, with DOE reserving the right to calculate the amount of forgiveness in various ways.

•

Recovering funds:  For debts relieved for individual borrowers, the proposed regulations give DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven. The details concerning how such a proceeding would be conducted are not defined in the proposed regulations.  For group relief, there is no separate proceeding.  If DOE determines a group discharge is warranted, it will automatically assign liability to the institution.

•

“Early warning” letter of credit triggers:  DOE has proposed to amend its existing financial responsibility regulations to describe at least 10 new "early warning" triggers that would allow DOE to require an institution to post a letter of credit with DOE to demonstrate its financial stability and assure DOE of the institution’s ability to pay borrower claims if needed.  Each trigger would authorize DOE to require an LOC in the amount of at least 10% of the Title IV funding utilized by the institution for the most recently completed fiscal year.  The triggers are intended to be cumulative, and therefore could require an institution to post a very significant letter of credit, up to or even exceeding its Title IV funding level.  The proposed regulations would also put an institution on provisional certification immediately upon a trigger being met.  In addition, if the institution does not provide the required letter of credit within 30 days of DOE's request, DOE may offset the institution's future Title IV funds for up to nine months until DOE is able to capture the amount of the letter of credit.  The proposed triggering events include, among others:

a.

Lawsuits and other Actions – If the institution is subject to a liability based on a lawsuit or an audit, investigation or similar action by a state or federal oversight agency, including any debt or liability incurred or asserted at any time during the three most recently completed award years, with a claim or liability exceeding the lesser of 10% of the institution's current assets or $750,000.

b.

Successful Borrower Defense to Repayment Claims – If the institution is required to pay more than 10% of its current assets, or $750,000, whichever is less, to satisfy successful borrower defense claims.

c.

Accrediting Agency Actions – If the institution is required to submit a teach-out plan or is placed on probation or issued a show-cause in the three prior award years, regardless of the cause.

d.

90/10 Rule – Failure to meet the 90/10 Rule revenue ratio for a single year.

e.

Gainful Employment Rates – If more than 50% of the institution's Title IV-recipient students in GE programs are enrolled in GE programs with failing or zone rates (but prior to any loss of eligibility under the multi-year triggers in the GE Rule).

f.

Cohort Default Rates – Two consecutive years with CDRs of 30% or higher.

•

Required warnings to students of new repayment rate:  One section of the proposed regulations applies only to for-profit institutions, requiring such institutions to disclose a new form of loan repayment rate in a variety of public materials, to serve as a warning to current and potential students, when the rate is too low. This repayment rate would be calculated based on the payment performance of an institution's students approximately five years after its students graduate or withdraw from the school.

•

Forbidding mandatory arbitration clauses and class action waivers:  The proposed regulations would prohibit an institution from incorporating a class action waiver provision, or a mandatory arbitration clause, in any agreement with students.  If an institution's contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement or provide a specific notice to students, using language provided by DOE that explains that those provisions have been changed. This requirement applies to any existing agreements at the time the rule becomes effective, not just for those agreements entered into after July 1, 2017.

If DOE determines that borrowers of FDL program loans who attended Aspen have a defense to repayment of their FDL program loans based on our acts or omissions, the repayment liability to DOE could have a material adverse effect on our financial condition, results of operations and cash flows.   Cumulative letters of credit, at 10% of the amount of Title IV Program funds received by the institution during the most recently completed award year, could have a material adverse effect on our financial condition, results of operations and cash flows.  Additionally, if DOE determines that our loan repayment rates are too low, having to issue warnings to current and prospective students describing the low repayment rate could have a material adverse effect on our enrollments, revenues, financial condition, results of operations and cash flows.

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

We have only recently begun to participate in Title IV Programs. Compliance with the requirements of the Higher Education Act and Title IV Programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV Program funds, which would limit our potential for growth and materiality and adversely affect our enrollment, revenues and results of operations.

Because we are only provisionally certified by the DOE, we must reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that DOE will recertify us to participate in the Title IV Programs.

An institution generally must seek recertification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control. Beginning in 2009, and following our change of control in 2012, we have been provisionally certified. On February 9, 2015, the DOE notified Aspen that it had the choice of posting a letter of credit for 25% of all Title IV funds and remain provisionally certified or post a 50% letter of credit and become permanently certified.  We elected to post a 25% letter of credit and remain provisionally certified – increasing our letter of credit to $1,122,485. In November of 2015, the DOE informed Aspen that it no longer needed to post a letter of credit. It was subsequently released. In the future, the DOE may impose additional or different terms and conditions in any final program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV aid. The DOE could also decline to fully certify Aspen, otherwise limit its participation in the Title IV Programs, or continue provisional certification.

If the DOE does not ultimately approve our full certification to participate in Title IV Programs, our students would no longer be able to receive Title IV Program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs could impair our ability to attract and retain students and could negatively affect our financial results.

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

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. For example a large competitor, Corinthian Colleges, sold or shut down its schools due to substantial regulatory investigations and DOE actions. Other significant school groups have likewise been closed in light of significant DOE actions. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including us.

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

In the past few years, the student lending practices of postsecondary educational institutions, financial aid officers and student loan providers were subject to several investigations being conducted by state attorneys general, Congress and governmental agencies. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV Programs. Higher Education Opportunity Act, or HEOA, contains requirements pertinent to relationships between lenders and institutions. In particular, HEOA requires institutions to have a code of conduct, with certain specified provisions, pertinent to interactions with lenders of student loans, prohibits certain activities by lenders with respect to institutions, and establishes substantive and disclosure requirements for lists of recommended or suggested lenders of private student loans. In addition, HEOA imposes substantive and disclosure obligations on institutions that make available a list of recommended lenders for potential borrowers. State legislators have also passed or may be considering legislation related to relationships between lenders and institutions. Because of the evolving nature of these legislative efforts and various inquiries and developments, we can neither know nor predict with certainty their outcome, or the potential remedial actions that might result from these or other potential inquiries. Governmental action may impose increased administrative and regulatory costs and decrease profit margins.

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

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV Programs. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet the alternative standards described under “Regulation” beginning on page 6 herein. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV Programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV Programs, our students would lose access to Title IV Program funds for use in our institution, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

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

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based, directly or indirectly, on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. If we pay a bonus, commission, or other incentive payment in violation of applicable DOE rules, we could be subject to sanctions, which could have a material adverse effect on our business. Effective July 1, 2011, the DOE abolished 12 safe harbors that described permissible arrangements under the incentive payment regulation. Abolition of the safe harbors and other aspects of the current regulation may create uncertainty about what constitutes impermissible incentive payments. The modified incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.

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

DOE regulations provide that an institution’s participation in Title IV Programs ends when historical default rates reach a certain level in a single year or for a number of years. Because of our limited experience enrolling students who are participating in these programs, we have limited historical default rate information. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our default rate. If Aspen loses its eligibility to participate in Title IV Programs because of high student loan default rates, our students would no longer be eligible to use Title IV Program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

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

In 2014, the DOE issued a new gainful employment rule which went into effect on July 1, 2015. Under the gainful employment rule, programs with high debt-to-earnings ratios would lose Title IV Program eligibility for three years based on a variety of specific scenarios outlined by the DOE. We anticipate that under this new regulation, the continuing eligibility of our educational programs for Title IV Program funding may be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions.

If we fail to obtain required DOE approval for new programs that prepare students for gainful employment in a recognized occupation, it could materially and adversely affect our business.

Under the gainful employment regulation that went into effect on July 1, 2015, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the DOE.  Significantly, an institution is prohibited from updating its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.   Depending on our program offerings, compliance with the gainful employment rule could cause delay or an inability to offer certain new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

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

As of July 27, 2016, our executive officers and directors owned approximately 11.6% of our outstanding common stock. These shareholders, if they act together, may be able to control all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

•

Our failure to generate increasing material revenues;

•

Our failure to become profitable or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;

•

Our failure to raise working capital, if required;

•

Our public disclosure of the terms of any financing which we consummate in the future;

•

Disclosure of the results of our monthly payment plan;

•

Actual or anticipated variations in our quarterly results of operations;

•

Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

•

The loss of Title IV funding or other regulatory actions;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts;

•

The sale of large numbers of shares of common stock which we have registered;

•

Short selling activities; or

•

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 3,900 square feet of office space under a lease that expires in August 2017. This facility accommodates our academic operations. Our executive offices are in New York City where we lease approximately 2,000 square feet under a lease that expires in December 2017. We operate an enrollment center in Phoenix, Arizona where we lease approximately 2,600 square feet under a three-year term that expires in May 2021. We lease office space for our developers in Dieppe, NB, Canada under a one year agreement that commenced January 1, 2016. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2016, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. The Plaintiff was seeking payments purportedly due under her employment agreement, including severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. This litigation has been settled and dismissed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the OTCQB, under the symbol “ASPU.” The last reported sale price of Aspen’s common stock as reported by the OTCQB on July 26, 2016 was $0.14. As of that date, we had 229 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2016
	April 30	0.19	0.10
	January 31	0.20	0.10
	October 31	0.18	0.11
	July 31	0.24	0.09
Fiscal 2015
	April 30	0.27	0.17
	January 31	0.29	0.11
	October 31	0.39	0.12
	July 31	0.17	0.10

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

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

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education.  In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students the ability to earn a degree debt free.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our degree-seeking students (54% as of April 30, 2016) were enrolled in Aspen’s School of Nursing.

Student Population Overview

Aspen’s degree-seeking student body increased year-over-year by 46% during the fiscal year ended April 30, 2016, from 3,309 to 4,818 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 42% of our degree-seeking student body at April 30, 2015, to 54% of our degree-seeking student body at April 30, 2016. Aspen’s School of Nursing grew from 1,374 to 2,622 student’s year-over-year, which represented 83% of Aspen’s degree-seeking student body growth. At April 30, 2016, Aspen’s School of Nursing included 1,221 students in the RN to BSN program and 1,401 students in the MSN program or the RN to MSN Bridge program.

New Student Enrollment and Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in mid-November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly.  Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the degree seeking student body over the past seven quarters, including the recent quarter ending April 30, 2016.

	New Student Enrollments	Degree Seeking Student Body
Fiscal Quarter End October 31, 2014	265	2,811
Fiscal Quarter End January 31, 2015	315	3,011
Fiscal Quarter End April 30, 2015	444	3,309
Fiscal Quarter End July 31, 2015	410	3,609
Fiscal Quarter End October 31, 2015	557	4,015
Fiscal Quarter End January 31, 2016	550	4,412
Fiscal Quarter End April 30, 2016	572	4,818

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by approximately 1,680 Nursing students – net of student graduations and withdrawals (or ~140/month). Aspen’s BSN program accounts for 70% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,180 students – net (or ~98/month).

Aspen University expects its total degree-seeking student body to continue its rapid growth and reach approximately 6,800 students by the end of the fiscal year, April 30, 2017. Therefore, the university is on pace to increase its student body by ~2,000 students on an annualized basis in fiscal year 2017 versus the previous pace of ~1,500 students a year ago.

Revenue Growth Recap

Since launching the debtless education solution in March 2014, Aspen University has become one of the fastest growing universities in the United States with record revenue acceleration in fiscal year 2016.  Below is a chart reflecting the year-over-year percentage of revenue growth during Aspen’s previous five fiscal quarters:

Aspen University’s Revenue Acceleration in Fiscal Year 2016

Revenue Growth
(y/o/y growth %)
Fiscal Quarter Ended April 30, 2015 (Q4 FY’15)	34%
Fiscal Quarter Ended July 31, 2015 (Q1 FY’16)	46%
Fiscal Quarter Ended October 31, 2015 (Q2 FY’16)	58%
Fiscal Quarter Ended January 31, 2016 (Q3 FY’16)	68%
Fiscal Quarter Ended April 30, 2016 (Q4 FY’16)	72%

Monthly Payment Programs Overview

Since the March 2014 debtless education announcement, 56% of courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of June 30, 2016, Aspen had 1,647 students paying through a monthly payment plan, and 427 students paying through a monthly installment plan, for a total of 2,074 students paying tuition through a monthly payment method. Additionally, Aspen is currently on pace to add approximately 100 students/month net to its monthly payment programs through fiscal year 2017. The 1,647 students (as of June 30, 2016) paying tuition through a monthly payment plan represents total contractual value of $14.9 million. Monthly recurring tuition cash payments for monthly payment programs is approximately $435,000 per month, as compared to approximately $100,000 per month a year ago.

Finally, as a consequence of monthly payment programs becoming the payment method of choice among the majority of Aspen’s degree-seeking student body, our HEA, Title IV Program revenue dropped from 33% of total cash receipts in fiscal year 2015 to approximately 28% for fiscal year 2016.

Marketing Efficiency Analysis

Aspen has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Revenue per Enrollment (RPE)

Marketing Efficiency Ratio =

—————————————

Cost per Enrollment (CPE)

Cost per Enrollment (CPE)

The Cost per Enrollment measures the marketing investment spent in a given quarter, divided by the number of new student enrollments achieved in that given quarter, in order to obtain an average CPE for the quarter measured.

Revenue per Enrollment (RPE)

The Revenue per Enrollment takes each quarterly cohort of new degree-seeking student enrollments, and measures the amount of earned revenue including tuition and fees to determine the average RPE for the cohort measured. For the later periods of a cohort, in particular students four years or older, we have used reasonable projections based off of historical results to determine the amount of revenue we will earn in later periods of the cohort.

We created the reporting to track the CPE and RPE starting in 2012 and can accurately predict the CPE and RPE for each new student cohort. Our current CPE/RPE Marketing Efficiency Ratio is reflected in the below table.

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out*

Courses Completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % Earned	28%	44%	66%	81%	100%

Marketing Efficiency Ratio**	2.4x	3.7x	5.6x	6.8x	8.5x
*Projection **Based on current $830 CPE

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 8.5x, in other words an 8.5x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

Results of Operations

For the Year Ended April 30, 2016 Compared with the Year Ended April 30, 2015

Revenue

Revenue from operations for the year ended April 30, 2016 (“2016 Period”) increased to $8,453,669 from $5,225,761 for the year ended April 30, 2015 (“2015 Period”), an increase of $3,227,908 or 62%. Of particular note, revenues from Aspen’s Nursing degree program increased to $5,821,923 during the 2016 Period from $2,268,871 during the 2015 Period, an increase of $3,553,052 or 157%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Period rose to $1,730,110 from $1,110,518 for the 2015 Period, an increase of $619,592 or 56%. As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services to lag that of overall revenue growth as a result of the Company commencing in early-2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status. Depending upon how successful Aspen is in converting several faculty members to full-time status, we estimate annualized savings of over $500,000.

Marketing and Promotional

Marketing and promotional costs for the 2016 Period were $1,856,918 compared to $1,065,812 for the 2015 Period, an increase of $791,106 or 74%. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $180,000 per month beginning in August 2016.

Gross Profit rose to 51% of revenues or $4,316,408 for the 2016 Period from 49% of revenues or $2,560,478 for the 2015 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Period were $6,403,708 compared to $5,924,263 during the 2015 Period, an increase of $479,445 or 8%. This increase reflects higher salary costs related to expanding the call center staff as well as several supporting academic and operational positions. The Company expects G&A increases to continue to materially decline on a percentage basis relative to revenue. For example, G&A as a percentage of revenue declined from 113% of revenue in the 2015 Period to 76% of revenue in the 2016 period. G&A as a percentage of revenue is forecasted to decline to below 50% over the next 24 months.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Period rose to $598,303 from $528,496 for the 2015 Period, an increase of $69,807 or 13%.

Other Income (Expense)

Other income for the 2016 Period increased to $9,985 from $9,196 in the 2015 Period, an increase of $789 or 8.58%.  Interest expense decreased from $421,653 to $121,320, a decrease of $300,333 or 71%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2016 Period was ($2,246,705) as compared to ($4,268,288) for the 2015 Period, a decrease in the loss of $2,021,583 or approximately 47%. Contributing to this lower loss was the increase in revenues in the 2016 period growing at a higher rate than the increase of costs. The Company forecasts to achieve positive Net Income before the end of the 2017 fiscal year.

For the Quarter Ended April 30, 2016 Compared with the Quarter Ended April 30, 2015

Revenue

Revenue from operations for the quarter ended April 30, 2016 (“2016 Quarter”) increased to $2,670,616 from $1,555,516 for the quarter ended April 30, 2015 (“2015 Quarter”), an increase of $1,115,100 or 72%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Quarter rose to $453,985 from $293,837 for the 2015 Quarter, an increase of $160,148 or 55%. As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services to lag that of overall revenue growth as a result of the Company commencing in early-2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status. Depending upon how successful Aspen is in converting faculty to full-time status, we estimate annualized savings of over $500,000.

Marketing and Promotional

Marketing and promotional costs for the 2016 Quarter were $495,607 compared to $357,700 for the 2015 Quarter, an increase of $137,907 or 39%. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $180,000 per month beginning in August 2016.

Gross Profit rose to 59% of revenues or $1,578,785 for the 2016 Quarter from 50% of revenues or $775,576 for the 2015 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Quarter were $1,656,756 compared to $1,763,286 during the 2015 Quarter, a decrease of $106,530 or 6%. This decrease reflects lower stock compensation costs and legal expenses.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Quarter rose to $154,990 from $138,790 for the 2015 Quarter, an increase of $16,200 or 12%.

Other Expense, net

Other expense, net for the 2016 Quarter decreased to $17,894 from $30,460 in the 2015 Quarter, a decrease of $12,566 or 41%, primarily from the extinguishment of the debentures payable.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2016 Quarter was ($108,616) as compared to ($1,028,344) for the 2015 Quarter, a decrease in the loss of $919,728 or approximately 89%. Contributing to this lower loss was the increase in revenues in the 2016 Quarter growing at a higher rate than the increase of costs, offset by lower interest expense, stock compensation expense and non-recurring one-time expenses including legal. The Company forecasts to achieve positive Net Income before the end of the 2017 fiscal year.

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

Our management uses and relies on Adjusted EBITDA and EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $548,150. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Years Ended April 30,
	2016	2015
Net loss	$(2,246,705)	$(4,268,288)
Interest Expense, net of interest income	111,335	170,758
Depreciation & Amortization	598,303	528,496
EBITDA (loss)	(1,537,067)	(3,569,034)
Loss on extinguishment of debt	—	452,503
Bad Debt Expense	170,677	156,165
Amortization of debt issue costs	—	75,458
Amortization of debt discount	—	166,241
Warrant modification expense	54,554	333,323
Non-recurring charges	548,151	573,983
Stock-based compensation	308,260	456,871
Adjusted EBITDA (Loss)	$(455,425)	$(1,354,490)

	For the Quarters Ended April 30,
	2016	2015
Net loss	$(108,616)	$(1,028,344)
Interest Expense, net of interest income	17,894	30,460
Depreciation & Amortization	154,990	138,790
EBITDA (Loss)	64,268	(859,094)
Bad Debt Expense	—	38,426
Warrant modification expense	48,554	333,323
Non-recurring charges	106,648	122,148
Stock-based compensation	84,603	96,512
Adjusted EBITDA (Loss)	$304,073	$(268,685)

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Years Ended
	April 30,
	2016	2015

Net cash used in operating activities	$(2,444,421)	$(2,741,466)
Net cash provided by (used) in investing activities	564,977	(777,432)
Net cash provided by financing activities	503,777	5,425,731
Net cash provided by discontinued operations	—	5,250
Net increase (decrease) in cash and cash equivalents	$(1,375,667)	$1,912,083

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2016 Period totaled ($2,444,421) and resulted primarily from a net loss of continuing operations of ($2,246,705) and a net change in operating assets and liabilities of ($1,379,911), both offset by non-cash items of $1,182,195.  The most significant change in operating assets and liabilities was ($1,292,190) in accounts receivable. The most significant non-cash item was $598,303 in Depreciation and Amortization.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities during the 2016 Period totaled $564,977, reflecting primarily the $1,122,485 release of our letter of credit by the DOE, offset by fixed asset purchases of $466,884.

Net cash used in investing activities during the 2015 Period totaled ($777,432) and resulted primarily from capitalized technology expenditures and the increase in restricted cash.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2016 Period totaled $503,777, reflecting primarily proceeds from warrant exercises of $752,500 offset by the reduction of our line of credit of $242,206.

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

On July 1, 2013, Mr. Michael Mathews, our Chief Executive Officer, loaned Aspen Group $1 million and was issued a $1 million promissory note. The promissory note bears 10% interest per annum, payable monthly in arrears. Mr. Mathews also holds a $300,000 convertible note which is convertible at $0.19 per share. The due dates of both notes held by Mr. Mathews were recently extended to May 31, 2017.  See below for disclosure on another $300,000 convertible note issued to Mr. Mathews that was recently converted.

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

On April 22, 2016, the Company issued, 4,855,487 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced price of $0.155(originally, $0.19) per share.  The Company received gross proceeds of $752,500 from these exercises.  As a condition of the warrant holders exercising their warrants, Mr. Mathews converted a $300,000 note and the related interest on the Note and the conversion price was reduced from $1.00 to $0.19 per share. In connection with these conversions, Mr. Mathews was issued 1,591,053 shares of common stock.

Liquidity and Capital Resource Considerations

As of July 26, 2016, the Company had a cash balance of approximately $1.0 million, including an in-transit amount of $0.2 Million from the federal government. With the additional cash from the recently released DOE letter of credit, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan and meet its operations for at least the next 12 months. However, to expand monthly marketing as planned, we are in the process of seeking to increase our line of credit by at least $750,000. In spite of our improved operating performance, we cannot assure you that we can increase our line of credit.

During the next 12 months, we expect to spend $500,000 to enhance our computer systems to support our planned growth.

Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

.

Critical Accounting Policies and Estimates

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates are discussed below and involve certain assumptions that, if incorrect, could have a material adverse impact on our results of operations and financial condition.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding net income for 2017, student growth, future student metrics, overall growth, revenue growth, growth in number of students in monthly payment plans and the anticipated results from such growth, decline in SG&A expenses, or success in converting several faculty members to full-time status and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2016.

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

Aspen Group, Inc.

Date: July 27, 2016	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 27, 2016
Michael Mathews

/s/ Janet Gill	Chief Financial Officer	July 27, 2016
Janet Gill	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	July 27, 2016
Dr. Michael D’Anton

/s/ C. James Jensen	Director	July 27, 2016
C. James Jensen

Director
Andrew Kaplan

/s/ David E. Pasi	Director	July 27, 2016
David E. Pasi

/s/ Sanford Rich	Director	July 27, 2016
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	July 27, 2016
Dr. John Scheibelhoffer

/s/ Paul Schneier	Director	July 27, 2016
Paul Schneier

/s/ Rick Solomon	Director	July 27, 2016
Rick Solomon

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 27, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270• Toll Free: (866) CPA-8500• Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2016	2015
Assets

Current assets:
Cash	$783,796	$2,159,463
Restricted cash	—	1,122,485
Accounts receivable, net of allowance of $449,946 and $279,453, respectively	2,179,852	1,058,339
Prepaid expenses	123,055	121,594
Total current assets	3,086,703	4,461,881

Property and equipment:
Call center equipment	79,199	132,798
Computer and office equipment	67,773	78,626
Furniture and fixtures	114,964	42,698
Library (online)	—	100,000
Software	2,567,383	2,244,802
	2,829,319	2,598,924
Less accumulated depreciation and amortization	(1,680,687)	(1,387,876)
Total property and equipment, net	1,148,632	1,211,048
Courseware, net	194,932	173,311
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	31,175	26,679

Total assets	$4,506,771	$5,918,248

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,	April 30,
	2016	2015
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,201	$179,109
Accrued expenses	176,974	173,663
Deferred revenue	1,013,434	784,818
Refunds Due Students	110,883	280,739
Deferred rent, current portion	2,345	7,751
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	1,362,837	1,476,080

Line of credit	1,783	243,989
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	300,000	600,000
Deferred rent	29,169	—
Total liabilities	2,693,789	3,320,069

Commitments and contingencies - See Note 10
	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized,
135,158,145 issued and 134,958,145 outstanding at April 30, 2016,
128,253,605 issued and 128,053,605 outstanding at April 30, 2015	134,958	128,254
Additional paid-in capital	26,353,451	24,898,647
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(24,605,427)	(22,358,722)
Total stockholders’ equity	1,812,982	2,598,179

Total liabilities and stockholders’ equity	$4,506,771	$5,918,248

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2016	2015

Revenues	$8,453,669	$5,225,761

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,587,028	2,176,330
General and administrative	6,403,708	5,924,263
Depreciation and amortization	598,303	528,496
Total operating expenses	10,589,039	8,629,089

Operating loss	(2,135,370)	(3,403,328)

Other income (expense):
Other income	9,985	9,196
Interest expense	(121,320)	(421,653)
Loss on Debt Extinguishment	—	(452,503)
Total other expense, net	(111,335)	(864,960)

Loss before income taxes	(2,246,705)	(4,268,288)

Income tax expense (benefit)	—	—

Net loss	$(2,246,705)	$(4,268,288)

Net loss per share allocable to common stockholders - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	128,444,797	100,884,625

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2015 AND 2016

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance at April 30, 2014	73,414,478	$73,414	$16,302,118	$(70,000)	$(18,090,434)	$(1,784,902)

Issuance of common shares for cash	35,614,154	35,615	5,512,211	—	—	5,547,826
Offering cost for professional services from private placement	—	—	(125,579)	—	—	(125,579)
Stock-based compensation	—	—	456,871	—	—	456,871
Shares issued for price protection	3,532,682	3,532	(3,532)	—	—	—
Conversion of convertible debt into shares	526,316	526	99,474	—	—	100,000
Shares issued for services rendered	418,859	419	69,839	—	—	70,258
Warrant Conversion	14,747,116	14,748	2,253,922	—	—	2,268,670
Warrant Modification Expense	—	—	333,323	—	—	333,323
Net loss, year ended April 30, 2015	—	—	—	—	(4,268,288)	(4,268,288)
Balance at April 30, 2015	128,253,605	128,254	24,898,647	(70,000)	(22,358,722)	2,598,179

Offering cost for professional services from private placement	—	—	(679)	—	—	(679)
Stock-based compensation	—	—	308,260	—	—	308,260
Conversion of convertible debt into shares	1,591,053	1,591	300,720	—	—	302,311
Repurchase of shares under settlement agreement	(42,000)	(42)	(5,796)	—	—	(5,838)
Shares issued for services rendered	300,000	300	50,100	—	—	50,400
Warrants exercised for cash	4,855,487	4,855	747,645	—	—	752,500
Warrant Modification Expense	—	—	54,554	—	—	54,554
Net loss, year ended April 30, 2016	—	—	—	—	(2,246,705)	(2,246,705)
Balance at April 30, 2016	134,958,145	$134,958	$26,353,451	$(70,000)	$(24,605,427)	$1,812,982

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,246,705)	$(4,268,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	170,677	156,165
Amortization of debt issuance costs	—	75,458
Amortization of debt discount	—	166,241
Extinguishment of debentures	—	416,587
Depreciation and amortization	598,303	528,496
Stock-based compensation	308,260	456,871
Warrant modification expense	54,554	333,323
Common shares and warrants issued for services rendered	50,400	70,258
Changes in operating assets and liabilities:
Accounts receivable	(1,292,190)	(564,614)
Accounts receivable, secured - related party	—	101,502
Prepaid expenses	(1,462)	(75,710)
Other assets	(4,496)	(1,498)
Accounts payable	(169,908)	(275,674)
Accrued expenses	5,624	29,198
Deferred rent	23,763	(13,699)
Refunds due students	(169,856)	(7,382)
Deferred revenue	228,615	131,300
Net cash used in operating activities	(2,444,421)	(2,741,466)

Cash flows from investing activities:
Purchases of property and equipment	(466,884)	(379,492)
Purchases of courseware	(90,624)	(143,753)
Decrease/increase in restricted cash	1,122,485	(254,187)
Net cash (used in) provided by investing activities	564,977	(777,432)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants, net	—	5,547,826
Principal payments on notes payable	—	(25,000)
Retirement of shares	(5,838)	—
Repayment of note	—	(2,240,000)
Proceeds from warrant exercise	752,500	2,268,670
Payments for line of credit	(242,206)	(186)
Disbursements for equity offering costs	(679)	(125,579)
Net cash provided by financing activities	503,777	5,425,731

Cash flows from discontinued operations:
Cash flows from discontinued operations	—	5,250
Net cash provided by discontinued operations	—	5,250

Net increase (decrease) in cash and cash equivalents	(1,375,667)	1,912,083
Cash at beginning of year	2,159,463	247,380
Cash at end of year	$783,796	$2,159,463

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	April 30,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,326	$240,264
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$50,400	$—
Common stock issued from conversion of notes	$302,311	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

Liquidity

At April 30, 2016, the Company had a cash balance of $783,796. On April 22, 2016, the Company issued 4,855,487 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced exercise price of $0.155 per share. The Company received gross proceeds of $752,500 from these exercises. As a condition of the warrant holders exercising their warrants, Mr. Michael Mathews, the Company’s Chairman of the Board and Chief Executive Officer, converted a $300,000 note and in connection with this conversion, Mr. Mathews was issued 1,591,053 shares of common stock.  See Note 11. In April 2015, the Company offered a warrant conversion, through which the Company issued 14,747,116 shares, raising $2,268,670. In fiscal 2015, the Company completed an equity financing of $5,547,826.  In November of 2015, our letter of credit with Department of Education was released freeing up approximately $1.1 million of cash. With the additional cash raised in the financings, the growth in revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2016 and April 30, 2015. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2016. As of April 30, 2016 and 2015, there were deposits totaling $1,224,863 and $2,191,791 respectively, held in two separate institutions greater than the federally insured limits.

Restricted Cash

Restricted cash represents amounts pledged as security for letters of credit for transactions involving Title IV Programs. The Company considered $1,122,485, as restricted cash at April 30, 2015.  No cash was considered restricted at April 30, 2016. (See Note 10)

Fair Value Measurements

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

Generally, costs of courseware creation are capitalized whereas costs for upgrades and enhancements are expensed as incurred. Courseware is stated at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of five years.

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

April 30, 2016 and 2015

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $1,856,918 and $1,065,812 for the years ended April 30, 2016 and 2015, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

Legal Expenses

All legal cost for litigation are charged to expense as incurred.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 18,126,102 and 14,426,412 common shares, warrants to purchase 23,916,272 and 28,871,757 common shares, and $350,000 and $650,000 of convertible debt (convertible into 907,143 and 1,207,143 common shares, respectively) were outstanding during the years ended April 30, 2016 and 2015, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2016, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU 2014 – 09:

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2015-03

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements.  Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015.  This ASU did not have a material impact on its consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

ASU 2015-08

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. This ASU did not have a material impact on the consolidated financial statements.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2016 and 2015:

	April 30,
	2016	2015

Accounts receivable	$2,629,798	$1,337,792
Less: Allowance for doubtful accounts	(449,946)	(279,453)
Accounts receivable, net	$2,179,852	$1,058,339

Bad debt expense for the years ended April 30, 2016 and 2015, were $170,677 and $156,165 respectively.

Note 4. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, the Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, the sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $0.19 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2016 and April 30, 2015, the balance of the account receivable, net of allowance, was $45,329.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 10 and 14)

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Note 5. Property and Equipment

Property and equipment consisted of the following at April 30, 2016 and April 30, 2015:

	April 30,	April 30,
	2016	2015
Call center hardware	$79,199	$132,798
Computer and office equipment	67,773	78,626
Furniture and fixtures	114,964	42,698
Library (online)	—	100,000
Software	2,567,383	2,244,802
	2,829,319	2,598,924
Accumulated depreciation and amortization	(1,680,687)	(1,387,876)
Property and equipment, net	$1,148,632	$1,211,048

Software consisted of the following at April 30, 2016 and April 30, 2015:

	April 30,	April 30,
	2016	2015
Software	$2,567,383	$2,244,802
Accumulated amortization	(1,560,932)	(1,130,453)
Software, net	$1,006,451	$1,114,349

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for the years ended April 30, 2016 and 2015:

	For the Years Ended
	April 30,
	2016	2015

Depreciation and Amortization Expense	$529,300	$449,173

Software Amortization Expense	$481,230	$409,630

The following is a schedule of estimated future amortization expense of software at April 30, 2016:

Year Ending April 30,
2017	$400,049
2018	267,014
2019	183,840
2020	113,997
2021	41,551
Total	$1,006,451

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Note 6. Courseware

Courseware costs capitalized were $90,624 and $143,753 for the years ended April 30, 2016 and 2015 respectively.  During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization.  There was no expense impact to this write-off.

Courseware consisted of the following at April 30, 2016 and April 30, 2015:

	April 30,	April 30,
	2016	2015
Courseware	$319,267	$2,247,790
Accumulated amortization	(124,335)	(2,074,479)
Courseware, net	$194,932	$173,311

Amortization expense of courseware for the years ended April 30, 2016 and 2015:

	For the
	Years Ended April 30,
	2016	2015

Amortization Expense	$69,003	$79,323

The following is a schedule of estimated future amortization expense of courseware at April 30, 2016:

Year Ending April 30,
2017	$57,271
2018	49,182
2019	47,709
2020	33,867
2021	6,903
Total	$194,932

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2016 and 2015:

	April 30,
	2016	2015

Accrued compensation	$91,070	$95,344
Accrued Interest	71,214	57,887
Other accrued expenses	14,690	20,432
Accrued expenses	$176,974	$173,663

Note 8. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to May 31, 2017. There was no accounting effect for these extensions.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

On February 18, 2014 the Company renegotiated the terms of one of the $50,000 convertible notes, specifically the one dated February 27, 2012. The maturity date was extended to December 1, 2014 and the conversion price has been reduced to $0.19 per share. The interest rate has been amended to 3.25% from February 27, 2012. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. This note was converted to common shares on December 1, 2014. (See Note 11)

On February 28, 2014 the Company renegotiated the terms of the $100,000 convertible note dated February 25, 2012. A payment was made in the amount of $25,000 on February 28, 2014, reducing the principal to $75,000. Another principal payment of $25,000 was made on August 1, 2014 reducing the principal to $50,000. The interest rate was raised to 3.25% from February 25, 2012. The conversion price was reduced to $0.19 per share. This was treated as a note extinguishment in accordance with ASC 470-50. No gain or loss on extinguishment was recorded and no beneficial conversion feature existed on the modification date. The remaining $50,000 balance of this note was converted to common shares on December 1, 2014. (See Note 11)

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. Through various note extensions, the debt was extended to May 31, 2017. There was no accounting effect for these modifications. On April 22, 2016, the CEO converted the loan and accrued interest into common stock.  The loan was converted at $0.19 per share and the Company issued 1,591,053 shares of common stock. (See Note 11) The note modification was treated as a debt extinguishment under ASC 470-50. There was no gain or loss on this debt extinguishment. The Company evaluated the convertible notes and determined that, for the embedded conversion option there was no beneficial conversion value to record as the conversion price exceeded the fair market value of the common shares on the note issue dates.

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

April 30, 2016 and 2015

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

Convertible notes payable and loan payable consisted of the following at April 30, 2016 and 2015:

	April 30,	April 30,
	2016	2015
Convertible note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5% [A] [B]	$300,000	$300,000
Convertible note payable - related party originating March 13, 2012; no monthly payments required; bearing interest at 0.19% [A] [B] [C]	—	300,000
Convertible note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000
Loan Payable - related party (See Note 8) originating February 25, 2012; no monthly payments required; bearing interest at 10% [B]	1,000,000	1,000,000
Total	1,350,000	1,650,000
Less: Current maturities (convertible notes payable)	(50,000)	(50,000)
Subtotal	1,300,000	1,600,000
Less: amount due after one year for notes payable	(1,000,000)	(1,000,000)
Amount due after one year for convertible notes payable	$300,000	$600,000

[A] - Effective September 4, 2012, note amended to provide a maturity date of August 31, 2013. Effective December 17, 2012, note further amended to provide a maturity date of August 31, 2014. On September 25, 2013, maturity date had been extended to April 5, 2015. On July 16, 2014, the maturity date had been extended to January 1, 2016.

[B] - Effective March 4, 2015, the note was amended to provide a maturity date of July 31, 2016.  On March 3, 2016, note amended to provide a maturity date of May 31, 2017.

[C] - Effective April 22, 2016, this note and its accrued interest was converted to 1,591,053 shares of common stock.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Future maturities of notes payable as of April 30, 2016 are as follows:

Year ending April 30,
2017	$50,000
2018	1,300,000
$1,350,000

Note 10. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 4.00% at April 30, 2016). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of April 30, 2016 was $1,783. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at April 30, 2016 was $248,217.

Operating Leases

The Company recently signed an 18 month lease for its corporate headquarters in New York, New York, commencing June 7, 2016. The monthly rent is $7,667.

The Company leases office space for its developers in Dieppe, NB, Canada under a one year agreement commencing January 1, 2016. The monthly rent payment is $2,049 Canadian which is approximately $1,600 US.

The Company leases office space for its Denver, Colorado location under a one year lease commencing September 15, 2015. The monthly rent payment is $7,127. The lease was recently extended to August 2017.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona.  The operating lease granted four initial months of free rent and had a base monthly rent of $10,718 and then increases 2% per year after.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2016:

Year Ending April 30,
2017	$146,401
2018	131,291
2019	134,214
2020	137,137
2021	140,060
2022	11,692
Total minimum payments required	$700,795

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Rent expense for the years ended April 30, 2016 and 2015 were $239,658 and $213,225, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of April 30, 2016, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2016, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff is seeking the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter has been fully and finally settled as of June 2016 and has been dismissed. The Company accrued $87,500 in accordance with ASC 450-20-55-11 and is included in accrued expenses at April 30, 2016.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the State in which it is located. In addition, an institution must be accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility and certification. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. Aspen University performs periodic reviews of its compliance with the various applicable regulatory requirements. As Title IV funds received in fiscal 2016 represented approximately 28% of the Company's cash basis revenues (including revenues from discontinued operations), as calculated in accordance with Department of Education guidelines, the loss of Title IV funding would have a material effect on the Company's future financial performance.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016 the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020.  Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

Letter of Credit

The Company had maintained a letter of credit under a DOE requirement, and this requirement was lifted in November of 2015 (See Note 2 “Restricted Cash”).

Note 11. Stockholders’ Equity

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

On December 1, 2014, $100,000 of convertible debt was converted into common stock at the conversion rate of $0.19 per share, equally for two investors. Each investor received 263,158 shares of common stock. (See Note 9)

On January 14, 2015, 210,526 shares of stock were issued for services provided to Aspen. The shares were valued at the fair market value of the common stock or $0.155 and accordingly, the Company recorded an expense of $32,632.

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

On April 22, 2016, the Company issued, 4,855,487 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced price of $0.155(originally, $0.19) per share. The Company recorded a warrant modification expense of $48,555 in accordance with ASC 718-20-35 related to the incremental increase in value. The Company received gross proceeds of $752,500 from these exercises.  As a condition of the warrant holders exercising their warrants, the CEO converted a $300,000 note and the related interest on the Note and the conversion price was reduced from $1.00 to $0.19 per share. In connection with these conversions, the CEO was issued 1,591,053 shares of common stock.  (See Note 9)

Warrants

A summary of the Company’s warrant activity during the year ended April 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	28,771,757	$0.26	4.2	$179,791
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(4,855,487)	0.155	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2016	23,916,270	$0.19	3.0	$85,978

Exercisable, April 30, 2016	23,916,270	$0.19	3.0	$85,978

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

On April 22, 2016, the Company issued, 4,855,487 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced price of $0.155(originally, $0.19) per share.  The Company received gross proceeds of $752,500 from these exercises.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014, 16,300,000 effective September 2014 and 20,300,000 effective November 2015, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2016, there were 2,173,898 shares remaining under the Plan for future issuance. See Note 15 as the plan was further amended.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the years ended April 30, 2016 and 2015.

	April 30,
	2016	2015
Expected life (years)	4 - 6.5	3.3
Expected volatility	40.0% - 43.0%	45.0%
Weighted-average volatility	40.0%	45.0%
Risk-free interest rate	0.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	14,206,412	$0.21	3.45	103,000
Granted	5,215,000	$0.17	5.8	—
Exercised	—	—	—	—
Forfeited	(1,490,310)	$0.38	2.6	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2016	17,931,102	$0.19	3.3	$25,760

Exercisable, April 30, 2016	7,162,464	$0.22	1.9	$4,333

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

As of April 30, 2016, there was approximately $437,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Company recorded compensation expense of $308,260 for the year ended April 30, 2016 in connection with employee stock options. The Company recorded compensation expense of $456,871 for the year ended April 30, 2015 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the year April 30, 2016 and 2015. The Company recorded no compensation expense for the year ended April 30, 2016 in connection with non-employee stock options and $748 of expense for the year ended April 30, 2015. There was no unrecognized compensation cost at April 30, 2016.

A summary of the Company's stock option activity for non-employees during the nine months ended April 30, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2015	220,000	$0.3	2.1	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,000)	$0.19	3.0	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2016	195,000	$0.29	0.9	—

Exercisable, April 30, 2016	195,000	$0.29	0.9	—

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

For the Years Ended
April 30,
	2016	2015
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2016	2015
Deferred tax assets:
Net operating loss	$8,271,894	$7,487,076
Allowance for doubtful accounts	26,793	21,416
Intangible assets	249,099	304,062
Deferred rent	11,678	2,872
Stock-based compensation	694,900	580,672
Contributions carryforward	93	93
Total deferred tax assets	9,254,457	8,396,191

Deferred tax liabilities:
Property and equipment	(185,683)	(155,991)
Total deferred tax liabilities	(185,683)	(155,991)

Deferred tax assets, net	9,068,774	8,240,200

Valuation allowance:
Beginning of year	(8,240,200)	(6,664,215)
(Increase) during period	(828,574)	(1,575,985)
Ending balance	(9,068,774)	(8,240,200)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2016 and 2015 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2016 was an increase of $828,574.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

At April 30, 2016, the Company had $22,322,804 of net operating loss carryforwards which will expire from 2031 to 2036. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2016, tax years 2012 through 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	April 30,
	2016	2015
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.0	3.0
Other	(0.1)	(0.1)
Change in valuation allowance	(36.9)	(36.9)
Effective income tax rate	0.0%	0.0%

Note 13. Concentrations

Concentration of Credit Risk

As of April 30, 2016, the Company’s bank balances exceed FDIC insurance by $1,224,863.

Note 14. Related Party Transactions

See Note 4 for discussion of secured note and account receivable to related parties and see Notes 8 and 9 for discussion of loans payable and convertible notes payable to related parties.

Note 15. Subsequent Events

On May 19, 2016, the Company granted to each of its non-employee directors 150,000 five-year stock options. The Company granted an additional 50,000 five-year stock options to the chairman of the Compensation Committee and to the chairman of the Audit Committee.  These options are exercisable at $0.16 and vest in three years.  For the directors receiving 150,000, the fair value was approximately $7,500 per grant and for the two directors receiving 200,000 options, the fair value on the date of grant was approximately $10,000.

On June 23, 2016, the Company amended the 2012 Equity Incentive Plan to increase the number of authorized shares under the Plan by 5 million shares to a total of 25.3 million shares.

In addition, on June 23, 2016, the Company granted 2,000,000 stock options to the Chief Operating Officer, 700,000 stock options to the Chief Academic Officer and 300,000 to the Chief Financial Officer. The five-year options are exercisable at a price of $0.166 and vest over three years. On the date of grant, the grant to the Chief Operating Officer had a fair value of approximately $100,000, the grant to the Chief Academic Officer had a fair value of approximately $35,000 and the grant to the Chief Financial Officer had a fair value of approximately $15,000.

Effective July 1, 2016, the Company increased the Chief Operating Officer’s salary from $200,000 to $240,000 and the Chief Financial Officer’s salary from $200,000 to $220,000.

On June 24, 2016, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 based on the $0.16 grant date fair value and agreed to pay $400,000 to a former institutional investor in exchange for the surrender of 13,451,613 warrants exercisable at $0.155 per share.

The Company has issued a total of 500,000 shares of restricted common stock to two investor relations firms for services to be rendered over six (for one firm) and 12 months. The stock price on the grant dates were $0.15 and accordingly, the company will amortize $75,000 over the respective terms of the agreements.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Form of Convertible Note – Mathews - $1.00	10-Q	3/11/15	10.4
10.2	Form of Convertible Note – Mathews - $0.35	10-Q	3/11/15	10.5
10.3	Promissory Note dated March 4, 2015 - Mathews	10-Q	3/11/15	10.6
10.4	Note Conversion Agreement – Matthews				Filed
10.5	2012 Equity Incentive Plan, as amended*				Filed
10.6	Form of Employee Stock Option Agreement*	10-K	7/29/14	10.17
10.7	Form of Director Stock Option Agreement	10-Q	3/11/15	10.7
10.8	Form of Mathews Stock Option Agreement*	8-K	12/17/15	10.10
10.9	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
10.9(a)	Termination of Consulting Agreement – AEK Consulting	10-K	7/28/15	10.12
10.10	Employment Agreement dated as of May 16, 2013 – Mathews*	S-1	7/3/13	10.6
10.10(a)	Amendment to Employment Agreement dated November 24, 2014 – Mathews*	10-K	7/28/15	10.17
10.11	Employment Agreement dated November 24, 2014 – Wendolowski*	10.K	7/28/15	10.19
10.12	Employment Agreement Dated March 1, 2014 – St. Arnauld*				Filed
10.12(a)	Amendment to Employment Agreement dated November 24, 2014 – St. Arnauld*				Filed
10.13	Employment Agreement dated November 24, 2014 – Gill*	10-K	7/28/15	10.18
10.14	Form of Directors Indemnification Agreement	8-K/A	5/7/14	10.21
10.15	Form of Securities Purchase Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.1
10.16	Form of Registration Rights Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.2
10.17	Form of Warrant – July/September 2014 Private Placement	8-K	7/30/14	10.3
10.18	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2015	10-K	7/28/15	10.20
10.19	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016				Filed
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.