Form 10-K/A
period 2016-04-30
ASPEN GROUP, INC.
filed 2016-08-29
CIK 1487198

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended April 30, 2016 (“2016 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2016. We are filing this Amendment to amend Part III of the 2016 Form 10-K to include the information required by and not included in Part III of the 2016 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended April 30, 2016.

In addition, the Exhibit Index in Item 15 of Part IV of the 2016 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2016 Form 10-K. The 2016 Form 10-K continues to speak as of the date of the 2016 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2016 Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table represents our Board of Directors:

Name	Age	Position
Michael Mathews	54	Chairman of the Board
Michael D’Anton	59	Director
C. James Jensen	75	Director
Andrew Kaplan	50	Director
Sanford Rich	58	Director
John Scheibelhoffer	54	Director
Paul Schneier	65	Director
Rick Solomon	55	Director

There is one vacancy in the Board of Directors caused by the resignation of David Pasi on August 29, 2016.

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

C. James Jensen has served as a director of Aspen Group since the Reverse Merger and of Aspen University since May 2011.  Since 1983, Mr. Jensen has been the managing partner of Mara Gateway Associates, L.P., a privately owned real estate investment company he co-founded.  Today, Mr. Jensen provides executive coaching, consulting, and advisory services to emerging growth and mid-size companies.  He is an active member of the World Presidents' Organization, serves on the board of directors of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group.  Mr. Jensen was selected a director due to his previous service on public company boards and his experience with entrepreneurial companies. Mr. Jensen is also the author of 7 KEYS To Unlock Your Full Potential. (www.unlock7keys.com).

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

Sanford Rich has served as a director of Aspen Group since March 13, 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From September 2012 to January 2016, Mr. Rich has served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (US. Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick. from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009 From February 2009 to December 2012 Mr. Rich was a Managing Director of Whitemarsh Capital Advisors, a broker-dealer.  Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTC Pink: ITCC). Mr. Rich was selected as a director for his 35 years of experience in the financial sector and his experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of Aspen Group since the Reverse Merger and of Aspen University for approximately six years. Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT Allergy Associates. Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen University from serving as an advisory board member prior to the Reverse Merger.

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

Executive Officers

Name	Age	Position
Michael Mathews	54	Chief Executive Officer
Janet Gill	60	Chief Financial Officer
Dr. Cheri St. Arnauld	59	Chief Academic Officer
Gerald Wendolowski	31	Chief Operating Officer

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

Our Board has also determined that Sanford Rich and C. James Jensen are independent under the Nasdaq Listing Rules independence standards for Audit Committee members. Also, our Board has also determined that C. James Jensen, John Scheibelhoffer and Paul Schneier are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee, which currently consists of Sanford Rich and C. James Jensen, reviews Aspen Group’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests one in writing to Aspen Group, Inc., 1660 South Albion Road, Suite 525, Denver, CO 80222, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5s were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2016.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Aspen Group, Inc., 1660 South Albion Road, Suite 525, Denver, CO 80222, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Item 11.  Executive Compensation

Fiscal 2016 Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2016 and 2015 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2016

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)(1)	Total ($)(j)

Michael Mathews	2016	200,000	90,000	290,000
Chief Executive Officer (2)	2015	100,000	97,500	197,500

Cheri St. Arnauld	2016	240,000	60,000	300,000
Chief Academic Officer (3)	2015	199,991	—	199,991

Gerard Wendolowski	2016	200,000	42,000	242,000
Chief Operating Officer (4)

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

(2)

Mathews.  The amount under 2016 Option Awards is comprised of a 1,500,000 option grant in December 2015.  The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service on each applicable vesting date.

(3)

St. Arnauld.  The amount under 2016 Option Awards is comprised of a 1,000,000 option grant in June 2015.  The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service on each applicable vesting date.  Does not include 700,000 stock options granted in June 2016, after the 2016 fiscal year end.

(4)

Wendolowski.  Mr. Gerard Wendolowski was not a Named Executive officer in fiscal 2015.  The amount under 2016 Option Awards is comprised of a 700,000 option grant in June 2015.  The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service on each applicable vesting date.  Does not include 2,000,000 stock options granted in June 2016, after the 2016 fiscal year end.

Named Executive Officer Employment Agreements

Michael Mathews. Effective May 16, 2013, Aspen Group and Mr. Mathews entered into a three-year Employment Agreement. In accordance with the Employment Agreement, Mr. Mathews will receive a base salary of $250,000 per year; however, his base salary was $100,000 per year until the Compensation Committee determined that Aspen Group’s cash position permitted an increase to $250,000 a year. As of September 2015, Mr. Mathews’ base salary was raised to $250,000 per year.

Cheri St. Arnauld. Effective March 1, 2014, Aspen Group and Dr. St. Arnauld entered into a three-year Employment Agreement.  In accordance with the Employment Agreement, Dr. St. Arnauld received a base salary of $120,000 on an annualized basis for the first six months of the Employment Agreement.  After this six month period, Dr. St. Arnauld began receiving a base salary of $240,000 per year.

Gerard Wendolowski.  Effective November 11, 2014, Aspen Group and Mr. Wendolowski entered into a three-year Employment Agreement.  Under the Employment Agreement, Mr. Wendolowski received a base salary of $200,000 per year.  Effective July 1, 2016, the Company increased Mr. Wendolowski’s annual salary from $200,000 to $240,000.

Bonuses

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1st and ending April 30th of the applicable fiscal year, the Named Executive Officers shall have the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows:

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). In addition, the Named Executive Officers shall be eligible to receive an additional percentage of his then Base Salary as a cash bonus (the “Discretionary Cash Bonus”) and an additional grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value equal to a percentage of the Named Executive Officers’ then base salary (the “Discretionary Equity Bonus”) based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established at the beginning of each fiscal year. There were no performance objectives set for 2016, but there will be objectives set for fiscal year 2017.

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

Termination Provisions

Under their Employment Agreements, the Named Executive Officers are entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder. In the event of dismissal without cause or resignation for Good Reason, Mr. Mathews will receive six months base salary and immediate vesting of unvested equity, Dr. St. Arnauld will receive three months base salary and Mr. Wendolowski will receive six months base salary. Immediately upon a change of control event, Mr. Mathews will receive 18 months base salary and immediate vesting of unvested equity and Dr. St. Arnauld and Mr. Wendolowski will each receive three months base salary. Change of control is defined in their Employment Agreements as Change of Control is defined under 409A of the Code. Generally, Good Reason is defined as a material diminution in the executives’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by Aspen Group under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York.

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2016:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Michael Mathews	300,000	—			0.19	3/15/17
	500,000	—			0.19	3/22/17
	288,911	—			0.19	10/23/17
	166,666	—			0.19	10/23/17
	2,175,000	725,000	(1)		0.19	9/4/17
	650,000	1,300,000	(2)		0.19	9/4/19
	—	1,500,000	(3)		0.175	12/11/20

Cheri St. Arnauld	333,333	166,667	(4)		0.19	3/1/19
	—	1,000,000	(5)		0.1691	6/8/20

Gerard Wendolowski	100,000	—			0.19	3/15/17
	50,000	—			0.19	12/17/17
	150,000	—			0.19	2/28/18
	333,333	166,667	(4)		0.19	3/1/19
	—	700,000	(5)		0.1691	6/8/20

———————

(1)

Vests on September 4, 2016.

(2)

Vest in two equal increments on September 4, 2016 and September 4, 2017.

(3)

Vest in three equal increments on December 11, 2016, December 11, 2017, and December 11, 2018.

(4)

Vests on March 1, 2017.

(5)

Vests on June 8, 2016, June 8, 2017 and June 8, 2018.

In addition, on June 23, 2016, the Company granted 2,000,000 stock options to Gerard Wendolowski, Chief Operating Officer and 700,000 stock options to Dr. Cheri St. Arnauld, Chief Academic Officer. The options are exercisable for a period of five years at a price per share of $0.166. The options vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service on each applicable vesting date and accelerated vesting under certain conditions.

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

Fiscal 2016 Director Compensation

Name (a)	Option Awards ($)(d)(1)	Total ($)(j)

Michael D’Anton

C. James Jensen	12,500	12,500

Andrew Kaplan	12,500	12,500

David Pasi (2)

Sanford Rich

John Scheibelhoffer

Paul Schneier

Rick Solomon	12,500	12,500

———————

(1)

Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board during fiscal 2016, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. In November 2015, the Company granted to Messrs. Solomon, Kaplan and Jensen 250,000 stock options exercisable at $0.165 per share.  The securities vest in three equal annual increments with the first vesting date being one year from the grant date, subject to continued service as a director on each applicable vesting date.

(2)

Mr. Pasi resigned as a director effective August 29, 2016.

On May 19, 2016, the Company granted to each of its non-employee directors 150,000 five-year stock options. The Company granted an additional 50,000 five-year stock options to C. James Jensen, the Chairman of the Compensation Committee and to Sanford Rich, the Chairman of the Audit Committee. The options are exercisable at $0.16 and vest in three equal annual increments, with the first vesting date being one year from the grant date, subject to continued service as a director or committee chairman on each applicable vesting date and accelerated vesting under certain conditions.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2016.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (1)	18,126,102	0.19	2,173,898
Equity compensation plans not approved by security holders	—	—	—

Total	18,126,102	0.19	2,173,898

———————

(1)	Represents options issued under the Plan. Includes 15,468,434 options granted to directors and executive officers.

On June 23, 2016, the Company amended the Plan to increase the number of authorized shares under the Plan by five million shares to a total of 25.3 million shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Aspen Group’s common stock beneficially owned as of August 29, 2016 by (i) those persons known by Aspen Group to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Aspen Group’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 1660 South Albion Road, Suite 525, Denver, CO 80222.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	13,434,985	9.2%
Common Stock	Cheri St. Arnauld (3)	666,667	*
Common Stock	Gerard Wendolowski (4)	866,667	*

Directors:
Common Stock	Michael D’Anton (5)	2,956,907	2.1%
Common Stock	C. James Jensen (6)	1,573,293	1.1%
Common Stock	Andrew Kaplan (7)	137,500	*
Common Stock	Sanford Rich (8)	363,750	*
Common Stock	John Scheibelhoffer (9)	2,875,480	2.1%
Common Stock	Paul Schneier (10)	1,661,317	1.2%
Common Stock	Rick Solomon (11)	2,819,080	2.1%
Common Stock	All directors and executive officers as a group (11 persons) (12)	28,893,978	19.0%

5% Shareholders:
Common Stock	Leon G. Cooperman (13)	12,000,000	8.7%
Common Stock	George Melas-Kyriazi (14)	8,411,698	6.2%

———————

* Less than 1%.

(1)

Beneficial Ownership Note. Applicable percentages are based on 137,958,145 shares outstanding as of August 28, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Aspen Group believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)

Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes: (i) 1,035,654 shares underlying warrants, (ii) 857,143 shares issuable upon the conversion of a convertible note, and (iii) 5,455,577 vested stock options.

(3)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Represents vested stock options.
(4)	Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Represents vested stock options.
(5)

D’Anton. Dr. D’Anton is a director. Includes 177,645 shares of common stock held as custodian for the benefit of Dr. D’Anton’s children. Also includes (i) 2,215,747 shares of common stock, (ii) 263,158 shares underlying warrants and (iii) 300,357 vested stock options held directly by Dr. D’Anton.

(6)	Jenson. Mr. Jenson is a director. Includes 263,158 shares underlying warrants and 337,500 vested stock options.
(7)	Kaplan. Mr. Kaplan is a director. Represents vested stock options.
(8)	Rich. Mr. Rich is a director. Includes 337,500 vested stock options.
(9)

Scheibelhoffer. Dr. Scheibelhoffer is a director. Includes 192,408 shares of common stock held as custodian for the benefit of Dr. Scheibelhoffer’s children. Also includes (i) 2,408,155 shares of common stock, (ii) 263,158 shares underlying warrants and (iii) 204,167 vested stock options held directly by Dr. Scheibelhoffer.

(10)	Schneier. Mr. Schneier is a director. Includes 263,158 shares underlying warrants and 237,500 vested stock options.
(11)	Solomon. Mr. Solomon is a director. Includes 1,315,790 shares underlying warrants and 137,500 vested stock options.
(12)	Directors and Executive Officers as a group. This amount includes ownership by executive officers who are not Named Executive Officers under the SEC’s disclosure rules.
(13)	Cooperman. Address is 810 7th Ave., 33rd floor, New York, NY 10019.
(14)	Melas-Kyriazi. Includes 5,976,211 shares held by Alvin Fund LLC in which Mr. Melas-Kyriazi is the manager. Address is 215 W 98th New York, NY 10025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since May 1, 2014, aside from the executive officer and director compensation arrangements discussed above, the following are transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets at the end of the last two fiscal years (or approximately $52,000) and in which any of our directors, executive officers or holders of more than 5% of our stock, or any immediate family member of or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

In the fiscal year ended April 30, 2015, four of the directors and executive officers, including the CEO and CFO, purchased $423,500 of securities in Aspen Group’s private placement offerings. The investments were on the same terms as other investors and the total raised in the private placement in that fiscal year was approximately $5.7 million.

On August 14, 2012, Mr. Mathews loaned Aspen Group $300,000 in exchange for a convertible demand note bearing interest at 5% per annum. The note is convertible at $0.35 per share, and the due date was extended to May 31, 2017.  In March 2012, Mr. Mathews loaned Aspen $300,000 in exchange for a convertible note bearing interest at 0.19% per annum. The note was convertible at $1.00 per share.  As a condition of certain warrant holders exercising their warrants, Mr. Mathews converted the March 2012 note and the related accrued interest on the note after the conversion price was reduced from $1.00 to $0.19 per share.

In June 2013, Mr. Mathews loaned Aspen Group $1 million and was issued a $1 million Promissory Note due December 31, 2013 (which has been extended to May 31, 2017).  The Promissory Note bears 10% interest per annum, payable monthly in arrears.

Mr. Mathews’ son is employed by Aspen Group as its Product Manager and is paid a salary of $75,000 per year. In addition, Mr. Mathews’ brother is employed by Aspen Group as Director of Academic Support and is paid a salary of $70,000 per year.

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

In July 2014, Aspen Group issued 1,750,000 shares of common stock to Alpha Capital Anstalt, or Alpha, a then 5% shareholder, in consideration for its waiving certain price protection rights held by it and for providing legal counsel of Aspen Group with a proxy to vote Alpha’s shares in favor increasing Aspen Group’s authorized capital at the fiscal 2015 annual shareholders meeting. Additionally, on July 29, 2014 and September 4, 2014, Sophrosyne Capital LLC, then a 5% shareholder, invested $380,000 and $375,000, respectively, in Aspen Group’s private placement on terms identical to other investors in the offering.

In September 2014, Leon G. Cooperman, a 5% shareholder of the Company, invested $1,240,000 in a private placement on terms identical to others investors in the offering.  Mr. Cooperman purchased 8,000,000 shares of common stock and 4,000,000 warrants.  The warrants were exercisable at $0.19 per share.  In April 2015, the Company closed on an offering with its outstanding warrant holders whereby it agreed to reduce the exercise price of the outstanding warrants to $0.155 if the warrant holder exercised early.  Mr. Cooperman agreed and exercised 4,000,000 warrants.

On April 22, 2016, the Company issued 4,855,487 shares of common stock to two of its warrant holders, including George Melas-Kyriazi, a 5% shareholder, in exchange for their early exercise of warrants at a reduced exercise price of $0.155 (originally $0.19) per share. George Melas-Kyriazi exercised all of his warrants for 2,435,487 shares of common stock.

Item 14.  Principal Accounting Fees and Services

All of the services provided and fees charged by Salberg & Company, P.A., our principal accountant, were approved by our Audit Committee.  The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2016 and 2015.

	Year Ended April 30, 2016 ($)	Year Ended April 30, 2015 ($)
Audit Fees (1)	83,000	83,500
Audit Related Fees (2)	5,000	3,200
Tax Fees	0	0
All Other Fees	0	2,700
Total	88,000	89,400

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements, the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate to audit related consulting.

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

Aspen Group, Inc.

Date: August 29, 2016	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2016	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Form of Convertible Note – Mathews - $1.00	10-Q	3/11/15	10.4
10.2	Form of Convertible Note – Mathews - $0.35	10-Q	3/11/15	10.5
10.3	Promissory Note dated March 4, 2015 - Mathews	10-Q	3/11/15	10.6
10.4	Note Conversion Agreement – Matthews				Filed^
10.5	2012 Equity Incentive Plan, as amended*				Filed^
10.6	Form of Employee Stock Option Agreement*	10-K	7/29/14	10.17
10.7	Form of Director Stock Option Agreement	10-Q	3/11/15	10.7
10.8	Form of Mathews Stock Option Agreement*	8-K	12/17/15	10.10
10.9	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
10.9(a)	Termination of Consulting Agreement – AEK Consulting	10-K	7/28/15	10.12
10.10	Employment Agreement dated as of May 16, 2013 – Mathews*	S-1	7/3/13	10.6
10.10(a)	Amendment to Employment Agreement dated November 24, 2014 – Mathews*	10-K	7/28/15	10.17
10.11	Employment Agreement dated November 24, 2014 – Wendolowski*	10.K	7/28/15	10.19
10.12	Employment Agreement Dated March 1, 2014 – St. Arnauld*				Filed
10.12(a)	Amendment to Employment Agreement dated November 24, 2014 – St. Arnauld*				Filed
10.13	Employment Agreement dated November 24, 2014 – Gill*	10-K	7/28/15	10.18
10.14	Form of Directors Indemnification Agreement	8-K/A	5/7/14	10.21
10.15	Form of Securities Purchase Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.1
10.16	Form of Registration Rights Agreement – July/September 2014 Private Placement	8-K	7/30/14	10.2
10.17	Form of Warrant – July/September 2014 Private Placement	8-K	7/30/14	10.3
10.18	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2015	10-K	7/28/15	10.20
10.19	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016				Filed^
21.1	Subsidiaries	S-1	2/11/13	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^
101.INS	XBRL Instance Document				Filed^
101.SCH	XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

^

Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, originally filed with the SEC on July 27, 2016, which is being amended hereby.