Form 10-Q
period 2016-07-31
ASPEN GROUP, INC.
filed 2016-09-14
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 14, 2016
Common Stock, $0.001 par value per share	137,958,145 shares

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2016	2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$480,317	$783,796
Accounts receivable, net of allowance of $449,946 and $449,946, respectively	2,760,765	2,179,852
Prepaid expenses	214,230	123,055
Total current assets	3,455,312	3,086,703

Property and equipment:
Call center equipment	33,731	79,199
Computer and office equipment	73,674	67,773
Furniture and fixtures	155,453	114,964
Software	2,321,367	2,567,383
	2,584,225	2,829,319
Less accumulated depreciation and amortization	(1,391,623)	(1,680,687)
Total property and equipment, net	1,192,602	1,148,632
Courseware, net	183,480	194,932
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	54,176	31,175

Total assets	$4,930,899	$4,506,771

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2016	2016
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$418,699	$9,201
Accrued expenses	250,267	176,974
Deferred revenue	1,203,234	1,013,434
Refunds Due Students	121,938	110,883
Deferred rent, current portion	8,156	2,345
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	2,052,294	1,362,837

Line of credit	248,783	1,783
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	300,000	300,000
Deferred rent	47,066	29,169
Total liabilities	3,648,143	2,693,789

Commitments and contingencies - See Note 8

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized, 135,158,145 issued and 134,958,145 outstanding at April 30, 2016, 138,158,145 issued and 137,958,145 outstanding at July 31, 2016	137,959	134,958
Additional paid-in capital	26,325,671	26,353,451
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(25,110,874)	(24,605,427)
Total stockholders’ equity	1,282,756	1,812,982

Total liabilities and stockholders’ equity	$4,930,899	$4,506,771

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	July 31,
	2016	2015

Revenues	$2,756,815	$1,705,861

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	896,059	774,109
General and administrative	2,182,078	1,477,617
Depreciation and amortization	151,049	143,459
Total operating expenses	3,229,186	2,395,185

Operating loss	(472,371)	(689,324)

Other income (expense):
Other income	57	3,733
Interest expense	(33,133)	(33,115)
Total other expense, net	(33,076)	(29,382)

Loss before income taxes	(505,447)	(718,706)

Income tax expense (benefit)	—	—

Net loss	$(505,447)	$(718,706)

Net loss per share allocable to common stockholders - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: basic and diluted	135,845,102	128,188,025

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED July 31, 2016

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2016	134,958,145	$134,958	$26,353,451	$(70,000)	$(24,605,427)	$1,812,982

Attorney fees associated with Registration Statement	—	—	(1,388)	—	—	(1,388)
Stock-based compensation	—	—	95,607	—	—	95,607
Warrant buyback	2,500,000	2,500	(196,500)	—	—	(194,000)
Shares issued for services	500,000	501	74,501	—	—	75,002
Net loss, three months ended July 31, 2016	—	—	—	—	(505,447)	(505,447)
Balance at July 31, 2016	137,958,145	$137,959	$26,325,671	$(70,000)	$(25,110,874)	$1,282,756

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(505,447)	$(718,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	—	31,889
Depreciation and amortization	151,049	143,459
Stock-based compensation	95,607	72,941
Warrant modification expense	—	6,000
Amortization of prepaid shares for services	7,015	—
Warrant buyback expense	206,000	—
Changes in operating assets and liabilities:
Accounts receivable	(580,913)	(259,509)
Prepaid expenses	(23,188)	18,221
Other assets	(23,001)	2
Accounts payable	409,498	275,321
Accrued expenses	73,293	44,581
Deferred rent	23,708	(4,000)
Refunds due students	11,055	69,418
Deferred revenue	189,800	(25,537)
Net cash provided by (used in) operating activities	34,476	(345,920)

Cash flows from investing activities:
Purchases of property and equipment	(179,117)	(105,503)
Purchases of courseware	(4,450)	(41,104)
Net cash used in investing activities	(183,567)	(146,607)

Cash flows from financing activities:
Warrant buyback	(400,000)	—
Payments for line of credit	247,000	5,794
Disbursements for equity offering costs	(1,388)	—
Net cash (used in) provided by financing activities	(154,388)	5,794

Net decrease in cash and cash equivalents	(303,479)	(486,733)

Cash and cash equivalents at beginning of period	783,796	2,159,463

Cash and cash equivalents at end of period	$480,317	$1,672,730

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Three Months Ended
	July 31,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,327	$28,876
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$75,002	$—
Common stock issued from conversion of notes	$—	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2016 and 2015, our cash flows for the three months ended July 31, 2016 and 2015, and our financial position as of July 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended April 30, 2016 as filed with the SEC on July 27, 2016. The April 30, 2016 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

B. Liquidity

On August 31, 2016, the Company announced that it recently closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank. (See Note 11)

At July 31, 2016, the Company had a cash balance of $480,317. The Company had cash provided from operating activities of $34,476.

On April 22, 2016, the Company issued 4,855,487 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced exercise price of $0.155 per share. The Company received gross proceeds of $752,500 from these exercises. As a condition of the warrant holders exercising their warrants, Mr. Michael Mathews, the Company’s Chairman of the Board and Chief Executive Officer, converted a $300,000 note and in connection with this conversion, Mr. Mathews was issued 1,591,053 shares of common stock. See Note 7. In November of 2015, our letter of credit with Department of Education was released freeing up approximately $1.1 million of cash. With the additional cash raised in the financings, the growth in revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan.

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2016 and April 30, 2016. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2016. As of July 31, 2016 and April 30, 2016, there were deposits totaling $292,764 and $1,224,863 respectively, held in two separate institutions greater than the federally insured limits.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

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

Refunds Due Students

The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. After deducting tuition and fees, the Company sends checks for the remaining balances to the students.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. Tuition revenue is recognized pro-rata over the applicable period of instruction. The Company allows a student to make three monthly tuition payments during each class. The Company maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the Company’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the Company recognizes as revenue the tuition that was not refunded. Since the Company recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the Company’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students annual fees for library, technology and other services, which are recognized over the related service period. Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenues may be recognized as sales occur or services are performed.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 22,421,102 and 15,897,313 common shares, warrants to purchase 10,464,657 and 28,871,757 common shares, and $350,000 and $650,000 of convertible debt (convertible into 907,143 and 1,207,143 common shares, respectively) were outstanding during three months ending July 31, 2016 and 2015, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Recent Accounting Pronouncements

There have been no new relevant pronouncements since those disclosed in the April 30, 2016 Consolidated Financial Statements.

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, the sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $0.19 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of July 31, 2016 and April 30, 2016, the balance of the account receivable, net of allowance, was $45,329.

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

Note 4. Property and Equipment

Property and equipment consisted of the following at July 31, 2016 and April 30, 2016:

	July 31,	April 30,
	2016	2016
Call center hardware	$33,731	$79,199
Computer and office equipment	73,674	67,773
Furniture and fixtures	155,453	114,964
Software	2,321,367	2,567,383
	2,584,225	2,829,319
Accumulated depreciation and amortization	(1,391,623)	(1,680,687)
Property and equipment, net	$1,192,602	$1,148,632

Software consisted of the following at July 31, 2016 and April 30, 2016:

	July 31,	April 30,
	2016	2016
Software	$2,321,367	$2,567,383
Accumulated amortization	(1,316,780)	(1,560,932)
Software, net	$1,004,587	$1,006,451

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three months ended July 31, 2016 and 2015:

	For the
	Three Months Ended July 31,
	2016	2015

Depreciation and Amortization Expense	135,147	124,770

Software Amortization Expense	124,180	113,832

The following is a schedule of estimated future amortization expense of software at July 31, 2016:

Year Ending April 30,
2017	$296,166
2018	291,477
2019	208,304
2020	138,462
2021	70,178
Total	$1,004,587

Note 5. Courseware

Courseware costs capitalized were $4,450 and $41,104 for the three months ended July 31, 2016 and 2015 respectively. During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization. There was no expense impact to this write-off.

Courseware consisted of the following at July 31, 2016 and April 30, 2016:

	July 31,	April 30,
	2016	2016
Courseware	$316,197	$319,267
Accumulated amortization	(132,717)	(124,335)
Courseware, net	$183,480	$194,932

Amortization expense of courseware for the three months ended July 31, 2016 and 2015:

	For the
	Three Months Ended July 31,
	2016	2015

Amortization Expense	$15,902	$18,688

The following is a schedule of estimated future amortization expense of courseware at July 31, 2016:

Year Ending April 30,
2017	$42,100
2018	50,072
2019	48,599
2020	34,757
2021	7,952
Total	$183,480

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 6. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these extensions.

Note 7. Convertible Notes, Convertible Notes – Related Party

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, bearing interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into common shares of the Company at the rate of $1.00 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. This loan (now a convertible promissory note) was originally due in February 2014.  The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $1.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications. On April 22, 2016, the CEO converted the loan and accrued interest into common stock. The loan was converted at $0.19 per share and the Company issued 1,591,053 shares of common stock.  The note modification was treated as a debt extinguishment under ASC 470-50. There was no gain or loss on this debt extinguishment. The Company evaluated the convertible notes and determined that, for the embedded conversion option there was no beneficial conversion value to record as the conversion price exceeded the fair market value of the common shares on the note issue dates.

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $0.35 per share (based on proceeds received on September 28, 2012 under a private placement at $0.35 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications.

Note 8. Commitments and Contingencies

Line of Credit

The Company maintains a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bears interest equal to the prime rate plus 0.50% (overall interest rate of 4.00% at July 31, 2016). The line of credit requires minimum monthly payments consisting of interest only. The line of credit is secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit is for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit become the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of July 31, 2016 was $248,783. Since the earliest the line of credit is due and payable is over a five year period and the Company believes that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit is included in long-term liabilities. The unused amount under the line of credit available to the Company at July 31, 2016 was $1,217. In September 2016, the line of credit with the bank was paid and terminated. (See Note 11)

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of July 31, 2016, no performance bonuses have been earned.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Legal Matters

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff is seeking the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter has been fully and finally settled as of June 2016 and has been dismissed. The Company accrued $87,500 in accordance with ASC 450-20-55-11 and is included in accrued expenses at April 30, 2016.  The amount owed was paid in the three months ended July 31, 2016.

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

July 31, 2016

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

Note 9. Stockholders’ Equity

Common Stock

On June 21, 2016, the Company issued 2,500,000 shares valued at $400,000 and made a cash payment of $400,000 to a warrant holder in exchange for the buyback of 13,451,613 warrants.  The Company re-valued the fair value of the warrants on the buyback date which equaled $594,000 and accordingly, the Company recorded an expense associated with the buyback of $206,000.

On July 31, 2016, the Company issued 500,000 shares to two IR firms for services.  200,000 shares were issued for services under a six month contract with a value of $30,000. 300,000 shares were issued for services under a one year contract with a value of $45,000.  The Company recorded a prepaid for the value of the services and is amortizing over the respective service periods.

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	23,916,270	$0.19	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered	(13,451,613)	0.16	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2016	10,464,657	$0.24	3.0	$—

Exercisable, July 31, 2016	10,464,657	$0.24	3.0	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

On June 24, 2016, the Company issued 2,500,000 shares and a cash payment of $400,000 to a warrant holder in exchange for 13,451,613 warrants as discussed above.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014, 16,300,000 effective September 2014, 20,300,000 effective November 2015 and 25,300,000 effective June 2016, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2016, there were 2,878,898 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended July 31, 2016 and 2015.

	July 31,
	2016	2015
Expected life (years)	4 - 6.5	4.0
Expected volatility	40.0% - 43.0%	43.3%
Weighted-average volatility	40.0%	43.3%
Risk-free interest rate	0.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2016, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	17,931,102	$0.21	3.3	—
Granted	4,300,000	$0.16	4.8	—
Exercised	—	—	—	—
Forfeited	(5,000)	$0.13	4.1	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2016	22,226,102	$0.19	3.4	$8,265

Exercisable, July 31, 2016	9,851,335	$0.21	1.8	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

On May 19, 2016, the Company granted to each of its eight non-employee directors 150,000 five-year stock options. The Company granted an additional 50,000 five-year stock options to the chairman of the Compensation Committee and to the chairman of the Audit Committee.  These options are exercisable at $0.16 and vest in three years.  For the directors receiving 150,000, the fair value was approximately $7,500 per grant and for the two directors receiving 200,000 options, the fair value on the date of grant was approximately $10,000.

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

As of July 31, 2016, there was approximately $547,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Company recorded compensation expense of $95,607 for the three months ended July 31, 2016 in connection with employee stock options. The Company recorded compensation expense of $72,941 for the three months ended July 31, 2015 in connection with employee stock options.

On September 12, 2016, the Company extended approximately 5 million options that were expiring in 2017.  The new expiration dates were extended three years.  The cost associated with these extensions is approximately $150,000, which represents the difference between the fair value of the options before the modification and the fair value immediately after the modification.  These extended options will vest over the next three years.  (See Note 11)

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during three months ended July 31, 2016 and 2015. The Company recorded no compensation expense for the three months ended July 31, 2016 in connection with non-employee stock options and no compensation expense for the three months ended July 31, 2015. There was no unrecognized compensation cost at July 31, 2016.

A summary of the Company's stock option activity for non-employees during the three months ended July 31, 2016, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	195,000	$0.3	0.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2016	195,000	$0.3	0.7	—

Exercisable, July 31, 2016	195,000	$0.3	0.7	—

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 11. Subsequent Events

On August 31, 2016, the Company announced that it recently closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank. Additionally, the Company paid a 2% origination fee and issued 750,000 common-stock warrants at an exercise price of $0.20 per share, which are redeemable by the Company if the closing price of its common stock averages at least $0.25 per share for 10 consecutive trading days.

In September 2016, the Company’s Chief Executive Officer extended $1,300,000 of notes payable to May 5, 2018 from February 2017.

On September 13, 2016, the Company extended approximately 5 million options that were expiring in 2017.  The new expiration dates were extended three years.  The cost associated with these extensions is approximately $150,000, which represents the difference between the fair value of the options before the modification and the fair value immediately after the modification.  These extended options will vest over three year periods beginning with the respective extension periods.

Effective September 14, 2016, Mr. Paul Schneier resigned as a director. The Company agreed to vest all of his outstanding options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 26, 2016 with the Securities and Exchange Commission, or the SEC.

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

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our degree-seeking students (56% as of July 31, 2016) were enrolled in Aspen’s School of Nursing.

Student Population Overview

Aspen’s degree-seeking student body increased year-over-year by 48% during the fiscal quarter ended July 31, 2016, from 3,609 to 5,332 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 44% of our degree-seeking student body at July 31, 2015, to 56% of our degree-seeking student body at July 31, 2016. Aspen’s School of Nursing grew from 1,604 to 2,988 student’s year-over-year, which represented 80% of Aspen’s degree-seeking student body growth. At July 31, 2016, Aspen’s School of Nursing included 1,497 students in the RN to BSN program and 1,491 students in the MSN program or the RN to MSN Bridge program.

New Student Enrollment and Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in mid-November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the degree seeking student body over the past eight quarters, including the recent quarter ending July 31, 2016.

	New Student Enrollments	Degree Seeking Student Body
Fiscal Quarter End October 31, 2014	265	2,811
Fiscal Quarter End January 31, 2015	315	3,011
Fiscal Quarter End April 30, 2015	444	3,309
Fiscal Quarter End July 31, 2015	410	3,609
Fiscal Quarter End October 31, 2015	557	4,015
Fiscal Quarter End January 31, 2016	550	4,412
Fiscal Quarter End April 30, 2016	572	4,818
Fiscal Quarter End July 31, 2016	621	5,332

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

Aspen University expects its total degree-seeking student body to continue its rapid growth and reach approximately 6,800 students by the end of the fiscal year, April 30, 2017. Therefore, the university is on pace to increase its student body by ~2,000 students on an annualized basis in fiscal year 2017 versus the previous pace of ~1,500 students a year ago. Note that in the seasonally slowest first quarter of fiscal year 2017, the student body increased by 514 degree-seeking students, meaning that the university is on track to exceed the forecast of ~2,000 students on an annualized basis.

Revenue Growth Recap

Since launching the debtless education solution in March 2014, Aspen University has become one of the fastest growing universities in the United States with record revenue acceleration in fiscal year 2016. Below is a chart reflecting the year-over-year percentage of revenue growth during Aspen’s previous six fiscal quarters:

Aspen University’s Revenue Acceleration

Revenue Growth
(y/o/y growth %)
Fiscal Quarter Ended April 30, 2015 (Q4 FY’15)	34%
Fiscal Quarter Ended July 31, 2015 (Q1 FY’16)	46%
Fiscal Quarter Ended October 31, 2015 (Q2 FY’16)	58%
Fiscal Quarter Ended January 31, 2016 (Q3 FY’16)	68%
Fiscal Quarter Ended April 30, 2016 (Q4 FY’16)	72%
Fiscal Quarter Ended July 31, 2016 (Q1 FY’17)	62%

Nursing Revenue Summary

Below is a summary of the Nursing degree-seeking student body as a percentage of the total degree-seeking student body over the past five fiscal quarters, as well as the Nursing degree-seeking revenue as a percentage of total revenues. Because Nursing students average more course completions per year and the average tuition price per course is higher (all Nursing courses are $975/course) as compared to non-Nursing students, Nursing students today represent 69% of total revenues (well ahead of today’s Nursing student body of 56%).

	Total Degree-Seeking Student Body	Nursing Degree-Seeking Student Body	Nursing Degree-Seeking Student Body (%)	Nursing Degree-Seeking Student Body - Revenue %*
Q1 FY'16	3,609	1,604	44%	53%
Q2 FY'16	4,015	1,935	48%	59%
Q3 FY'16	4,412	2,307	52%	62%
Q4 FY'16	4,818	2,622	54%	67%
Q1 FY'17	5,332	2,988	56%	69%

*Note that in previous quarterly filings, the Nursing revenue amounts and percentage differ from the above corrected disclosure.

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

As of July 31, 2016, Aspen had 1,737 students paying through a monthly payment plan, and 420 students paying through a monthly installment plan, for a total of 2,157 students paying tuition through a monthly payment method. Additionally, Aspen is currently on pace to add approximately 100 students/month net to its monthly payment programs through fiscal year 2017. The 1,737 students (as of July 31, 2016) paying tuition through a monthly payment plan represents total contractual value in excess of $15 million. Monthly recurring tuition cash payments for monthly payment programs is approximately $435,000 per month, as compared to approximately $100,000 per month a year ago.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out*

Courses Completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % Earned	28%	44%	66%	81%	100%

Marketing Efficiency Ratio**	2.6x	4.1x	6.1x	7.5x	9.2x
* Projection ** Based on current $759 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 9.2x, in other words a 9.2x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

Results of Operations

 For the Quarter Ended July 31, 2016 Compared with the Quarter Ended July 31, 2015

Revenue

Revenue from operations for the quarter ended July 31, 2016 (“2016 Quarter”) increased to $2,756,815 from $1,705,861 for the quarter ended July 31, 2015 (“2015 Quarter”), an increase of $1,050,954 or 62%.

New class starts begun in the 2016 quarter rose to 3,335 from 2,072 for the 2015 quarter, an increase of 61%.  The average tuition price of the new class starts rose to $805 for the 2016 quarter from $774 for the 2015 quarter, an increase of 4%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Quarter rose to $459,199 from $386,067 for the 2015 Quarter, an increase of $73,132 or 19%.

Note that instructional costs and services for the 2016 Quarter dropped to 17% of revenues, as compared to 23% of revenues for the 2015 Quarter.  As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services will continue to lag that of overall revenue growth as a result of the Company commencing in early-2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status. Depending upon how successful Aspen is in converting faculty to full-time status, we estimate annualized savings of over $500,000.

Marketing and Promotional

Marketing and promotional costs for the 2016 Quarter were $436,860 compared to $388,042 for the 2015 Quarter, an increase of $48,818 or 13%. The Company expects marketing and promotional costs to rise in future periods, given the planned spend rate increase to $180,000 per month in August 2016, with the funds available from the new $3 million line of credit.  Over the next 12 months, we expect to increase monthly marketing spend to $360,000.

Gross Profit rose to 62% of revenues or $1,720,674 for the 2016 Quarter from 47% of revenues or $799,232 for the 2015 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Quarter were $2,182,078 compared to $1,477,617 during the 2015 Quarter, an increase of $704,461 or 48%. A significant portion of this increase is the approximate $450,000 increase in payroll, primarily due to the headcount of our enrollment center increasing by 80% year-over-year.  The Company incurred $464,241 one-time, non-recurring expenses for the 2016 Quarter, including a non cash $206,000 expense associated with the surrender of warrants and a $69,000 expense resulting from a former employee litigation settlement.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Quarter rose to $151,049 from $143,459 for the 2015 Quarter, an increase of $7,590 or 5%.

Other Expense, net

Other expense, net for the 2016 Quarter increased to $33,076 from $29,382 in the 2015 Quarter, an increase of $3,694 or 13%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2016 Quarter was ($505,447) as compared to ($718,706) for the 2015 Quarter, a decrease in the loss of $213,259 or approximately 30%. Contributing to this lower loss was the increase in revenues in the 2016 Quarter growing at a higher rate than the increase of costs, offset by the non-recurring, one-time expenses of $464,241. The Company forecasts to achieve positive Net Income before the end of the 2017 fiscal year.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $464,241. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended July 31,
	2016	2015
Net loss	$(505,447)	$(718,706)
Interest Expense, net of interest income	33,076	33,115
Depreciation & Amortization	151,049	143,459
EBITDA (Loss)	(321,322)	(542,132)
Bad Debt Expense	—	31,889
Warrant buyback expense	206,000	—
Non-recurring charges	258,241	137,677
Stock-based compensation	95,607	72,941
Adjusted EBITDA (Loss)	$238,526	$(299,625)

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Quarter Ended
	July 31,
	2016	2015

Net cash provided by (used in) operating activities	$34,476	$(345,920)
Net cash used in investing activities	(183,567)	(146,607)
Net cash (used in) provided by financing activities	(154,388)	5,794
Net decrease in cash and cash equivalents	$(303,479)	$(486,733)

Net Cash Used in Operating Activities

Net cash provided in operating activities during the 2016 Quarter totaled $34,476 and resulted primarily by non-cash items of $459,671 and a net change in operating assets and liabilities of $80,252, reduced by the net loss of $505,447. The most significant item change operating assets and liabilities was an increase in accounts receivable of $580,913 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan.  The most significant non-cash items were depreciation and amortization expense of $151,049 and the warrant buyback expense of $206,000.

Aspen reached a critical milestone this quarter as this was the first quarter in which we generated cash from operations of $34,476.  We expect cash generation from operations to continue to grow in future quarters.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2016 Quarter totaled ($183,567) mostly attributed to the increase in software.

Net cash used in investing activities during the 2015 Quarter totaled ($146,607) and resulted primarily from capitalized technology expenditures included in property and equipment.

Net Cash Provided By Financing Activities

Net cash used by financing activities during the 2016 Quarter totaled ($154,388) which reflects the increase of the line of credit of $247,000 offset by the buyback of warrants for $400,000.

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

As of September 13, 2016, the Company had a cash balance of approximately $1.0 million. With the additional cash from the Company’s $3 million line of credit, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan and meet its operations for at least the next 12 months.   During the next 12 months, we expect to double our monthly marketing spend rate from $180,000 to $360,000, and spend $500,000 to enhance our computer systems to support our planned growth.

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

Related Party Transactions

See Note 10 to the unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding student growth, expected Marketing Efficiency Ratio, overall growth and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, competition, and ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 26, 2016. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There were no material changes to our legal proceedings as described in the Company’s Form 10-K during the period covered by this report.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective September 14, 2016, Mr. Paul Schneier resigned from the Company’s Board of Directors. By agreement with the Company, all of Mr. Schneier’s outstanding equity awards became fully vested upon his resignation.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

September 14, 2016	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 14, 2016	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	2012 Equity Incentive Plan, as amended	10-K	7/27/16	10.5
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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