Form 10-Q
period 2016-10-31
ASPEN GROUP, INC.
filed 2016-12-12
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 12, 2016
Common Stock, $0.001 par value per share	137,958,145 shares

SIGNATURES	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2016	2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$707,379	$783,796
Accounts receivable, net of allowance of $449,946 and $449,946, respectively	3,484,606	2,179,852
Prepaid expenses	142,939	123,055
Total current assets	4,334,924	3,086,703

Property and equipment:
Call center equipment	39,567	79,199
Computer and office equipment	80,171	67,773
Furniture and fixtures	216,652	114,964
Software	2,451,208	2,567,383
	2,787,598	2,829,319
Less accumulated depreciation and amortization	(1,515,529)	(1,680,687)
Total property and equipment, net	1,272,069	1,148,632
Courseware, net	170,481	194,932
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	54,415	31,175

Total assets	$5,877,218	$4,506,771

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2016	2016
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$618,763	$9,201
Accrued expenses	232,949	176,974
Deferred revenue	1,188,507	1,013,434
Refunds Due Students	278,227	110,883
Deferred rent, current portion	13,998	2,345
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	2,382,444	1,362,837

Bank Line of credit	—	1,783
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	300,000	300,000
Third party Line of Credit, net of discounts of $106,250 and $0	643,750	—
Warrant derivative liability	52,500	—
Deferred rent	38,029	29,169
Total liabilities	4,416,723	2,693,789

Commitments and contingencies - See Note 8

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized,
135,158,145 issued and 134,958,145 outstanding at April 30, 2016
138,158,145 issued and 137,958,145 outstanding at October 31, 2016	137,959	134,958
Additional paid-in capital	26,386,870	26,353,451
Treasury stock (200,000 shares)	(70,000)	(70,000)
Accumulated deficit	(24,994,334)	(24,605,427)
Total stockholders’ equity	1,460,495	1,812,982

Total liabilities and stockholders’ equity	$5,877,218	$4,506,771

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenues	$3,465,026	$1,913,161	$6,221,841	$3,619,022

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,234,856	867,801	2,130,915	1,641,910
General and administrative	1,919,653	1,610,202	4,101,731	3,087,819
Depreciation and amortization	139,005	148,258	290,055	291,717
Total operating expenses	3,293,514	2,626,261	6,522,701	5,021,446

Operating income (loss)	171,512	(713,100)	(300,860)	(1,402,424)

Other income (expense):
Other income	1,307	2,930	1,364	6,663
Interest expense	(56,278)	(34,250)	(89,411)	(67,365)
Total other expense, net	(54,971)	(31,320)	(88,047)	(60,702)

Income (loss) before income taxes	116,541	(744,420)	(388,907)	(1,463,126)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$116,541	$(744,420)	$(388,907)	$(1,463,126)

Net income (loss) per share allocable to common stockholders - basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per share allocable to common stockholders - diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	137,758,145	128,303,606	136,833,008	128,239,022
Weighted average number of common shares outstanding - diluted	145,683,166	128,303,606	136,833,008	128,239,022

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2016	134,958,145	$134,958	$26,353,451	$(70,000)	$(24,605,427)	$1,812,982

Attorney fees associated with Registration Statement	—	—	(1,917)	—	—	(1,917)
Stock-based compensation	—	—	157,335	—	—	157,335
Warrant buyback	2,500,000	2,500	(196,500)	—	—	(194,000)
Shares issued for services	500,000	501	74,501	—	—	75,002
Net loss, Six Months ended October 31, 2016	—	—	—	—	(388,907)	(388,907)
Balance at October 31, 2016	137,958,145	$137,959	$26,386,870	$(70,000)	$(24,994,334)	$1,460,495

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(388,907)	$(1,463,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	—	99,188
Depreciation and amortization	290,055	291,717
Stock-based compensation	157,335	128,987
Warrant modification expense	—	6,000
Amortization of debt discounts	6,250	—
Amortization of prepaid shares for services	35,000	47,600
Warrant buyback expense	206,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,304,754)	(594,794)
Prepaid expenses	20,118	1,809
Other assets	(23,240)	(7,267)
Accounts payable	609,562	312,004
Accrued expenses	55,974	58,931
Deferred rent	20,513	(6,300)
Refunds due students	167,344	179,638
Deferred revenue	175,073	67,105
Net cash provided by (used in) operating activities	26,323	(878,508)

Cash flows from investing activities:
Purchases of property and equipment	(382,490)	(214,019)
Purchases of courseware	(6,550)	(63,634)
Net cash used in investing activities	(389,040)	(277,653)

Cash flows from financing activities:
Warrant buyback	(400,000)	—
Borrowing of bank line of credit	247,000	5,794
Repayment of bank line of credit	(248,783)	—
Third party line of credit	750,000	—
Third party line of credit financing costs	(60,000)	—
Disbursements for equity offering costs	(1,917)	(679)
Net cash provided by financing activities	286,300	5,115

Net decrease in cash and cash equivalents	(76,417)	(1,151,046)

Cash and cash equivalents at beginning of period	783,796	2,159,463

Cash and cash equivalents at end of period	$707,379	$1,008,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,656	$58,017
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$75,002	$47,600
Warrant derivative liability	$52,500	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 57% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2016 and 2015, our cash flows for the six months ended October 31, 2016 and 2015, and our financial position as of October 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

B. Liquidity

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank. (See Note 8)

At October 31, 2016, the Company had a cash balance of approximately $700,000. The Company had cash provided from operating activities of $26,323.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of beneficial conversion features in convertible debt, valuation of derivative instruments, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2016 and April 30, 2016. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2016. As of October 31, 2016 and April 30, 2016, there were deposits totaling $426,487 and $1,224,863 respectively, held in two separate institutions greater than the federally insured limits.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

The Company has revenues from students outside the United States representing 3.5% of the revenues for the quarter ended October 31, 2016.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 22,197,979 and 16,857,313 common shares, warrants to purchase 11,214,659 and 28,871,757 common shares, and $350,000 and $650,000 of convertible debt (convertible into 907,143 and 1,207,143 common shares, respectively) were outstanding during three months ending October 31, 2016 and 2015, respectively, but during certain periods were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive, as noted in the chart below.

Basic and diluted income per share for the three months ended October 31, 2016, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$116,541	$116,541
Convertible debt interest	—	8,021
	$116,541	$124,562

Denominator
Weighted average common shares outstanding	137,758,145	137,758,145
Convertible debt	—	907,143
Warrants and options	—	7,017,878
	137,758,145	145,683,166

Net income per share	$0.00	$0.00

Recent Accounting Pronouncements

There have been no new relevant pronouncements since those disclosed in the April 30, 2016 Consolidated Financial Statements.

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. HEMG’s president is Mr. Patrick Spada, the former Chairman of the Company, the sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly.  Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 654,850 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $0.19 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of October 31, 2016 and April 30, 2016, the balance of the account receivable, net of allowance, was $45,329.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014, despite due demand for same. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 654,850 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $0.155 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 8 and 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Note 4. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at October 31, 2016 and April 30, 2016:

	October 31,	April 30,
	2016	2016
Call center hardware	$39,567	$79,199
Computer and office equipment	80,171	67,773
Furniture and fixtures	216,652	114,964
Software	2,451,208	2,567,383
	2,787,598	2,829,319
Accumulated depreciation and amortization	(1,515,529)	(1,680,687)
Property and equipment, net	$1,272,069	$1,148,632

Software consisted of the following at October 31, 2016 and April 30, 2016:

	October 31,	April 30,
	2016	2016
Software	$2,451,208	$2,567,383
Accumulated amortization	(1,429,668)	(1,560,932)
Software, net	$1,021,540	$1,006,451

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three and six months ended October 31, 2016 and 2015:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Depreciation and Amortization Expense	$123,906	$130,154	$259,054	$254,925

Software Amortization Expense	$112,888	$118,237	$237,067	$232,069

The following is a schedule of estimated future amortization expense of software at October 31, 2016:

Year Ending April 30,
2017	$198,363
2018	317,445
2019	234,272
2020	164,430
2021	107,030
Total	$1,021,540

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Note 5. Courseware

Courseware costs capitalized were $6,550 and $63,634 for the six months ended October 31, 2016 and 2015 respectively. During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization. In subsequent periods, certain other fully expired courseware has been written off in the same way. There is no expense impact for such write-offs.

Courseware consisted of the following at October 31, 2016 and April 30, 2016:

	October 31,	April 30,
	2016	2016
Courseware	$318,297	$319,267
Accumulated amortization	(147,816)	(124,335)
Courseware, net	$170,481	$194,932

Amortization expense of courseware for the three and six months ended October 31, 2016 and 2015:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Amortization Expense	$15,099	$18,104	$31,001	$36,792

The following is a schedule of estimated future amortization expense of courseware at October 31, 2016:

Year Ending April 30,
2017	$27,246
2018	50,492
2019	49,019
2020	35,177
2021	8,547
Total	$170,481

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

October 31, 2016

(Unaudited)

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

Note 8. Commitments and Contingencies

Line of Credit

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank as noted below. Additionally, the Company paid a 2% origination fee of $60,000 and issued 750,000 common-stock warrants at an exercise price of $0.20 per share, which are redeemable by the Company if the closing price of its common stock averages at least $0.25 per share for 10 consecutive trading days.  The origination fee and $52,500 value of the 750,000 warrants (see note 11) were recorded as debt discounts to be amortized over the term of the line.  Amortization expense was $6,250 as of October 31, 2016.

The Company maintained a line of credit with a bank, up to a maximum credit line of $250,000.  In September 2016, the line of credit with the bank was paid and terminated.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of October 31, 2016, no performance bonuses have been earned.

Legal Matters

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff sought the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter has been fully and finally settled for $69,000 as of June 2016 and has been dismissed. The Company accrued $87,500 in accordance with ASC 450-20-55-11 and is included in accrued expenses at April 30, 2016.  The amount owed was paid in the six months ended October 31, 2016.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

October 31, 2016

(Unaudited)

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

Note 9. Stockholders’ Equity

Common Stock

On June 21, 2016, the Company issued 2,500,000 shares valued at $400,000 and made a cash payment of $400,000 to a warrant holder in exchange for the buyback of 13,451,611 warrants.  The Company re-valued the fair value of the warrants on the buyback date which equaled $594,000 and accordingly, the Company recorded an expense associated with the buyback of $206,000.

On July 31, 2016, the Company issued 500,000 shares to two IR firms for services.  200,000 shares were issued for services under a six month contract with a value of $30,000. 300,000 shares were issued for services under a one year contract with a value of $45,000.  The Company recorded a prepaid for the value of the services and is amortizing over the respective service periods.

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	23,916,270	$0.19	—	616,335
Granted	750,000	0.20	—	37,500
Exercised	—	—	—	—
Forfeited	(13,451,611)	0.16	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2016	11,214,659	$0.24	2.0	$653,835

Exercisable, October 31, 2016	11,214,659	$0.24	2.0	$653,835

On June 24, 2016, the Company issued 2,500,000 shares and a cash payment of $400,000 to a warrant holder in exchange for 13,451,611 warrants as discussed above.

On August 31, 2016, the Company announced that it had closed on a $3 million credit line with its largest shareholder. The Company paid a 2% origination fee of $60,000 and issued 750,000 common-stock warrants at an exercise price of $0.20 per share, which are redeemable by the Company if the closing price of its common stock averages at least $0.25 per share for 10 consecutive trading days.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 9,300,000 shares, 14,300,000 effective July 2014, 16,300,000 effective September 2014, 20,300,000 effective November 2015 and 25,300,000 effective June 2016, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2016, there were 3,102,021 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the six months ended October 31, 2016 and 2015.

October 31,
2016
Expected life (years)	4-6.5
Expected volatility	40-43%
Weighted-average volatility	0.38%
Risk-free interest rate	0.00%
Dividend yield	n/a
Expected forfeiture rate

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

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2016, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	17,931,102	$0.21	3.3	—
Granted	4,300,000	$0.16	4.9	—
Exercised		—	—	—
Forfeited	(228,123)	$0.01	1.4	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2016	22,002,979	$0.18	3.16	$1,557,341

Exercisable, October 31, 2016	9,839,872	$0.21	1.57	$557,660

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

October 31, 2016

(Unaudited)

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

As of October 31, 2016, there was approximately $583,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Company recorded compensation expense of $157,335 for the six months ended October 31, 2016 in connection with employee stock options. The Company recorded compensation expense of $128,987 for the six months ended October 31, 2015 in connection with employee stock options.

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

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during six months ended October 31, 2016 and 2015. The Company recorded no compensation expense for the six months ended October 31, 2016 in connection with non-employee stock options. There was no unrecognized compensation cost at October 31, 2016.

A summary of the Company's stock option activity for non-employees during the six months ended October 31, 2016, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	195,000	$0.28	0.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2016	195,000	$0.29	0.43	$4,500

Exercisable, October 31, 2016	195,000	$0.29	0.43	$4,500

Note 10. Related Party Transactions

See Note 3 for discussion of secured note and account receivable to related parties and see Notes 6 and 7 for discussion of loans payable and convertible notes payable to related parties.

Note 11. Fair Value Measurements – Warrant Derivative liability

 The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 input are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at October 31, 2016 which related to 750,000 warrants which contained price protection:

	Carrying
	Value at
	October 31,	Fair value Measurements at October 31, 2016
	2016	(Level 1)	(Level 2)	(Level 3)

Warrant Derivative Liability	$52,500	$—	$—	$52,500

The following is a summary of activity of Level 3 liabilities for the six-month period ended October 31, 2016:

Balance April 30, 2016	$—
Initial valuation of warrant derivative liability	52,500
Change in valuation of warrant derivative liability	—
Balance October 31, 2016	$52,500

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company intends to provide notice to the warrant holder that they would redeem any unexercised warrants within 30 days in accordance with the warrant terms as the Company’s common stock trading average was at least twenty-five cents over ten consecutive trading days. Accordingly, the fixed monetary redemption value of $0.07 indicates the fair value as of October 31, 2016.

There were no changes in the valuation techniques during the three and six month periods ended October 31, 2016.

Note 12. Subsequent Event

On November 18, 2016, under the 2012 Equity incentive Plan the Company granted 500,000 five-year options to each of the two new directors elected at the annual meeting held that month. These options are exercisable at $0.27 per share. The options were valued at $40,000 each and vest over a three year term, subject to continued service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 27, 2016 with the Securities and Exchange Commission, or the SEC.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries (including Aspen), unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

Company Overview

Founded in 1987, Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 57% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our active degree-seeking students (68% as of October 31, 2016) were enrolled in Aspen’s School of Nursing.

Student Population Overview*

Aspen’s active degree-seeking student body increased year-over-year by 54% during the fiscal quarter ended October 31, 2016, from 2,422 to 3,726 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 57% of our active degree-seeking student body at October 31, 2015, to 68% at October 31, 2016. Aspen’s School of Nursing grew from 1,379 to 2,538 student’s year-over-year, which represented 89% of Aspen’s active degree-seeking student body growth. At October 31, 2016, Aspen’s School of Nursing included 1,493 active students in the RN to BSN program and 1,045 active students in the MSN program or the RN to MSN Bridge program.

* Note: Aspen has revised its degree seeking student body definition to only report “Active Degree-Seeking Students.” “Active Degree-Seeking Students” are defined as students who were enrolled in a course during the quarter reported, or are registered for an upcoming course. Aspen is using this definition going forward because it’s more closely aligned with the definitions used by other publicly traded, for-profit institutions.

New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the active degree seeking student body over the past seven quarters, including the recent quarter ending October 31, 2016.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal Quarter End April 30, 2015	444	1,989
Fiscal Quarter End July 31, 2015	410	2,153
Fiscal Quarter End October 31, 2015	557	2,422
Fiscal Quarter End January 31, 2016	550	2,704
Fiscal Quarter End April 30, 2016	572	2,932
Fiscal Quarter End July 31, 2016	621	3,252
Fiscal Quarter End October 31, 2016	811	3,726

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall active student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by approximately 1,320 Active Nursing students – net of student graduations and withdrawals (or ~110/month). Aspen’s BSN program accounts for 68% of that growth, as that program is on pace to increase on an annualized basis by approximately 900 students – net (or ~75/month).

Aspen University expects its total active degree-seeking student body to continue its rapid growth and reach approximately 4,500 students by the end of the fiscal year, April 30, 2017. Therefore, the university is on pace to increase its active student body by ~1,600 students on an annualized basis in fiscal year 2017 versus the previous pace of ~950 active students a year ago, an improvement of 68% year-over-year.

Nursing Revenue Summary

Below is a summary of the Nursing active degree-seeking student body as a percentage of the total active degree-seeking student body over the past six fiscal quarters, as well as the Nursing degree-seeking revenue as a percentage of total revenues. Because Nursing average more course completions per year and the average tuition price per course is higher (all Nursing courses are $975/course) as compared to non-Nursing students, Nursing students today represent 71% of total revenues.

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)	Nursing Degree-Seeking Active Student Body – Revenue %*
Quarter ended July 31, 2015	2,153	1,098	51%	53%
Quarter ended October 31, 2015	2,422	1,379	57%	59%
Quarter ended January 31, 2016	2,704	1,663	62%	62%
Quarter ended April 30, 2016	2,932	1,882	64%	67%
Quarter ended July 31, 2016	3,252	2,144	66%	69%
Quarter ended October 31, 2016	3,726	2,538	68%	71%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 59% of courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of October 31, 2016, Aspen had 1,970 active students paying through a monthly payment plan, and 238 students paying through a monthly installment plan, for a total of 2,208 active students paying tuition through a monthly payment method. Additionally, Aspen is currently on pace to add approximately 75 active students/month net to its monthly payment programs through fiscal year 2017. Monthly recurring tuition cash payments for monthly payment programs is approximately $550,000 per month, as compared to approximately $150,000 per month a year ago.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis *	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out

Courses Completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % Earned	28%	44%	66%	81%	100%

Marketing Efficiency Ratio**	2.7x	4.3x	6.4x	7.9x	9.7x
* Projection ** Based on current $718 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 9.7x, in other words a 9.7x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

Results of Operations

For the Quarter Ended October 31, 2016 Compared with the Quarter Ended October 31, 2015

Revenue

Revenue from operations for the quarter ended October 31, 2016 (“2016 Quarter”) increased to $3,465,026 from $1,913,161 for the quarter ended October 31, 2015 (“2015 Quarter”), an increase of $1,551,865 or 81%.

New class starts begun in the 2016 quarter rose to 3,730 from 2,238 for the 2015 quarter, an increase of 67%.  The average tuition price of the new class starts rose to $819 for the 2016 quarter from $786 for the 2015 quarter, an increase of 4%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Quarter rose to $547,863 from $384,854 for the 2015 Quarter, an increase of $163,009 or 42%.

Note that instructional costs and services for the 2016 Quarter dropped to 16% of revenues, as compared to 20% of revenues for the 2015 Quarter.  As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services will continue to lag that of overall revenue growth as a result of the Company commencing in early-2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status. Depending upon how successful Aspen is in converting faculty to full-time status, we estimate annualized savings of over $500,000.

Marketing and Promotional

Marketing and promotional costs for the 2016 Quarter were $686,993 compared to $482,947 for the 2015 Quarter, an increase of $204,046 or 42%. The Company expects marketing and promotional costs to rise in future periods, given we expect to increase monthly marketing spend to approximately $360,000 by the end of the 2017 fiscal year.

Gross Profit rose to 61% of revenues or $2,102,183 for the 2016 Quarter from 48% of revenues or $909,019 for the 2015 Quarter.

Costs and Expenses

General and Administrative

General and Administrative costs for the 2016 Quarter were $1,919,653 compared to $1,610,202 during the 2015 Quarter, an increase of $309,451 or 19%. A significant portion of this increase is the approximate $360,000 increase in payroll, primarily due to the headcount of our enrollment center increasing by 82% year-over-year. General and Administrative costs as a percentage of revenue for the 2016 Quarter declined to 55% compared to 84% during the 2015 Quarter.

From a sequential perspective, excluding the extraordinary one-time, non-recurring and other expenses incurred in the July 30, 2016 quarter of $269,000 ($206,000 expense associated with the surrender of warrants and a $69,000 expense resulting from a former employee litigation settlement), General and Administrative costs only rose by $12,575.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Quarter declined to $139,005 from $148,258 for the 2015 Quarter, a decrease of $9,253 or 6%.

Other Expense, net

Other expense, net for the 2016 Quarter increased to $54,971 from $31,320 in the 2015 Quarter, an increase of $23,651 or 76%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income

Net Income for 2016 Quarter was $116,541 as compared to a loss of ($744,420) for the 2015 Quarter, an improvement of $860,961 or approximately 116%. Contributing to this improvement was the year-over-year increase in revenues of $1,551,865 or 81% in the 2016 Quarter growing at a significantly higher rate than the increase of General and Administrative costs of only 19%.

For the Six Months Ended October 31, 2016 Compared with the Six Months Ended October 31, 2015

Revenue

Revenue from operations for the six months ended October 31, 2016 (“2016 Period”) increased to $6,221,841 from $3,619,022 for the six months ended October 31, 2015 (“2015 Period”), an increase of $2,602,819 or 72%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2016 Period rose to $1,007,062 from $770,921 for the 2015 Period, an increase of $236,141 or 31%.

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

Marketing and Promotional

Marketing and promotional costs for the 2016 Period were $1,123,853 compared to $870,989 for the 2015 Period, an increase of $252,864 or 29%. The Company expects marketing and promotional costs to rise in future periods, given we expect to increase monthly marketing spend to approximately $360,000 by the end of the 2017 fiscal year.

Gross Profit rose to 61% of revenues or $3,822,857 for the 2016 Quarter from 47% of revenues or $1,708,251 for the 2015 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2016 Period were $4,101,731 compared to $3,087,819 during the 2015 Period, an increase of $1,013,912 or 33%. A significant portion of this increase is the increase in payroll, as well as $206,000 for the warrant surrender incurred in the quarter ending July 31, 2016.

Depreciation and Amortization

Depreciation and amortization costs for the 2016 Period decreased to $290,055 from $291,717 for the 2015 Period, a decrease of $1,662 or 1%.

Other Income (Expense)

Other income for the 2016 Period decreased to $1,364 from $6,663 in the 2015 Period, a decrease of $5,299 or 80%. Interest expense increased to $89,411 from $67,365, an increase of $22,046 or 33%, the increase primarily to higher interest paid for the third party line of credit.

Income Taxes

Income taxes expense (benefit) for the 2016 Period and 2015 Period was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2016 Period was ($388,907) as compared to ($1,463,126) for the 2015 Period, a decrease in the loss of $1,074,219, or approximately 73%. Contributing to this lower loss was the increase in revenues and gross profits in the 2016 Period, as well as lower proportional increase in G&A expenses relative to the increase in revenues.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring and other charges of $97,384. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended
	October 31,
	2016	2015
Net income (loss)	$116,541	$(744,420)
Interest Expense, net of interest income	54,971	31,320
Depreciation & Amortization	139,005	148,258
EBITDA (loss)	310,517	(564,842)
Bad Debt Expense	—	67,299
Non-recurring and Other Charges	97,384	162,145
Stock-based compensation	61,728	56,046
Adjusted EBITDA (Loss)	$469,629	$(279,352)

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Six Months Ended
	October 31,
	2016	2015

Net cash provided by (used in) operating activities	$26,323	$(878,508)
Net cash used in investing activities	(389,040)	(277,653)
Net cash provided by financing activities	286,300	5,115
Net increase (decrease) in cash and cash equivalents	$(76,417)	$(1,151,046)

Net Cash Provided by (Used in) Operating Activities

Net cash provided in operating activities during the 2016 Period totaled $26,323 and resulted primarily by non-cash items of $692,905 and a net change in operating assets and liabilities of $277,674, reduced by the net loss of $388,907. The most significant item change operating assets and liabilities was an increase in accounts receivable of $1,304,754 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan.  The most significant non-cash items were depreciation and amortization expense of $290,055 and the warrant buyback expense of $206,000.

Net cash used in operating activities during the 2015 Period totaled ($878,508) and resulted primarily from a net loss from continuing operations of ($1,463,126) offset by non-cash items of $573,491 and a net change in operating assets and liabilities of $11,127 Depreciation and amortization of $291,716 was the most significant non-cash change and an increase of $594,794 in accounts receivable was the most significant change in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2016 Period totaled ($389,040) mostly attributed to the increase in software.

Net cash used in investing activities during the 2015 Period totaled ($277,653) and resulted primarily from capitalized technology expenditures included in property and equipment.

Net Cash Provided By Financing Activities

Net cash used by financing activities during the 2016 Period totaled $286,300 which reflects the increase due to the new $3,000,000 line of credit, of which $750,000 has been drawn, offset by the buyback of warrants for $400,000.

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

As of December 12, 2016, the Company had a cash balance of approximately $1.0 million. With the additional cash from the Company’s $3 million line of credit, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its long-term business plan and meet its operations for at least the next 12 months. During the next 12 months, we expect to double our monthly marketing spend rate from $180,000 to $360,000, and spend $500,000 to enhance our computer systems to support our planned growth.

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

For accounts receivable from primary payers other than students, Aspen estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, Aspen uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. Aspen may also record a general allowance as necessary.

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts.

Related Party Transactions

See Note 10 to the unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our unaudited consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding student growth, projected Marketing Efficiency Ratio, overall growth and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, regulatory issues, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 27, 2016. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective September 14, 2016, Mr. Paul Schneier resigned from the Company’s Board of Directors. Additionally, effective August 29, 2016, Mr. David Pasi resigned from the Company’s Board of Directors. By agreement with the Company, all of Mr. Schneier’s and Mr. Pasi’s outstanding equity awards became fully vested upon their resignations.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

December 12, 2016	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 12, 2016	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation, as amended	S-1	10/18/14	3.1
3.2	Bylaws	8-K	3/19/12	2.7
3.3	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	2012 Equity Incentive Plan, as amended	10-K	7/27/16	10.5
10.2	Form of Letter Agreement	8-K	9/7/16	2.1
10.3	Form of Revolving Promissory Note	8-K	9/7/16	2.2
10.4	Form of Warrant	8-K	9/7/16	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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