Form 10-Q
period 2017-01-31
ASPEN GROUP, INC.
filed 2017-03-09
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 9, 2017
Common Stock, $0.001 par value per share	11,515,394

SIGNATURES	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$897,098	$783,796
Accounts receivable, net of allowance of $369,947 and $449,946, respectively	4,536,672	2,179,852
Prepaid expenses	94,342	123,055
Total current assets	5,528,112	3,086,703

Property and equipment:
Call center equipment	33,794	79,199
Computer and office equipment	86,496	67,773
Furniture and fixtures	231,706	114,964
Software	2,091,660	2,567,383
	2,443,656	2,829,319
Less accumulated depreciation and amortization	(1,107,836)	(1,680,687)
Total property and equipment, net	1,335,820	1,148,632
Courseware, net	156,818	194,932
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Other assets	56,416	31,175

Total assets	$7,122,495	$4,506,771

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2017	2016
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$884,311	$9,201
Accrued expenses	282,085	176,974
Deferred revenue	1,576,077	1,013,434
Refunds due students	235,795	110,883
Deferred rent, current portion	13,025	2,345
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	3,041,293	1,362,837

Bank line of credit	—	1,783
Loan payable officer - related party	1,000,000	1,000,000
Convertible notes payable - related party	300,000	300,000
Third party line of credit, net of discounts of $96,875 and $0	1,153,125	—
Warrant derivative liability	52,500	—
Deferred rent	35,807	29,169
Total liabilities	5,582,725	2,693,789

Commitments and contingencies - See Note 8

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized, 11,500,679 issued and 11,484,012 outstanding at January 31, 2017, 11,263,179 issued and 11,246,512 outstanding at April 30, 2016	11,484	11,247
Additional paid-in capital	26,585,243	26,477,162
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(24,986,957)	(24,605,427)
Total stockholders’ equity	1,539,770	1,812,982

Total liabilities and stockholders’ equity	$7,122,495	$4,506,771

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenues	$3,735,626	$2,164,031	$9,957,467	$5,783,053

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,359,131	995,526	3,490,046	2,637,436
General and administrative	2,133,074	1,659,133	6,228,554	4,746,953
Program review expense	25,000	—	25,000	—
Depreciation and amortization	132,727	151,597	422,782	443,314
Total operating expenses	3,649,932	2,806,256	10,166,382	7,827,703

Operating income (loss)	85,694	(642,225)	(208,915)	(2,044,650)

Other income (expense):
Other income	1,684	1,414	3,047	8,077
Interest expense	(80,001)	(34,153)	(175,662)	(101,518)
Total other expense, net	(78,317)	(32,739)	(172,615)	(93,441)

Income (loss) before income taxes	7,377	(674,964)	(381,530)	(2,138,091)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$7,377	$(674,964)	$(381,530)	$(2,138,091)

Net income (loss) per share allocable to common stockholders - basic	$0.00	$(0.06)	$(0.03)	$(0.20)

Net income (loss) per share allocable to common stockholders - diluted	$0.00	$(0.06)	$(0.03)	$(0.20)

Weighted average number of common shares outstanding: basic	11,467,345	10,694,730	11,419,270	10,689,300

Weighted average number of common shares outstanding: diluted	13,040,970	10,694,730	11,419,270	10,689,300

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit
Balance at April 30, 2016	11,246,512	$11,247	$26,477,162	$(70,000)	$(24,605,427)	$1,812,982

Attorney fees associated with registration statement	—	—	(4,017)	—	—	(4,017)
Stock-based compensation	—	—	253,833	—	—	253,833
Warrant buyback	208,333	208	(194,208)	—	—	(194,000)
Shares issued for services	29,167	29	52,473	—	—	52,502
Net loss, nine Months ended January 31, 2017	—	—	—	—	(381,530)	(381,530)
Balance at January 31, 2017	11,484,012	$11,484	$26,585,243	$(70,000)	$(24,986,957)	$1,539,770

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(381,530)	$(2,138,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(25,680)	170,677
Depreciation and amortization	422,782	443,314
Stock-based compensation	253,833	223,657
Warrant modification expense	—	6,000
Amortization of debt discounts	15,625	—
Amortization of prepaid shares for services	52,500	50,400
Warrant buyback expense	206,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,331,140)	(1,168,549)
Prepaid expenses	28,715	771
Other assets	(25,241)	(18,407)
Accounts payable	875,110	406,116
Accrued expenses	105,111	107,874
Deferred rent	17,318	(7,751)
Refunds due students	124,912	219,003
Deferred revenue	562,643	345,185
Net cash (used in) provided by operating activities	(99,042)	(1,359,801)

Cash flows from investing activities:
Purchases of property and equipment	(565,306)	(317,068)
Purchases of courseware	(6,550)	(81,634)
Increase in restricted cash	—	1,122,485
Net cash (used in) provided by investing activities	(571,856)	723,783

Cash flows from financing activities:
Repurchase of shared under settlement agreement	—	(5,838)
Warrant buyback	(400,000)	—
Borrowing of bank line of credit	247,000	5,794
Payments for line of credit	(248,783)	—
Third party line of credit	1,250,000	—
Third party line of credit financing costs	(60,000)	—
Disbursements for equity offering costs	(4,017)	(679)
Net cash (used in) provided by financing activities	784,200	(723)

Net increase (decrease) in cash and cash equivalents	113,302	(636,741)

Cash and cash equivalents at beginning of period	783,796	2,159,463

Cash and cash equivalents at end of period	$897,098	$1,522,722

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine Months Ended
	January 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$145,105	$87,787
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$62,002	$50,400
Warrant derivative liability	$52,500	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiary, the “Company” or “Aspen”) is a holding company. Its subsidiary Aspen University Inc. (“Aspen University”) was organized in 1987. On March 13, 2012, the Company was recapitalized in a reverse merger. All references to the Company or Aspen before March 13, 2012 are to Aspen University.

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2017 and 2016, our cash flows for the nine months ended January 31, 2017 and 2016, and our financial position as of January 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

B. Liquidity

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank and then drew down $500,000 in January 2017. (See Note 8)

At January 31, 2017, the Company had a cash balance of approximately $897,000.

On April 22, 2016, the Company issued 404,624 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced exercise price of $1.86 per share. The Company received gross proceeds of $752,500 from these exercises. As a condition of the warrant holders exercising their warrants, Mr. Michael Mathews, the Company’s Chairman of the Board and Chief Executive Officer, converted a $300,000 note and in connection with this conversion, Mr. Mathews was issued 132,588 shares of common stock. (See Note 7) With the additional cash raised in the financings, the growth in revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to implement its current business.

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2017 and April 30, 2016. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2017. As of January 31, 2017 and April 30, 2016, there were deposits totaling $388,222 and $1,224,863 respectively, held in two separate institutions greater than the federally insured limits.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

The Company has revenues from students outside the United States representing 3.2% of the revenues for the quarter ended January 31, 2017.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 1,963,481 and 1,404,776 common shares, warrants to purchase 934,555 and 2,405,980 common shares, and $350,000 of convertible debt (convertible into 75,596 common shares) were outstanding at January 31, 2017 and 2016, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive, as noted in the chart below.

Basic and diluted income per share for the three months ended January 31, 2017, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$7,377	$7,377
Convertible debt interest	—	4,010
	$7,377	$11,387

Denominator
Weighted average common shares outstanding	11,467,345	11,467,345
Convertible debt	—	75,596
Warrants and options	—	1,498,029
	11,467,345	13,040,970

Net income per share	$0.00	$0.00

Recent Accounting Pronouncements

There have been no new relevant pronouncements since those disclosed in the April 30, 2016 Consolidated Financial Statements.

Note 3. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of January 31, 2017 and April 30, 2016, the balance of the account receivable, net of allowance, was $45,329.

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 54,571 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $1.86 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 8 and 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

Note 4. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at January 31, 2017 and April 30, 2016:

	January 31,	April 30,
	2017	2016
Call center hardware	$33,794	$79,199
Computer and office equipment	86,496	67,773
Furniture and fixtures	231,706	114,964
Software	2,091,660	2,567,383
	2,443,656	2,829,319
Accumulated depreciation and amortization	(1,107,836)	(1,680,687)
Property and equipment, net	$1,335,820	$1,148,632

Software consisted of the following at January 31, 2017 and April 30, 2016:

	January 31,	April 30,
	2017	2016
Software	$2,091,660	$2,567,383
Accumulated amortization	(1,027,210)	(1,560,932)
Software, net	$1,064,450	$1,006,451

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three and nine months ended January 31, 2017 and 2016:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Depreciation and amortization Expense	$119,064	$135,084	$378,118	$390,010

Software amortization Expense	$105,914	$122,619	$342,938	$354,688

The following is a schedule of estimated future amortization expense of software at January 31, 2017:

Year Ending April 30,
2017	$102,280
2018	347,210
2019	264,037
2020	194,195
2021	156,728
Total	$1,064,450

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

Note 5. Courseware

Courseware costs capitalized were $6,550 and $81,634 for the nine months ended January 31, 2017 and 2016 respectively. During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization. In subsequent periods, certain other fully expired courseware has been written off in the same way. There is no expense impact for such write-offs.

Courseware consisted of the following at January 31, 2017 and April 30, 2016:

	January 31,	April 30,
	2017	2016
Courseware	$272,727	$319,267
Accumulated amortization	(115,909)	(124,335)
Courseware, net	$156,818	$194,932

Amortization expense of courseware for the three and nine months ended January 31, 2017 and 2016:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Amortization expense	$13,663	$16,513	$44,664	$53,304

The following is a schedule of estimated future amortization expense of courseware at January 31, 2017:

Year Ending April 30,
2017	$13,583
2018	50,492
2019	49,019
2020	35,177
2021	8,547
Total	$156,818

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

Note 7. Convertible Notes, Convertible Notes – Related Party

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, bearing interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into common shares of the Company at the rate of $12.00 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. This loan (now a convertible promissory note) was originally due in February 2014.  The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

On March 13, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note due March 31, 2013, bearing interest at 0.19% per annum. The note is convertible into common shares of the Company at the rate of $12.00 per share upon five days written notice to the Company. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications. On April 22, 2016, the CEO converted the loan and accrued interest into common stock. The loan was converted at $2.28 per share and the Company issued 132,588 shares of common stock.  The note modification was treated as a debt extinguishment under ASC 470-50. There was no gain or loss on this debt extinguishment. The Company evaluated the convertible note and determined that, for the embedded conversion option there was no beneficial conversion value to record as the conversion price exceeded the fair market value of the common shares on the note issue date.

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note is convertible into shares of common stock of the Company at a rate of $4.20 per share (based on proceeds received on September 28, 2012 under a private placement at $4.20 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications.

Note 8. Commitments and Contingencies

Line of Credit

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank as noted below. Additionally, the Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days.  The origination fee and $52,500 value of the 62,500 warrants (see Note 11) were recorded as debt discounts to be amortized over the term of the line. Amortization expense was $15,625 for the nine months ended January 31, 2017. In January of 2017, the company drew an additional $500,000. At January 31, 2017 there was available credit of $1,750,000.

The Company maintained a line of credit with a bank, up to a maximum credit line of $250,000.  In September 2016, the line of credit with the bank was paid and terminated.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of January 31, 2017, no performance bonuses have been earned.

Legal Matters

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff sought the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter has been fully and finally settled for $69,000 as of June 2016 and has been dismissed. The Company accrued $87,500 in accordance with ASC 450-20-55-11 and was included in accrued expenses at April 30, 2016.  The amount owed was paid in the nine months ended January 31, 2017.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

JANUARY 31, 2017

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

Subsequent to a program review by the Department of Education (“DOE”) during calendar year 2013, the Company recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In November 2013, the Company returned a total of $102,810 of Title IV funds to the DOE. In the two most recent fiscal years (2015 and 2016), Aspen's compliance audit reflected no material findings related to the 2013 program review findings.

On February 8, 2017, the DOE issued a Final Program Review Determination (“FPRD”) letter related to the 2013 program review. The FRPD includes a summary of the non-compliance areas and calculations of amounts due for the 126 students that they reviewed. We have 45 days to appeal the amounts calculated and we are currently preparing that appeal. We recognize that we will owe some amount in the range from $80,000 to $360,000. In accordance with ASC 450-20, we have recorded a minimum liability of $80,000 at January 31, 2017. Of that amount, $55,000 was recorded against the accounts receivable reserve and $25,000 was expensed.

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

Note 9. Stockholders’ Equity

Common Stock

On June 21, 2016, the Company issued 208,333 shares valued at $400,000 and made a cash payment of $400,000 to a warrant holder in exchange for the buyback of 1,120,968 warrants. The Company re-valued the fair value of the warrants on the buyback date which equaled $594,000 and accordingly, the Company recorded an expense associated with the buyback of $206,000.

On July 31, 2016, the Company issued 29,167 shares to two IR firms for services.  16,667 shares were issued for services under a six month contract with a value of $30,000. 12,500 shares were issued for services under a one year contract with a value of $22,500. The Company recorded a prepaid for the value of the services and is amortizing over the respective service periods.

Following approval from its shareholders, on January 10, 2017, the Company effected 1-for-12 reverse split of its common stock. All references to common shares and per-share data for all periods presented in this report have been retroactively adjusted to give effect to this reverse split.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, April 30, 2016	1,993,023	$2.28	—	$1,054,450
Granted	62,500	2.40	—	78,125
Exercised	—	—	—	—
Forfeited	(1,120,968)	1.92	—	—
Expired	—	—	—	—
Balance outstanding, January 31, 2017	934,555	$2.88	1.8	$1,132,575

Exercisable, January 31, 2017	934,555	$2.88	1.8	$1,132,575

On June 24, 2016, the Company issued 208,333 shares and a cash payment of $400,000 to a warrant holder in exchange for 1,120,968 warrants as discussed above.

On August 31, 2016, the Company announced that it had closed on a $3 million credit line with its largest shareholder. The Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

Immediately following the closing of the Reverse Merger, on March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 effective November 2015 and 2,108,333 shares effective June 2016, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2017, there were 144,853 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the nine months ended January 31, 2017.

January 31,
2017
Expected life (years)	4-6.5
Expected volatility	40-43%
Risk-free interest rate	0.00%
Dividend yield	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2017, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, April 30, 2016	1,494,259	$2.76	0.6	$2,020,711
Granted	538,333	$2.40	4.5	694,390
Exercised		—	—	—
Forfeited	(85,361)	$3.72	1.9	—
Expired	—	—	—	—
Balance outstanding, January 31, 2017	1,947,231	$2.28	3.09	$2,715,101

Exercisable, January 31, 2017	1,891,540	$2.28	1.86	$1,375,198

On May 19, 2016, the Company granted to each of its eight non-employee directors 12,500 five-year stock options. The Company granted an additional 4,167 five-year stock options to the chairman of the Compensation Committee and to the chairman of the Audit Committee.  These options are exercisable at $1.92 and vest in three years.  For the directors receiving 12,500, the fair value was approximately $7,500 per grant and for the two directors receiving 16,667 options, the fair value on the date of grant was approximately $10,000.

On June 20, 2016, the Company granted 2,500 options to an employee.  The fair value was approximately $5,000 and vest over 3 years.

On June 23, 2016, the Company granted 166,667 stock options to the Chief Operating Officer, 58,333 stock options to the Chief Academic Officer and 25,000 to the Chief Financial Officer. The five-year options are exercisable at a price of $1.99 and vest over three years. On the date of grant, the grant to the Chief Operating Officer had a fair value of approximately $100,000, the grant to the Chief Academic Officer had a fair value of approximately $35,000 and the grant to the Chief Financial Officer had a fair value of approximately $15,000.

On September 12, 2016, the Company extended approximately 420,000 options that were expiring in 2017. The new expiration dates were extended three years.  The cost associated with these extensions is approximately $150,000, which represents the difference between the fair value of the options before the modification and the fair value immediately after the modification.  These extended options will vest over the next three years.

On October 1, 2016, the Company granted 20,417 options to a pool of employees. The fair value was approximately $17,000 and the options vest over 3 years.

On November 18, 2016, under the Plan the Company granted 41,667 five-year options to each of the two new directors elected at the annual meeting held that month. These options are exercisable at $3.24 per share. The options were valued at $40,000 each and vest over a three year term, subject to continued service.

On January 6, 2017, the Company granted 69,583 options to a pool of employees. The fair value was approximately $225,000 and the options vest over three years.

As of January 31, 2017, there was approximately $477,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

The Company recorded compensation expense of $253,833 for the nine months ended January 31, 2017 in connection with employee stock options. The Company recorded compensation expense of $223,657 for the nine months ended January 31, 2016 in connection with employee stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during nine months ended January 31, 2017 and 2016. The Company recorded no compensation expense for the nine months ended January 31, 2017 and January 31, 2016 in connection with non-employee stock options. There was no unrecognized compensation cost at January 31, 2017.

A summary of the Company's stock option activity for non-employees during the nine months ended January 31, 2017, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, April 30, 2016	16,250	$3.48	0.20	$8,550
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance outstanding, January 31, 2017	16,250	$3.48	0.20	$8,550

Exercisable, January 31, 2017	16,250	$3.48	0.20	$8,550

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at January 31, 2017 which related to 62,500 warrants which contained price protection:

	Carrying
	Value at
	January 31,	Fair value Measurements at January 31, 2017
	2017	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability	$52,500	$—	$—	$52,500

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

(Unaudited)

The following is a summary of activity of Level 3 liabilities for the nine-month period ended January 31, 2017:

Balance April 30, 2016	$—
Initial valuation of warrant derivative liability	52,500
Change in valuation of warrant derivative liability	—
Balance January 31, 2017	$52,500

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company intends to provide notice to the warrant holder that they would redeem any unexercised warrants within 30 days in accordance with the warrant terms as the Company’s common stock trading average was at least twenty-five cents over ten consecutive trading days. Accordingly, the fixed monetary redemption value of $0.84 indicates the fair value as of January 31, 2017.

There were no changes in the valuation techniques during the three and nine month period ended January 31, 2017.

Note 12. Subsequent Event

 On March 8, 2017, Aspen entered into a letter of intent to acquire a regionally accredited for profit university for $9 million. The letter of intent is non binding in material respects except for a no shop and certain other aspects. It is subject to a number of contingencies including execution of a Merger Agreement within 60 days and there is an important financial contingency that must be met by the end of calendar 2017. In furtherance of this possible acquisition, the Company has agreed to lend $900,000 to the target with the loan guaranteed by its principal owner. The Company also entered into a Marketing Consulting Agreement with this university. If the Merger Agreement is not entered into within 60 days or the parties otherwise terminate the proposed merger, the $900,000 and 8% per annum interest is immediately due. Otherwise it is a credit towards the $2.5 million cash due at closing. The Company will draw the $900,000 from the third party line of credit.

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

All references to “we,” “our,” “us,” and “Aspen” refer to Aspen Group, Inc. and its subsidiary, Aspen University Inc. (“University”) unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

Company Overview

Founded in 1987, Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 57% of our adjunct professors hold doctorate degrees.

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

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our active degree-seeking students (71% as of January 31, 2017) were enrolled in Aspen University’s School of Nursing.

Student Population Overview*

Aspen’s active degree-seeking student body increased year-over-year by 50% during the fiscal quarter ended January31, 2017, from 2,704 to 4,065 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 62% of our active degree-seeking student body at January 31, 2016, to 71% at January 31, 2017. Aspen’s School of Nursing grew from 1,663 to 2,899 student’s year-over-year, which represented 91% of Aspen’s active degree-seeking student body growth. At January 31, 2017, Aspen’s School of Nursing included 1,771 active students in the RN to BSN program and 1,128 active students in the MSN program or the RN to MSN Bridge program.

* Note: Aspen has revised its degree seeking student body definition to only report “Active Degree-Seeking Students.” “Active Degree-Seeking Students” are defined as students who were enrolled in a course during the quarter reported, or are registered for an upcoming course. Aspen is using this definition going forward because it is more closely aligned with the definitions used by other publicly traded, for-profit institutions.

New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the active degree seeking student body over the past seven quarters, including the recent quarter ending January 31, 2017.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal quarter end July 31, 2015	410	2,153
Fiscal quarter end October 31, 2015	557	2,422
Fiscal quarter end January 31, 2016	550	2,704
Fiscal quarter end April 30, 2016	572	2,932
Fiscal quarter end July 31, 2016	621	3,252
Fiscal quarter end October 31, 2016	811	3,726
Fiscal quarter end January 31, 2017	825	4,064

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

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)	Nursing Degree-Seeking Active Student Body – Revenue %*
Quarter ended October 31, 2015	2,422	1,379	57%	59%
Quarter ended January 31, 2016	2,704	1,663	62%	62%
Quarter ended April 30, 2016	2,932	1,882	64%	67%
Quarter ended July 31, 2016	3,252	2,144	66%	69%
Quarter ended October 31, 2016	3,726	2,538	68%	71%
Quarter ended January 31, 2017	4,064	2,899	71%	71%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 61% of courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of January 31, 2017, Aspen had 2,329 active students paying through a monthly payment plan, and 247 students paying through a monthly installment plan, for a total of 2,575 active students paying tuition through a monthly payment method. Additionally, Aspen is currently on pace to add approximately 90 active students/month net to its monthly payment programs through fiscal year 2017. Monthly recurring tuition cash payments for monthly payment programs are approximately $650,000 per month, as compared to approximately $150,000 per month 18 months ago.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis *	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out

Courses completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % earned	28%	44%	66%	81%	100%

Marketing efficiency ratio**	2.6x	4.0x	6.0x	7.4x	9.1x
* Projection ** Based on current $768 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 9.1x, in other words a 9.1x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

Results of Operations

For the Quarter Ended January 31, 2017 Compared with the Quarter Ended January 31, 2016

Revenue

Revenue from operations for the quarter ended January 31, 2017 (“2017 Quarter”) increased to $3,735,626 from $2,164,031 for the quarter ended January 31, 2016 (“2016 Quarter”), an increase of $1,571,595 or 73%.

New class starts begun in the 2017 quarter rose to 4,652 from 2,753 for the 2016 quarter, an increase of 69%.  The average tuition price of the new class starts rose to $815 for the 2017 quarter from $795 for the 2016 quarter, an increase of 3%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Quarter rose to $694,884 from $505,205 for the 2016 Quarter, an increase of $189,679 or 38%.

Note that instructional costs and services for the 2017 Quarter dropped to 19% of revenues, as compared to 23% of revenues for the 2016 Quarter.  As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services will continue to lag that of overall revenue growth as a result of the Company commencing in early-2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status. Depending upon how successful Aspen is in converting faculty to full-time status, we estimate annualized savings of over $500,000.

Note that on a sequential basis, Instructional costs and services rose by $147,421 as a result of a 25% sequential increase of course completions and resulting from Aspen converting 3 additional adjunct professors to full-time faculty in the School of Nursing. The full benefit of these full-time faculty conversions will be reflected in future quarters once these conversions take full effect.

Marketing and Promotional

Marketing and promotional costs for the 2017 Quarter were $664,247 compared to $490,321 for the 2016 Quarter, an increase of $173,926 or 35%. The Company expects marketing and promotional costs to rise in future periods, given we expect to increase monthly marketing spend to approximately $360,000 during the 2018 fiscal year.

Gross Profit rose to 60% of revenues or $2,256,918 for the 2017 Quarter from 48% of revenues or $1,029,373 for the 2016 Quarter.

Costs and Expenses

General and Administrative

General and Administrative costs for the 2017 Quarter were $2,133,074 compared to $1,659,133 during the 2016 Quarter, an increase of $473,941 or 29%. A significant portion of this increase is the approximate $389,000 increase in payroll, primarily due to the headcount of our enrollment center increasing by 90% year-over-year. Investor relation expenses also increased $78,000. General and Administrative costs as a percentage of revenue for the 2017 Quarter declined to 57% compared to 77% during the 2016 Quarter.

From a sequential perspective, General and Administrative costs rose by $213,421 as a result of Aspen increasing its headcount in its enrollment center to 40 at the end of January, a quarter earlier than forecasted.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Quarter declined to $132,727 from $151,597 for the 2016 Quarter, a decrease of $18,870 or 12%.

Other Expense, net

Other expense, net for the 2017 Quarter increased to $78,317 from $32,739 in the 2016 Quarter, an increase of $45,578 or 139%. This increase is due to interest paid on the third party line of credit.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income

Net Income for 2017 Quarter was $7,377 as compared to a loss of ($674,964) for the 2016 Quarter, an improvement of $682,341 or approximately 101%. Contributing to this improvement was the year-over-year increase in revenues of $1,571,595 or 73% in the 2017 Quarter growing at a significantly higher rate than the increase of General and Administrative costs of only 29%. The 2017 Quarter was the second consecutive quarter that Aspen generated net income.

For the Nine Months Ended January 31, 2017 Compared with the Nine Months Ended January 31, 2016

Revenue

Revenue from operations for the nine months ended January 31, 2017 (“2017 Period”) increased to $9,957,467 from $5,783,053 for the nine months ended January 31, 2016 (“2016 Period”), an increase of $4,174,414 or 72%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consist of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Period rose to $1,701,945 from $1,276,125 for the 2016 Period, an increase of $425,820 or 33%.

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

Marketing and Promotional

Marketing and promotional costs for the 2017 Period were $1,788,101 compared to $1,361,311 for the 2016 Period, an increase of $426,790 or 31%. The Company expects marketing and promotional costs to rise in future periods, given we expect to increase monthly marketing spend to approximately $360,000 during the 2018 fiscal year.

Gross Profit rose to 61% of revenues or $6,079,774 for the 2017 Quarter from 47% of revenues or $2,737,625 for the 2016 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Period were $6,228,554 compared to $4,746,953 during the 2016 Period, an increase of $1,481,601 or 31%. A significant portion of this increase is the increase in payroll, as well as $206,000 for the warrant surrender incurred in the quarter ending July 31, 2016.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Period decreased to $422,782 from $443,314 for the 2016 Period, a decrease of $20,532 or 5%.

Other Income (Expense)

Other income for the 2017 Period decreased to $3,047 from $8,077 in the 2016 Period, a decrease of $5,030 or 62%. Interest expense increased to $175,662 from $101,518, an increase of $74,144 or 73%. This increase is primarily due to interest paid for the third party line of credit.

Income Taxes

Income taxes expense (benefit) for the 2017 Period and 2016 Period was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2017 Period was ($381,530) as compared to ($2,138,091) for the 2016 Period, a decrease in the loss of $1,756,561, or approximately 82%. Contributing to this lower loss was the increase in revenues and gross profits in the 2017 Period, as well as lower proportional increase in General and Administrative expenses relative to the increase in revenues. Since Aspen had net income for the second and third quarters of 2017, the net loss stemmed solely from the first fiscal quarter.

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

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $146,809. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended
	January 31,
	2017	2016
Net income (loss)	$7,377	$(674,964)
Interest expense, net of interest income	78,317	32,739
Depreciation & amortization	132,727	151,597
EBITDA (loss)	218,421	(490,628)
Bad debt expense	(25,680)	71,489
Non-recurring charges	146,809	147,681
Stock-based compensation	96,498	94,670
Adjusted EBITDA (Loss)	$436,048	$(176,788)

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Nine Months Ended
	January 31,
	2017	2016

Net cash provided by (used in) operating activities	$(99,042)	$(1,359,801)
Net cash provided by (used in) investing activities	(571,856)	723,783
Net cash provided by (used in)financing activities	784,200	(723)
Net increase (decrease) in cash and cash equivalents	$113,302	$(636,741)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities during the 2017 Period totaled ($99,042) and resulted primarily by non-cash items of $925,740 and a net change in operating assets and liabilities of ($668,252), reduced by the net loss of $381,530. The most significant item change operating assets and liabilities was an increase in accounts receivable of $2,331,140 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $422,782 and stock compensation expense of $253,833.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the 2017 Period totaled ($571,856) mostly attributed to the increase in software.

Net cash provided by investing activities during the 2016 Period totaled $723,783 and resulted primarily from the release of the DOE letter of credit offset by capitalized technology expenditures included in property plant and equipment.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities during the 2017 Period totaled $784,200 which reflects the increase due to the new $3,000,000 line of credit, of which $1,250,000 has been drawn, offset by the buyback of warrants for $400,000.

Net cash used in financing activities during the 2016 Period totaled ($723) which resulted primarily from a net increase in the line of credit at our bank offset by purchase of shared under a settlement agreement.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.

As of March 9, 2017, the Company had a cash balance of approximately $1.0 million. With the additional cash from the Company’s $3 million line of credit, the growth in the Company revenues and improving operating margins, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures as our business is currently operating for at least the next 12 months. In order to close the contemplated acquisition (as disclosed under Note 12 to the unaudited consolidated financial statements contained herein), the Company will be required to obtain an additional line of credit or other access to capital.

Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

Critical Accounting Policies and Estimates

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. There were no material changes to our principal accounting estimates during the period covered by this report.

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

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

March 9, 2017	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 9, 2017	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended				Filed
10.1	Employment Agreement with Michael Mathews dated November 2, 2016*				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Management contract or compensatory plan or arrangement.

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