Form 10-K
period 2017-04-30
ASPEN GROUP, INC.
filed 2017-07-25
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-55107

ASPEN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1933597
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1660 South Albion Road, Suite 525, Denver, CO	80222
Address of Principal Executive Offices	Zip Code

(303) 333-4224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $30.4 million based on $3.00.

The number of shares outstanding of the registrant’s classes of common stock, as of July 24, 2017 was 13,612,354 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended April 30, 2017.

PART I

ITEM 1. BUSINESS.

Aspen Group, Inc., or Aspen Group, owns 100% of Aspen University Inc., a Delaware corporation, or Aspen or Aspen University.  All references to the “Company,”  “we,” “our” and “us” refer to Aspen Group, unless the context otherwise indicates.

Description of Business

Aspen Group, Inc. (“Aspen Group”) is a post-secondary education company with an overarching vision of making higher education affordable again in America. To date, Aspen Group’s sole operating subsidiary has been Aspen University, Inc., doing business as Aspen University. On May 18, 2017, Aspen Group announced it had entered into a definitive agreement to acquire United States University (“USU”), a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. The transaction is subject to customary closing conditions and regulatory approvals by the U.S. Department of Education (“DOE”), WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be December 2017.

The remainder of this management discussion will focus on Aspen University.

Founded in 1987, Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 54% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor’s degree students (except RN to BSN) the opportunity to pay $250/month for 72 months ($18,000), nursing bachelor’s degree students (RN to BSN) $250/month for 39 months ($9,750), master’s degree students $325/month for 36 months ($11,700) and doctoral students $375 per month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition option versus taking out a federal financial aid loan.

Since the March 2014 monthly payment education announcement, 65% of courses are now paid for through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan described above in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course). As of April 30, 2017, Aspen has 3,060 students paying tuition through either of the monthly payment methods. Of those, 2,801 of those students are paying tuition through a monthly payment plan representing total contractual value of $26.5 million, which today equates to approximately $780,000 of monthly recurring tuition revenue.

Aspen offers certificate programs and associate, bachelor’s, master’s and doctoral degree programs in a broad range of areas, including nursing, business, education, technology, and professional studies. In terms of student body growth during fiscal year 2017, Aspen’s active degree-seeking student body grew by 1,749 students or 60%, from 2,932 to 4,681 students.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our degree-seeking students (72% as of April 30, 2017 compared to 54% as of April 30, 2016) were enrolled in Aspen’s School of Nursing. Aspen’s School of Nursing grew during fiscal year 2017 by 1,481 students or 79%, from 1,882 to 3,363 students, which represents 85% of Aspen’s student body growth.

On November 10, 2014, Aspen University announced that the Commission on Collegiate Nursing Education (“CCNE”) had awarded accreditation to its Bachelor of Science in Nursing program (RN to BSN) through December 31, 2019. CCNE is officially recognized by the DOE and is a nongovernmental accrediting agency, which provides specialized accreditation for nursing programs by ensuring the quality and integrity of nursing education in preparing effective nurses.

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

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall active student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by approximately 1,500 Active Nursing students – net of student graduations and withdrawals (or ~125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,080 students – net (or ~90/month).

Aspen University expects its total active degree-seeking student body to continue its rapid growth and reach approximately 7,000 students by the end of the fiscal year, April 30, 2018. Therefore, the university is on pace to increase its active student body by ~2,300 students on an annualized basis in fiscal year 2018 versus the previous pace of ~1,750 active students a year ago, an improvement of 30% year-over-year.

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

Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support. We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools. Fifty-four percent of our adjunct faculty members hold a doctorate degree. One-on-one contact with our highly experienced faculty brings knowledge and great perspective to the learning experience. Faculty members are available by telephone and email to answer questions, discuss assignments and provide help and encouragement to our students.

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

According to the Integrated Postsecondary Education Data System (“IPEDS”) data managed by the DOE, the number of students that took at least one online course in the most recent studies was about 5.5 million — roughly one-quarter of the total enrollment. Among those 5.5 million students, about 2.6 million were enrolled in fully online programs — the rest took some traditional courses, some online. Additionally, the share of graduate students enrolled in fully online programs was twice as high as the share of undergraduates — 22 to 11 percent.

Competition

There are more than 4,200 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with online universities. Our online university competitors that are publicly traded include: American Public Education, Inc. (Nasdaq: APEI), DeVry Inc. (NYSE: DV), Grand Canyon Education, Inc. (Nasdaq: LOPE), Capella Education Company (Nasdaq: CPLA), and Bridgepoint Education, Inc. (NYSE: BPI). American Public Education, Inc. and Capella Education Company are wholly online while the others are not. Based upon public information, Apollo Group, which includes University of Phoenix, is the market leader with University of Phoenix having degreed enrollments of 135,900 in November 2016 (based upon APOL’s Form 10-Q filed on January 9, 2017 for the period ending November 30, 2016). As of April 30, 2017, Aspen had 4,681 active degree-seeking students enrolled, respectively. These competitors have substantially more financial and other resources.

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

Doctorate of Science in Computer Science

Doctorate in Education Leadership and Learning with specializations in K-12, Higher Education, Organizational Leadership, Organizational Psychology, and Health Care Administration

Doctor of Nursing Practice

Sales and Marketing

Following Mr. Michael Mathews becoming Aspen’s Chief Executive Officer in May 2011, Mr. Mathews and his team made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about Aspen’s Internet marketing program is that we have no plans in the near future to utilize third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads. Aspen’s executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow Aspen to cost-effectively drive all prospective student leads internally. This is a competitive advantage for Aspen because third-party leads are typically unbranded and non-exclusive (lead generation firms typically sell prospective student leads to multiple universities), therefore the conversion rate for those leads tends to be appreciably lower than internally generated, Aspen branded, proprietary leads.

Employees

As of July 24, 2017, we had 138 full-time employees, and 133 adjunct professors, of which 54% are doctorally prepared. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

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

Regulation

Students attending Aspen finance their education through a combination of individual resources, corporate reimbursement programs and federal student financial assistance funds available through Aspen’s participation in the Title IV Programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Further, regulatory compliance is also expensive. Beyond the internal costs, compliance with the extensive regulatory requirements also involves engagement of outside regulatory professionals.

For the fiscal year ended April 30, 2017, approximately 21% of our cash-basis revenues for eligible tuition and fees were derived from the Title IV Programs. To participate in Title IV Programs, a school must, among other things, be:

•

Authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado);

•

Accredited by an accrediting agency recognized by the Secretary of the DOE; and

•

Certified as an eligible institution by the DOE.

State Authorization

Based on regulations issued by the DOE in 2011, Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer postsecondary education to students in that state. The institution must be able to document state approval for distance education if requested by the DOE. This regulation was considered a significant departure from the state authorization procedures followed by most, if not all, institutions before its enactment. On July 12, 2011, a federal judge for the U.S. District Court for the District of Columbia vacated the portion of the DOE’s state authorization regulation that requires online education providers to obtain any required authorization from all states in which their students reside, finding that the DOE had failed to provide sufficient notice and opportunity to comment on the requirement. An appellate court affirmed that ruling on June 5, 2012 and therefore this regulation is currently invalid.

However, on July 25, 2016, the DOE issued a Notice of Proposed Rulemaking (“NPRM”) concerning new regulations governing the requirements for state authorization for distance education. Similar to the 2011 Rules, the proposed regulations required institutions to meet all state requirements for legally offering distance education in any state in which they are offering distance education courses as a condition of institutional eligibility to participate in the Title IV Programs. If an institution does not hold authorization in a state that requires it to do so, students in that state would not be eligible to receive Title IV Program funds for enrollment in distance education programs offered by the institution in the state. The NPRM also proposed that Title IV Program eligibility and funding be contingent upon an institution being able to demonstrate that it is subject to an adequate state student complaint procedure. To date, the DOE has not indicated which state complaint procedures, if any, it considers to be inadequate. In addition, the NPRM required institutions to make a significant number of consumer disclosures regarding their distance education programs including disclosures regarding licensure and certification requirements, state authorization, student complaints, adverse actions by state and accreditation agencies, and refund policies. On December 16, 2016, DOE issued the final rule related to this NPRM. Although the final rule is similar to what DOE proposed on July 25, 2016, it surprisingly provides that the State Authorization Reciprocity Agreement (“SARA”) would not satisfy the basic authorization requirements of the rule. SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. When the NPRM was released, there appeared to be broad consensus that the regulations would support the multi-state SARA arrangement as satisfying the requirement that institutions obtain authorization in each state where they are required to be authorized. However, the final rule effectively removes SARA from the definition of a “State authorization reciprocity agreement” for the purpose of complying with the new regulations. This is significant because we are an approved SARA institution.

The rest of the final rule remains largely unchanged from the NPRM. As in the proposed rule, the final rule requires institutions to meet all state requirements for legally offering distance education in any state in which institutions are offering distance education courses, but only to the extent the state has any such requirements. Also, while the language of the rule appears to make state authorization for distance learning a condition of institutional eligibility in the Title IV Programs, the preamble to the final rule clarifies that failure to hold a required authorization in a state will only result in inability to disburse Title IV Program funds to eligible students who are enrolled in distance learning programs while present in that state, rather than institution-wide. In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state.

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

Additionally, Aspen is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020.

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

Accreditation by the DEAC is important to the University for several reasons. Other institutions depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by the DOE is necessary for eligibility to participate in the Title IV Programs. From time to time, DEAC adopts or makes changes to its policies, procedures and standards. If we fail to comply with any of DEAC’s requirements, our accreditation status and, therefore, our eligibility to participate in the Title IV Programs could be at risk. On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

In addition to institutional accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. In our case, Aspen’s Master of Science in Nursing and Bachelor of Science in Nursing programs hold specialized accreditation from the CCNE. CCNE is officially recognized by DOE and provides specialized accreditation for nursing programs. In our case, accreditation of specific nursing programs by CCNE signifies that those programs have met the additional standards of that agency. If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.

State Education Licensure and Regulation

As an institution of higher education that grants degrees and certificates, we are required to be authorized by applicable state education authorities which exercise regulatory oversight of our institution. In addition, in order to participate in the Title IV Programs, we must be authorized by the applicable state education agencies.

We are an approved institutional participant in SARA. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council (NCSARA) and administered by four regional education compacts. There is a yearly renewal for participating in NC-SARA and CO-SARA and institutions must agree to meet certain requirements to participate. Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in 49 states. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by DOE. While we do not believe that any of the states in which we are currently licensed or authorized, other than Colorado, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Colorado Department of Higher Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the DOE, and many require the posting of surety bonds. In non-SARA states, regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. Laws, regulations, or interpretations related to online education could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

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

Aspen’s mission is to offer students the opportunity to fund their education without relying on student loans. In March 2014, Aspen launched a $250 monthly payment plan for bachelor students and a $325 monthly payment plan for master students, and subsequently a $375 monthly payment plan for doctoral students. Since initiation of this mission, 65% of our courses are paid through monthly payment methods (based on courses started over the last 90 days).

When our students borrow from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. For the fiscal year ended April 30, 2017, approximately 21% of our cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen students self-finance all or a portion of their education. Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

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

The DOE regulations also add an administrative capability standard related to the existing requirement that students must have a high school diploma or its recognized equivalent in order to be eligible for Title IV Program aid. Under the administrative capability standard, institutions must develop and follow procedures for evaluating the validity of a student’s high school diploma if the institution or the Secretary of Education has reason to believe that the student’s diploma is not valid.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

•

Require the repayment of Title IV Program funds;

•

Transfer the institution from the “advance” system of payment of Title IV Program funds to cash monitoring status or to the “reimbursement” system of payment;

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

On December 16, 2016, DOE issued a final rule that requires institutions to meet all state requirements for legally offering distance education in any state in which the institution is offering distance education courses. The rule will be effective on July 1, 2018.

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

Although Aspen believes it will meet the minimum composite score necessary to meet the Financial Ratio standard for fiscal year 2017, the DOE may determine that Aspen’s calculation is incorrect, and/or it may determine that Aspen continues to not meet other financial responsibility standards. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:

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

Return of Title IV Program Funds. Under the DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance with the Title IV Program requirements.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Aspen. An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE. For Aspen’s most recent fiscal year ending April 30, 2017, approximately 21% of our revenue was derived from Title IV Programs.

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

If the DOE notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, the institution’s participation in the Direct Loan Program and the Federal Pell Grant Program ends 30 days after the notification, unless the institution appeals in a timely manner to that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in Title IV ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen’s official cohort default rates 2011, 2012 and 2013 are 3%, 12.5% and 6.4%, respectively.

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

Gainful Employment. Under the Higher Education Act, only proprietary school programs that lead to gainful employment in a recognized occupation are eligible to participate in Title IV Program funding. The DOE’s Gainful Employment (“GE”) regulations define the requirements that programs at proprietary institutions must meet in order to be considered a GE program that is eligible for Title IV Program funding. After an earlier version of the GE Rules was vacated by a federal court in July 2012, the DOE initiated a new negotiated rulemaking process in 2013. The negotiators failed to reach consensus in establishing new GE Rules, and the DOE published a new proposed GE rule in March 2014 for public comment. The final GE regulations were published on October 31, 2014 and went into effect on July 1, 2015. Under the regulations, all GE programs must meet certain metrics regarding their graduates’ debt-to-earnings (“D/E”) ratios to maintain Title IV Program eligibility. Specifically, the 2015 regulations include two debt-to-earnings metrics.

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

However, an institution that timely filed a Notice of Intent to submit an alternate earnings appeal is not required to issue the student warnings until after the DOE has reviewed the appeal and issued a final rates determination. The earnings appeal element of the rule was intended to become effective immediately following the issuance of rates in January 2017, but was delayed once in March, and again in June, 2017. On June 30th, the DOE issued a Notice in the Federal Register indicating that it would delay the July 1st deadline for submitting an alternate earnings appeal until new processes are established for those appeals. The DOE stated that it would provide additional guidance within 30 days. In the meantime, programs that filed an intent to appeal are not required to issue the student warnings and were granted additional time to complete the appeals process.

The GE Regulations also include certain disclosure requirements, which were scheduled to become effective on January 1st, 2017. The GE Rule’s disclosure provisions require institution to provide disclosures to students on their websites about each of their GE programs using a template developed by the DOE for this purpose. Each GE program’s disclosure must include information such as the occupations that the program prepares students to enter, total program cost, on-time completion rate, job placement rate (if the institution is required to calculate the rate by their state or accreditation agency), and median loan debt of students who complete the program, among other items. The new disclosure template was published in January 2017, but the deadline for publishing the templates was extended until July 1st. However, in conjunction with the delay issued on June 30th, the requirement to issue the disclosure template was also delayed, in part. The disclosure requirement consists of three forms of disclosure: 1) inclusion of the template, or a prominent link to the template, on any web page containing academic, cost, financial aid, or admissions information about a GE program maintained by or on behalf of an institution; 2) inclusion of the template, or a prominent link to it, in all GE program promotional materials; and 3) personalized delivery (whether in person or by email) to any prospective student prior to signing an enrollment agreement with an institution. While the June 30th notice delayed the latter two requirements until July 1, 2018, the requirement to post the template or link on the institution’s webpage became effective on July 1st. Aspen has published the disclosure templates on the required webpages, prior to the July 1 deadline.

Further, institutions are required to annually report student and program level data to the DOE for each Title IV student enrolled in a GE program. The deadlines to report GE data thus far were in July and October 2015 and October 2016. Annual reporting is scheduled for October 1st, and as of now, the DOE has not indicated any planned delay to the 2017 reporting deadline. We have reported all required student data by these submission deadlines.

By December 31, 2015, institutions were required to certify that eligible GE programs are programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. We submitted these certifications in a timely manner. As discussed previously, the DOE requires institutions to update these certifications regarding any new programs they wish to add as well.

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

At this time, the long term impact of the GE Rule is still unclear, as the Department issued a Notice of Proposed Rulemaking on June 16th, announcing their intent to empanel a new negotiating committee to examine and rewrite the GE (and Borrower Defense to Repayment) rules. It is likely that this rulemaking will change the GE Rule, but the impact of those changes would not be apparent until after July 2019, at the earliest. In the meantime, ED has not indicated its intent to further delay any other elements of the Rule while the rulemaking is underway. If ED continues on its current path, programs that failed the first set of debt-to-earnings rates could lose eligibility in the coming year.

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

Borrower Defense to Repayment (BDTR). The DOE’s current regulations provide borrowers of loans under the William D. Ford Federal Direct Loan (“FDL”) program a defense against an attempt to collect such loans based on any act or omission of the institution that would give rise to a cause of action under the applicable state law. In the event the borrower’s defense against repayment is successful, the DOE has the authority to discharge all or part of the student’s obligation to repay the loan, and may require the institution to repay the amount of the loan to which the defense applies. In October 2015, the DOE announced its intent to appoint a negotiated rulemaking committee to address borrower defense to repayment and related issues. The negotiated rulemaking committee did not reach consensus on proposed regulations, resulting in DOE having the authority to draft proposed regulations in its sole discretion. The DOE published proposed regulations in the Federal Register on June 16, 2016, and stated that it would accept comments from the public on the proposed regulations through August 1, 2016. In accordance with the rulemaking calendar specified in the HEA, DOE would have to publish any final regulation by November 1, 2016, in order for such regulation to become effective July 1, 2017, the earliest date that new regulations could take effect. DOE met the deadline, issuing the final BDTR rule on November 1st, 2016 for a July 1, 2017 effective date.

The BDTR regulations opened new avenues for student borrowers to assert a defense to repaying their loans, allow DOE to seek reimbursement for such claims from the affected institutions, and expand DOE’s financial responsibility rules to require many more schools to post letters of credit with the DOE. The proposed regulations include, among other things: (1) Bases for borrowers to file claims including a favorable decision for the student in a state or federal court involving the loan, a breach of contract by the institution, or a substantial misrepresentation by the institution about the nature of its educational program, the nature of its financial charges or the employability of its graduates; (2) the establishment by the DOE of a fact-finding process to resolve claims; (3) Provisions giving DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven; (4) Amendments to DOE’s financial responsibility regulations that describe new “early warning” triggers that would allow DOE to put an institution on provisional certification and require it to post a letter of credit with the DOE to demonstrate its financial stability; (5) New repayment rate calculations and warnings to students if the institution does not meet prescribed repayment rate metrics; and (6) provisions forbidding mandatory arbitration clauses and class action waivers.

The BDTR rule was scheduled to become effective on July 1, 2017, but as noted above, on June 16th, the DOE issued a Notice of Proposed Rulemaking expressing its intent to rewrite the BDTR rule. In conjunction with that Notice, DOE also indicated it was postponing implementation of the new BDTR rules until legal challenges to the rule are resolved, and to allow for a “reset” of the regulation through negotiated rulemaking. There was no new effective date proposed, so as of now, the rule has been delayed indefinitely. However, in response to these actions, the DOE is now being sued by a large group of Attorneys General, as well as a number of students. It is unclear if the Courts will intercede and force the Department to set a new implementation date. In the meantime, aggrieved borrowers are still able to seek a defense to repayment through the existing rule which has been effective since 1994.

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

In connection with Aspen Group’s acquisition of Aspen University, it provided notice to the regulators involved and received approval in due course with a number of conditions. Aspen University complied with all conditions although it remains provisionally certified.

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

Please note that on May 18, 2017, Aspen Group announced it had entered into a definitive agreement to acquire USU, a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. USU offers graduate and undergraduate degrees in health sciences, business and nursing, as well as California Teaching Credentials. The transaction is subject to customary closing conditions and regulatory approvals by the DOE, WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be December 2017.

In March 2017, Aspen Group entered into a Marketing Consulting Agreement with USU whereby Aspen Group agreed to provide marketing consulting for their online programs. USU is required to pay Aspen for providing the consulting services under the Agreement. The term of the Marketing Agreement continues until December 31, 2017 unless terminated earlier in accordance with the Agreement.

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Credit Fund (formerly known as GSV Growth Credit Fund). The Company will draw $5 million under the facility at closing, with the remaining $5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. The Company also issued 224,174 5-year warrants at an exercise price of $6.87 per share.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in Aspen Group. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to the Acquisition of United States University

If we are unable to successfully integrate USU with Aspen Group, we may not realize all of the anticipated benefits of the Acquisition.

The success of the USU acquisition (the “Acquisition”) will depend, in large part, on the ability of the Aspen Group to realize the anticipated benefits from the Acquisition. To realize the anticipated benefits of the Acquisition, Aspen Group must successfully integrate the marketing and technology functions it has developed for Aspen University with USU. Further, it must integrate USU’s executive team into the Aspen Group culture. This integration may be complex and time-consuming.

Potential difficulties Aspen Group may encounter include, among others:

•

Failure to replicate Aspen’s marketing success on behalf of USU;

•

Unanticipated issues in integrating logistics, information, communications and other systems;

•

Integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of education;

•

Aspen Group’s success in integrating the Aspen University technology with USU in a seamless manner that minimizes any adverse impact on students, employees and vendors;

•

Performance shortfalls at USU or Aspen University as a result of the diversion of Aspen Group’s management's attention from day-to-day operations caused by activities surrounding the completion of the Acquisition and integration of the companies’ marketing and management functions;

•

Potential unknown liabilities, liabilities that are significantly larger than anticipated, or unforeseen expenses or delays associated with the Acquisition and the integration process;

•

Unanticipated changes in applicable laws and regulations; and

•

Complexities associated with managing the larger business.

Some of these factors are outside the control of Aspen Group or USU.

Aspen Group has not completed an acquisition comparable in size or scope to the Acquisition. The failure of Aspen Group to successfully integrate USU or otherwise to realize any of the anticipated benefits of the Acquisition could adversely affect its results of operations. The integration process maybe more difficult, costly or time-consuming than anticipated, which could cause Aspen Group’s stock price to decline.

The pendency of the Acquisition could adversely affect Aspen Group’s stock price and could adversely affect Aspen University’s and USU’s respective businesses, financial condition, results of operations or business prospects.

While neither Aspen Group nor USU is aware of any significant adverse effects to date, the pendency of the Acquisition could disrupt either or both of their businesses in a number of ways, including:

•

The attention of Aspen Group’s and/or USU’s management may be directed toward the completion of the Acquisition and related matters and may be diverted from the day-to-day business operations of their respective universities, including from other opportunities that might otherwise be beneficial to them;

•

Certain suppliers, business partners and other persons with whom Aspen Group and/or USU have a business relationship may delay or defer certain business decisions or seek to terminate, change or renegotiate their relationship as a result of the Acquisition, whether pursuant to the terms of their existing agreements or otherwise; and

•

Current and prospective employees of USU may experience uncertainty regarding their future roles with USU following completion of the Acquisition, which might adversely affect its ability to retain, recruit and motivate key personnel.

If any of these events were to take place, the businesses of Aspen Group and USU will be adversely affected.

Failure to complete or delay of the Acquisition could negatively impact Aspen Group’s and USU’s respective businesses, financial condition or results of operations.

The completion of the Acquisition is subject to a number of conditions including regulatory approval and educational consents, and there can be no assurance that the conditions to the completion of the Acquisition will be satisfied. If the conditions are not satisfied, the Acquisition will not be completed or will be delayed.  If the Acquisition is not completed or is delayed, Aspen Group will be subject to several risks, including but not limited to:

•

The current market price of our common stock may reflect a market assumption that the Acquisition will occur or that it will occur by late 2017, and a failure to complete the Acquisition or a delay in the Acquisition could result in a negative perception by the market of Aspen Group generally and a resulting decline in the market price of our common stock;

•

Aspen Group may experience negative reactions from its employees, suppliers and other business partners; and

•

There may be substantial disruption to our business and a distraction of our management team and employees from day-to-day operations, because matters related to the Acquisition have required substantial commitments of time and financial and other resources, which could otherwise have been devoted to other opportunities that might have been beneficial.

Aspen Group’s future operating results will be adversely affected if it does not effectively manage its expanded operations following the Acquisition.

Following the Acquisition, the size of our business will be significantly larger and our revenues will also increase substantially. Our future success will depend, in part, upon our ability to manage this expanded business and replicate the marketing success we have had with Aspen University for USU, which will pose substantial challenges for Aspen Group’s, and USU’s management. We cannot assure you that the combined company will be successful or that the combined company will realize the expected marketing success, operating efficiencies, synergies, revenue enhancements and other benefits currently anticipated to result from the Acquisition.

If the Acquisition is not completed, Aspen Group will have incurred substantial expenses without realizing the expected benefits of the Acquisition.

Aspen Group has incurred substantial legal and other expenses in connection with the negotiation and completion of the transactions contemplated by the Acquisition. If the Acquisition is not completed, Aspen Group would have to recognize these expenses without realizing the expected benefits of the Acquisition.

Risks Relating to Our Business

If we are unable to comply with the conditions of the Loan and Security Agreement, we will materially and adversely affected.

The credit facility we entered into contains a number of conditions including financial covenants that we must comply with once we close. While we fully expect that we will comply with the credit facility, if we fail to do so, the lender may impose fees to waive compliance and if the violations are material, it may call the loan. In such event, we would have to refinance the indebtedness which would likely be on less favorable terms and be more expensive and if we were unable to refinance the loan, we would be materially and adversely affected. Since Aspen University is guaranteeing payment of the loan (and following the Acquisition, USU will be a guarantor), such an adverse event will likely result in the loss of regulatory approvals and cessation of our operations.

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

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools, particularly those that offer online learning programs. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University is a prime example of this change.

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

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•

Grow our nursing programs;

•

Replicating the success we have had with nursing in other programs;

•

Achieve the same degree of success with USU assuming we complete the Acquisition;

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

Although our management has successfully implemented a monthly payment business model, it may not be successful long-term.

Mr. Michael Mathews, our Chief Executive Officer, has developed a monthly payment business model designed to substantially increase our student enrollment and reducing and/or eliminating student debt among Aspen’s student body. While results to date have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:

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

•

Potential students may not be able to afford the monthly payments; and

•

Potential USU students may not react favorably to our marketing and advertising campaigns, including our monthly payment plan.

If our monthly payment plan business model does not continue to be favorably received, our revenues may not increase.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen’s recent focus has been the continued growth of enrollment in its School of Nursing.  As of April 30, 2017, approximately 72% of our active degree-seeking were enrolled in Aspen’s School of Nursing.  If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelors or an advanced degree, our enrollment and results of operations will be adversely affected.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Since early 2011, Aspen University has made significant investments to update its computer network primarily to permit accelerated student enrollment and enhance its students’ learning experience. We expect to spend approximately $852,000 in capital expenditures over the next 12 months. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

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

Because we rely on third-party administration and hosting of learning management system software for our online classroom, if that third-party were to cease to do business or alter its business practices and services, it could have an adverse impact on our ability to operate.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Aspen uses a third-party to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV Programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, trade secret or other protections. This intellectual property includes but is not limited to courseware materials, business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the U.S. to protect our rights to the mark "ASPEN UNIVERSITY" as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the U.S. or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

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

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third-party.

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

In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. As a result we may be required to alter the content of our courses or pay monetary damages.

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

Because we participate in Title IV Programs, our failure to comply with the complex regulations associated with Title IV Programs would have a significant adverse effect on our operations and prospects for growth.

We participate in Title IV Programs. Compliance with the requirements of the Higher Education Act and Title IV Programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to receive Title IV Program funds, which would limit our potential for growth and materiality and adversely affect our enrollment, revenues and results of operations.

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

Because we rely on a third-party to administer our participation in Title IV Programs, its failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV Programs.

We have been eligible to participate in Title IV Programs for a relatively short time, and we have not developed the internal capacity to handle without third-party assistance the complex administration of participation in Title IV Programs. A third-party assists us with administration of our participation in Title IV Programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV Programs. In addition, if it is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV Programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

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

As of July 24, 2017, our executive officers and directors owned approximately 14.2% of our outstanding common stock. These shareholders, if they act together, may be able to control all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

•

A decline in our growth rate including new student enrollments and class starts;

•

Our failure to raise working capital, if required;

•

Our public disclosure of the terms of any financing which we consummate in the future;

•

Disclosure of the results of our monthly payment plan;

•

Actual or anticipated variations in our quarterly results of operations;

•

A decline in the economy in the United States which is severe enough to impact our ability to collect our accounts receivable;

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third-party to acquire us and could depress our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a facility in Denver, Colorado, consisting of approximately 6,535 square feet of office space under a lease that expires in December 2018. This facility accommodates our academic operations. Our executive offices are in New York City where we lease approximately 2,000 square feet under a lease that expires in December 2017. We operate an enrollment center in Phoenix, Arizona where we lease approximately 4,643 square feet under a three-year term that expires in May 2021. We lease office space for our developers in Dieppe, NB, Canada under a three year agreement that commenced March 1, 2017. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, except as discussed below, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

In November 2014, the Company and Aspen University sued HEMG seeking to recover sums due under two 2008 Agreements where Aspen University sold course materials to HEMG in exchange for long-term future payments. On September 29, 2015, the Company and Aspen University obtained a default judgment in the amount of $772,793. This default judgment precipitated the bankruptcy petition discussed in the next paragraph.

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on the OTCQB, under the symbol “ASPU.” The last reported sale price of Aspen Group’s common stock as reported by the OTCQB on July 21, 2017 was $6.79. As of that date, we had 1,001 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2017
	April 30	5.00	3.05
	January 31	4.44	2.76
	October 31	3.36	1.56
	July 31	2.1	1.524
Fiscal 2016
	April 30	2.244	1.236
	January 31	2.388	1.212
	October 31	2.22	1.38
	July 31	2.94	1.116

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

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

Company Overview

Aspen Group, Inc. is a post-secondary education company with an overarching vision of making higher education affordable again in America. To date, Aspen Group’s sole operating subsidiary has been Aspen University, Inc., doing business as Aspen University. On May 18, 2017, Aspen Group announced it had entered into a definitive agreement to acquire USU, a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. The transaction is subject to customary closing conditions and regulatory approvals by the DOE, WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be December 2017. To finance the cash portion of the Acquisition and provide appropriate working capital, we are about to close the credit facility referred to in Item 1. “Business.”

The remainder of this management discussion will focus on Aspen University.

Founded in 1987, Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 54% of our adjunct professors hold doctorate degrees.

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

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our active degree-seeking students (72% as of April 30, 2017) were enrolled in Aspen University’s School of Nursing.

Student Population Overview*

Aspen’s active degree-seeking student body increased year-over-year by 60% during the fiscal quarter ended April 30, 2017, from 2,932 to 4,681 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 64% of our active degree-seeking student body at April 30, 2016, to 72% at April 30, 2017. Aspen’s School of Nursing grew from 1,882 to 3,363 student’s year-over-year, which represented 85% of Aspen’s active degree-seeking student body growth. At April 30, 2017, Aspen’s School of Nursing included 2,104 active students in the RN to BSN program and 1,259 active students in the MSN program or the RN to MSN Bridge program.

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

New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the active degree seeking student body over the past eight quarters, including the recent quarter ending April 30, 2017.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal quarter end July 31, 2015	410	2,153
Fiscal quarter end October 31, 2015	557	2,422
Fiscal quarter end January 31, 2016	550	2,704
Fiscal quarter end April 30, 2016	572	2,932
Fiscal quarter end July 31, 2016	621	3,252
Fiscal quarter end October 31, 2016	811	3,726
Fiscal quarter end January 31, 2017	825	4,064
Fiscal quarter end April 30, 2017	986	4,681

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall active student body growth. Specifically, Aspen’s School of Nursing is now on pace to grow on an annualized basis by approximately 1,500 Active Nursing students – net of student graduations and withdrawals (or ~125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,080 students – net (or ~90/month).

Aspen University expects its total active degree-seeking student body to continue its rapid growth and reach approximately 7,000 students by the end of the fiscal year, April 30, 2018. Therefore, the university is on pace to increase its active student body by ~2,300 students on an annualized basis in fiscal year 2018 versus the previous pace of ~1,750 active students a year ago, an improvement of 50% year-over-year.

Nursing Revenue Summary

Below is a summary of the nursing active degree-seeking student body as a percentage of the total active degree-seeking student body over the past seven fiscal quarters, as well as the Nursing degree-seeking revenue as a percentage of total revenues.

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)	Nursing Degree-Seeking Active Student Body – Revenue %*
Quarter ended October 31, 2015	2,422	1,379	57%	59%
Quarter ended January 31, 2016	2,704	1,663	62%	62%
Quarter ended April 30, 2016	2,932	1,882	64%	67%
Quarter ended July 31, 2016	3,252	2,144	66%	69%
Quarter ended October 31, 2016	3,726	2,538	68%	71%
Quarter ended January 31, 2017	4,064	2,899	71%	71%
Quarter ended April 30, 2017	4,681	3,363	72%	74%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 65% of courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of April 30, 2017, Aspen had 2,801 active students paying through a monthly payment plan, and 259 students paying through a monthly installment plan, for a total of 3,060 active students paying tuition through a monthly payment method. Additionally, Aspen is currently on pace to add approximately 160 active students/month net to its monthly payment programs through fiscal year 2018.  The total contractual value of monthly payment plan students now exceeds $26.5 million which currently delivers monthly recurring tuition cash payments of approximately $780,000.

Finally, as a consequence of monthly payment programs becoming the payment method of choice among the majority of Aspen’s degree-seeking student body, our HEA, Title IV Program revenue dropped from 25% of total cash receipts in fiscal year 2016 to approximately 21% for fiscal year 2017.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis *	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out

Courses completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % earned	28%	44%	66%	81%	100%

Marketing efficiency ratio**	2.4x	3.8x	5.7x	7.0x	8.6x
* Projection ** Based on current $768 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 8.6x, in other words a 8.6x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $5,092,404 at April 30, 2017. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

Each student's receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight week period while paying $250, $325 or $375 a month, that student's account receivable balance will rise accordingly. The converse is true also.  A student who takes courses at a slower pace, even taking time off between 8-week terms, could have a balance due to them.  It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

The common thread is the actual monthly payment, which is a private loan commitment with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them.  At April 30, 2017, there were 2,801 monthly payment plan students, which represented 60% of Aspen’s active student body at April 30, 2017.

Relationship Between Accounts Receivable and Revenue

The gross accounts receivable balance for any period is the net effect of the following three factors:

1. Revenue;

2. Cash receipts, and;

3. The net change in deferred revenue.

All three factors equally determine the gross accounts receivable. If one quarter experiences particularly high cash receipts, the gross accounts receivable will go down. The same effect if cash receipts are lower or if there are significant changes in either of the other factors.

Simply looking at the change in revenue does not translate into an equally similar change in gross accounts receivable. The relative change in cash and the deferral must also be considered. For net accounts receivable, the changes in the reserve must also be considered. Any additional reserve or write-offs will influence the balance.

As it is a straight mathematical formula for both gross accounts receivable and net accounts receivable, and most of the information is public, one can reasonably calculate the two non-public pieces of information, namely the cash receipts in gross accounts receivable and the write-offs in net accounts receivable.

For revenue, the quarterly change is primarily billings and the net impact of deferred revenue.  The deferral from the prior quarter or year is added to the billings and the deferral at the end of the period is subtracted from the amount billed.  The total deferred revenue at the end of every period is reflected in the liability section of the balance sheet.  Deferred revenue can vary for many reasons, but seasonality and the timing of the class starts in relation to the end of the quarter will cause changes in the balance.

As mentioned in the accounts receivable section, the change in revenue cannot be compared to the change in accounts receivable.  Revenue does not have the impact of cash received whereas accounts receivable does.  Depending on the month and the amount of cash received, it is likely that revenue or accounts receivable will increase at a rate different from the other.  The impact of cash is easy to substantiate as it agrees to deposits in our bank accounts.

At April 30, 2017, the Allowance for Doubtful Accounts was $328,864 which represents 6.4% of the Gross Accounts Receivable balance, both short-term and long-term.  It should be noted that this percentage matches the latest Aspen University default rate released by the Department of Education.  The reserve was first decreased during the quarter ended April 30, 2017, while settling the program review.  Many related students’ accounts were written off against the reserve and management then increased the reserve by $70,000 at April 30, 2017.

The Introduction of Long-Term Accounts Receivables

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program.  This contractual amount cannot be recorded as the student does have the option to stop attending.  As a student takes a class, revenue is earned over that eight week class.  Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance.  If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2017 and 2016, those balances are $657,542 and $127,099, respectively.

Here is a graphic of both short-term and long-term receivables, as well as contractual value:

A	B	C
Classes Taken less monthly payments received	Payments for classes taken that are greater than 12 months	Expected classes to be taken over balance of program.
Short-Term Accounts Receivable	Long-term Accounts Receivable	Not recorded in financial statements
The Sum of A, B and C will equal the total cost of the program.

Seasonality Briefing

As Aspen University continues to scale its student body, seasonality has become more pronounced.  Last fiscal year (FY’2016), the Company explained that its first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore students tend to take less courses during that quarter relative to the other three fiscal quarters. Conversely, the second fiscal quarter (August – October) is the seasonal high point given students’ ingrained ‘start of the school year’ mentality.

In reviewing revenues for fiscal year 2017, note that in the first quarter revenues rose sequentially less than $100,000, while revenues increased sequentially at least $250,000 each of the remaining three quarters, with the second quarter rising over $700,000. The Company expects this trend to continue as the business scales, and in fact become more pronounced this fiscal year and in future fiscal years. Specifically, the Company expects revenues to be flat or slightly down from Q4’2017 to Q1’2018 this fiscal year and in future fiscal years. The opposite effect is forecasted to occur in Q2’2018 as revenues are projected to rise into the $5 million range.

Results of Operations

For the Year Ended April 30, 2017 Compared with the Year Ended April 30, 2016

Revenue

Revenue from operations for the year ended April 30, 2017 (“2017 Period”) increased to $14,246,696 from $8,453,669 for the year ended April 30, 2016 (“2016 Period”), an increase of $5,793,027 or 69%.  Aspen’s School of Nursing accounted for 72% of the revenues for 2017 Period.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Period rose to $2,436,147 from $1,730,110 for the 2016 Period, an increase of $706,037 or 41%. As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services to lag that of overall revenue growth as a result of the Company commencing in 2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status.  As projected, Instructional costs and services for the 2017 Period dropped as a percentage of revenue to 17%, from 20% in the 2016 Period.

Marketing and Promotional

Marketing and promotional costs for the 2017 Period were $2,625,075 compared to $1,856,918 for the 2016 Period, an increase of $768,157 or 41%. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $300,000 per month beginning in July 2017. To date, the Company has experienced a strong correlation between marketing spend and new enrollments.

Gross profit rose to 61% of revenues or $8,679,248 for the 2017 Period from 51% of revenues or $4,316,408 for the 2016 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Period were $9,087,740 compared to $6,403,708 during the 2016 Period, an increase of $2,684,032 or 42%. During the latter part of the 2017 Period, there were increased costs associated with the announcement of a definitive agreement to acquire United States University and other corporate initiatives.  This accounted for approximately $440,000 of the increase.  In addition, this increase also reflects higher salary and rental costs related to significant expansion of our call center staff as well as several supporting academic and operational positions.

Program Review

On February 8, 2017, the DOE issued a Final Program Review Determination (“FPRD”) letter related to the 2013 program review. The FRPD includes a summary of the non-compliance areas and calculations of amounts due for the 126 students that they reviewed. We had 45 days to review the calculations and elected to not appeal the amount.  In accordance with ASC 450-20, we recorded a minimum liability of $80,000 at January 31, 2017 and recorded the final amount of $298,090 at April 30, 2017.  However, a portion of that amount removed accounts receivable balances that were previously reserved.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Period decreased to $556,730 from $598,303 for the 2016 Period, a decrease of $41,473 or 7%.

Other Income (Expense)

Other income for the 2017 Period increased to $14,336 from $9,985 in the 2016 Period, an increase of $4,351 or 44%. Interest expense increased from $121,320 to $337,510, an increase of $216,190 or 178%. This increase reflects the additional interest paid for the third-party line of credit and the $112,500 write-off of the original interest discount associated with the line of credit.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2017 Period was ($1,105,260) as compared to ($2,246,705) for the 2016 Period, a decrease in the loss of $1,141,445 or approximately 51%. Contributing to this lower loss was the increase in revenues in the 2017 period growing at a higher rate than the increase of costs.

For the Quarter Ended April 30, 2017 Compared with the Quarter Ended April 30, 2016

Revenue

Revenue from operations for the quarter ended April 30, 2017 (“2017 Quarter”) increased to $4,289,230 from $2,670,616 for the quarter ended April 30, 2016 (“2016 Quarter”), an increase of $1,618,614 or 61%.  Aspen’s School of Nursing accounted for 74% of the revenues for the 2017 Quarter.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Quarter rose to $734,202 from $453,985 for the 2016 Quarter, an increase of $280,217 or 62%. As student enrollment levels continue to rise, Aspen anticipates the growth rate in instructional costs and services to lag that of overall revenue growth as a result of the Company commencing in 2016 with a full-time faculty conversion model which saves approximately $50,000 per year for each adjunct faculty member that is converted to full-time status.  Instructional costs and services for the 2017 Quarter remained as a percentage of revenue at 17% as compared to the 2016 Quarter.

Marketing and Promotional

Marketing and promotional costs for the 2017 Quarter were $836,974 compared to $495,607 for the 2016 Quarter, an increase of $341,367 or 69%. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $300,000 per month beginning in July 2017.

Gross profit rose to 61% of revenues or $2,602,674 for the 2017 Quarter from 59% of revenues or $1,578,785 for the 2016 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Quarter were $2,859,186 compared to $1,656,756 during the 2016 Quarter, an increase of $1,202,430 or 73%. During this quarter, there were increased costs associated with the announcement of a definitive agreement to acquire United States University and other corporate initiatives. This accounted for approximately $440,000 of the increase. In addition, this increase also reflects higher salary and rental costs related to significant expansion of the call center staff as well as several supporting academic and operational positions.

Program Review

On February 8, 2017, the DOE issued a FPRD letter related to the 2013 program review. The FRPD includes a summary of the non-compliance areas and calculations of amounts due for the 126 students that they reviewed. We had 45 days to review the calculations and elected to not appeal the amount.  In accordance with ASC 450-20, we recorded a minimum liability of $80,000 at January 31, 2017 and recorded the final expense of $298,090 at April 30, 2017.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Quarter decreased to $133,948 from $154,990 for the 2016 Quarter, a decrease of $21,042 or 14%.

Other Expense, net

Other income for the 2017 Quarter increased to $11,288 from $1,908 in the 2016 Quarter, an increase of $9,380 or 492%.  Interest expense increased to $161,848 from $19,802, an increase of $142,046 or 717%. This increase reflects the additional interest paid for the third-party line of credit and the $90,000 write-off of the original interest discount associated with the termination of that line of credit.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2017 Quarter was ($723,730) as compared to ($108,616) for the 2016 Quarter, a decrease in the loss of $615,114.  Although revenues in the 2017 Quarter grew at a higher rate than the increase of recurring operating costs, the higher non-recurring costs related to the USU Acquisition, legal costs, the settlement of the program review and the termination of the third-party line of credit resulted in a loss for the Quarter.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $732,971. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Years Ended April 30,
	2017	2016
Net loss	$(1,105,260)	$(2,246,705)
Interest expense	337,510	111,335
Depreciation & amortization	556,730	598,303
EBITDA (loss)	(211,020)	(1,537,067)
Program review settlement	323,090	—
Bad debt expense	44,320	170,677
Acquisition expenses	211,122	—
Warrant buy back expense	206,000	—
Warrant modification expense	—	54,554
Non-recurring charges	732,971	548,151
Stock-based compensation	338,294	308,260
Adjusted EBITDA (Loss)	$1,644,777	$(455,425)

	For the Quarters Ended April 30,
	2017	2016
Net loss	$(723,730)	$(108,616)
Interest expense	161,848	17,894
Depreciation & amortization	133,948	154,990
EBITDA (Loss)	(427,934)	64,268
Program review settlement	298,090	—
Bad debt expense	70,000	—
Acquisition expenses	211,122	—
Warrant modification expense	—	48,554
Non-recurring charges	230,537	106,648
Stock-based compensation	84,461	84,603
Adjusted EBITDA	$466,276	$304,073

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Years Ended
	April 30,
	2017	2016

Net cash used in operating activities	$(1,488,160)	$(2,444,421)
Net cash provided by (used in) investing activities	(1,713,358)	564,977
Net cash provided by financing activities	5,173,939	503,777
Net increase (decrease) in cash	$1,972,421	$(1,375,667)

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2017 Period totaled ($1,488,160) and resulted primarily from a net loss of operations of ($1,105,260) and a net change in operating assets and liabilities of ($1,685,244), both offset by non-cash items of $1,302,344.  The most significant change in operating assets and liabilities was an increase of $2,974,073 in accounts receivable, reflecting the expansion of the monthly payment plan. The most significant non-cash item was $556,730 in Depreciation and Amortization.

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

Net Cash Provided By (Used in) Investing Activities

Net cash used in investing activities during the 2017 Period totaled ($1,713,358), reflecting primarily fixed asset purchases of $804,558 and the issuance of a note receivable for $900,000.

Net cash provided by investing activities during the 2016 Period totaled $564,977, reflecting primarily the $1,122,485 release of our letter of credit by the DOE, offset by fixed asset purchases of $466,884.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2017 Period totaled $5,173,939, reflecting primarily proceeds of $7,500,000 from an equity financing, the proceeds of which were used to terminate a third-party line of credit of $2,150,000 and the loan payable and convertible debt payable to the CEO of $1,300,000, The third-party line of credit was opened and terminated in the fiscal year ended April 30, 2017.

Net cash provided by financing activities during the 2016 Period totaled $503,777, reflecting primarily proceeds from warrant exercises of $752,500 offset by the reduction of our line of credit of $242,206.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses.  On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 common shares.  The net proceeds of $6,996,000 were partially used to terminate the third-party line of credit with an outstanding balance of approximately $2,150,000 and the repayment of approximately $1,300,000 under notes held by the Company’s CEO.  Accrued interest was paid on all retirements.

As of July 24, 2017, the Company had a cash balance of approximately $2.2 million. With the cash from the Company’s $7.5 million equity raise, the growth in the Company revenues, improving operating margins, and the cash from our new credit facility, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures as our business is currently operating for at least the next 12 months.

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The most common payment option for Aspen’s students is personal funds or payment made on their behalf by an employer. The monthly payment plan represents 60% of the payments that are made by students. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding growth in student body, projections with respect to our marketing efficiency ratio, the completion of the Acquisition and integration of USU and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2017.

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

Aspen Group, Inc.

Date: July 25, 2017	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 25, 2017
Michael Mathews

/s/ Janet Gill	Chief Financial Officer	July 25, 2017
Janet Gill	(Principal Financial Officer)

/s/ Dr. Michael D’Anton	Director	July 25, 2017
Dr. Michael D’Anton

Director
Norman Dicks

Director
C. James Jensen

/s/ Andrew Kaplan	Director	July 25, 2017
Andrew Kaplan

/s/ Malcolm MacLean	Director	July 25, 2017
Malcolm MacLean IV

Director
Sanford Rich

/s/ Dr. John Scheibelhoffer	Director	July 25, 2017
Dr. John Scheibelhoffer

Director
Rick Solomon

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2017.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Group, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 25, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270• Toll Free: (866) CPA-8500• Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2017	2016
Assets

Current assets:
Cash	$2,756,217	$783,796
Accounts receivable, net of allowance of $328,864 and $449,946, respectively	4,434,862	2,051,934
Prepaid expenses	133,531	123,055
Promissory note receivable	900,000	—
Other receivables	81,464	819
Accrued interest receivable	8,000	—
Total current assets	8,314,074	2,959,604

Property and equipment:
Call center equipment	53,748	79,199
Computer and office equipment	103,649	67,773
Furniture and fixtures	255,984	114,964
Software	2,131,344	2,567,383
	2,544,725	2,829,319
Less accumulated depreciation and amortization	(1,090,010)	(1,680,687)
Total property and equipment, net	1,454,715	1,148,632
Courseware, net	145,477	194,932
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term accounts receivable	657,542	127,099
Other assets	56,417	31,175

Total assets	$10,673,554	$4,506,771

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2017	2016
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$756,701	$9,201
Accrued expenses	262,911	176,974
Deferred revenue	1,354,989	1,013,434
Refunds due students	310,576	110,883
Deferred rent, current portion	11,200	2,345
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	2,746,377	1,362,837

Bank line of credit	—	1,783
Loan payable officer - related party	—	1,000,000
Convertible notes payable - related party	—	300,000
Warrant derivative liability	52,500	—
Deferred rent	34,437	29,169
Total liabilities	2,833,314	2,693,789

Commitments and contingencies - See Note 10	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,520,679 issued and 13,504,012 outstanding at April 30, 2017, 11,263,179 issued and 11,246,512 outstanding at April 30, 2016	13,504	11,247
Additional paid-in capital	33,607,423	26,477,162
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(25,710,687)	(24,605,427)
Total stockholders’ equity	7,840,240	1,812,982

Total liabilities and stockholders’ equity	$10,673,554	$4,506,771

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2017	2016

Revenues	$14,246,696	$8,453,669

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,061,222	3,587,028
General and administrative	9,087,740	6,403,708
Program review settlement expense	323,090	—
Depreciation and amortization	556,730	598,303
Total operating expenses	15,028,782	10,589,039

Operating loss	(782,086)	(2,135,370)

Other income (expense):
Other income	14,336	9,985
Interest expense	(337,510)	(121,320)
Total other expense, net	(323,174)	(111,335)

Loss before income taxes	(1,105,260)	(2,246,705)

Income tax expense (benefit)	—	—

Net loss	$(1,105,260)	$(2,246,705)

Net loss per share allocable to common stockholders – basic and diluted	$(0.10)	$(0.21)

Weighted average number of common shares outstanding: basic and diluted	11,558,112	10,703,733

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2016 AND 2017

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit
Balance at April 30, 2015	10,687,800	$10,688	$25,016,213	$(70,000)	$(22,358,722)	$2,598,179

Offering cost for professional services from private placement	—	—	(679)	—	—	(679)
Stock-based compensation	—	—	308,260	—	—	308,260
Conversion of convertible debt into shares	132,588	133	302,178	—	—	302,311
Repurchase of shares under settlement agreement	(3,500)	(4)	(5,834)	—	—	(5,838)
Shares issued for services rendered	25,000	25	50,375	—	—	50,400
Warrants exercised for cash	404,624	405	752,095	—	—	752,500
Warrant modification	—	—	54,554	—	—	54,554
Net loss, for the year ended April 30, 2016	—	—	—	—	(2,246,705)	(2,246,705)
Balance at April 30, 2016	11,246,512	11,247	26,477,162	(70,000)	(24,605,427)	1,812,982

Attorney fees associated with Registration Statement	—	—	(4,017)	—	—	(4,017)
Shares issued for cash	2,000,000	2,000	7,498,000	—	—	7,500,000
Fees associated with equity raise	—	—	(560,261)	—	—	(560,261)
Stock-based compensation	—	—	338,294	—	—	338,294
Warrant buyback	208,333	208	(194,208)	—	—	(194,000)
Shares issued for services rendered	49,167	49	52,453	—	—	52,502
Net loss, for the year ended April 30, 2017	—	—	—	—	(1,105,260)	(1,105,260)
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,105,260)	$(2,246,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	44,320	170,677
Depreciation and amortization	556,730	598,303
Stock-based compensation	338,294	308,260
Warrant modification expense	—	54,554
Amortization and write-off of origination fees	112,500	—
Amortization of prepaid shares for services	52,500	—
Warrant buyback expense	206,000	—
Common shares and warrants issued for services rendered	—	50,400
Changes in operating assets and liabilities:
Accounts receivable	(2,974,073)	(1,292,190)
Other receivables	(64,263)	—
Prepaid expenses	(10,474)	(1,462)
Accrued interest receivable	(8,000)	—
Other assets	(25,242)	(4,496)
Accounts payable	747,500	(169,908)
Accrued expenses	85,937	5,624
Deferred rent	14,123	23,763
Refunds due students	199,693	(169,856)
Deferred revenue	341,555	228,615
Net cash used in operating activities	(1,488,160)	(2,444,421)

Cash flows from investing activities:
Purchases of property and equipment	(804,558)	(466,884)
Purchases of courseware	(8,800)	(90,624)
Issuance of note receivable	(900,000)	—
Increase in restricted cash	—	1,122,485
Net cash provided by (used in) investing activities	(1,713,358)	564,977

Cash flows from financing activities:
Retirement of shares	—	(5,838)
Proceeds of warrant exercise	—	752,500
Repayment of convertible note payable – related party	(300,000)	—
Repayment of loan payable – officer – related party	(1,000,000)	—
Proceeds from equity raise	7,500,000	—
Disbursements related to equity raise	(560,261)	—
Warrant buyback	(400,000)	—
Borrowing of bank line of credit	247,000
Payments for bank line of credit	(248,783)	(242,206)
Borrowing of third party line of credit	2,150,000	—
Payments to third party line of credit	(2,150,000)	—
Third party line of credit financing costs	(60,000)	—
Disbursements for registration statement	(4,017)	(679)
Net cash provided by financing activities	5,173,939	503,777

Net increase (decrease) in cash	1,972,421	(1,375,667)
Cash at beginning of year	783,796	2,159,463
Cash at end of year	$2,756,217	$783,796

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years ended
	April 30,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for interest	$297,151	$104,326
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$52,502	$50,400
Warrant derivative liability	$52,500	$—
Common stock issued from conversion of notes	$—	$302,311

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiary, the “Company” or “Aspen”) is a holding company. Its subsidiary Aspen University Inc. (“Aspen University”) was organized in 1987. On March 13, 2012, the Company was recapitalized in a reverse merger. All references to the Company or Aspen before March 13, 2012 are to Aspen University.

Aspen’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 54% of our adjunct professors hold doctorate degrees.

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college debt-sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

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

Liquidity

At April 30, 2017, the Company had a cash balance of $2,756,217.

On April 22, 2016, the Company issued 404,624 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced exercise price of $1.86 per share. The Company received gross proceeds of $752,500 from these exercises. As a condition of the warrant holders exercising their warrants, Mr. Michael Mathews, the Company’s Chairman of the Board and Chief Executive Officer, converted a $300,000 note and in connection with this conversion, Mr. Mathews was issued 132,588 shares of common stock. (See Note 11)

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms include a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds, will extend through August 2019.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank and then drew down $500,000 in January 2017. In March 2017 the company drew an additional $900,000. The entire balance of $2,150,000 plus interest was paid off and the letter of credit was terminated on April 7, 2017. (See Note 10)

On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 common shares.  The net proceeds of $6,996,000 were used to retire the third party line of credit, the loan payable and convertible loan and support working capital needs.  (See Note 11).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2017 and April 30, 2016. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2017. As of April 30, 2017 and April 30, 2016, there were deposits totaling $2,687,461 and $1,224,863 respectively, held in two separate institutions greater than the federally insured limits.

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

April 30, 2017 and 2016

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The most common payment option for Aspen’s students is personal funds or payment made on their behalf by an employer. The monthly payment plan represents approximately 65% of the payments that are made by students. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

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

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program.  This contractual amount cannot be recorded as the student does have the option to stop attending.  As a student takes a class, revenue is earned over the class term.  Some students accelerate their program, taking two classes every eight week period, which increases the student’s accounts receivable balance.  If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2017 and 2016, those balances are $657,542 and $127,099, respectively.

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

April 30, 2017 and 2016

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

April 30, 2017 and 2016

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

The Company has revenues from students outside the United States and its territories representing 3.3% of the revenues for the year ended April 30, 2017.

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $2,625,075 and $1,856,918 for the years ended April 30, 2017 and 2016, respectively.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,096,550 and 1,510,509 common shares, warrants to purchase 912,798 and 2,001,356 common shares, and $50,000 and $350,000 of convertible debt (convertible into 4,167 and 75,596 common shares) were outstanding at April 30, 2017 and 2016, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

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

Reclassifications

Certain amounts in the FY2016 balance sheet have been reclassified from Accounts Receivable, Net to Long Term Accounts Receivable to conform to the FY2017 presentation.  This reclassification increased Long Term Receivable, in non-current assets by $127,099 and decreased Accounts Receivable in current assets by the same amount in FY2016.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2017, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU 2014 – 09:

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)- Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2017 and 2016:

	April 30,
	2017	2016

Accounts receivable	$4,763,726	$2,501,880
Long term contractual receivable	657,542	127,099
Less: Allowance for doubtful accounts	(328,864)	(449,946)
Accounts receivable, net	$5,092,404	$2,179,033

Bad debt expense for the years ended April 30, 2017 and 2016, were $44,320 and $170,677 respectively.

Note 4. Secured Note and Accounts Receivable – Related Parties

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2017 and April 30, 2016, the balance of the account receivable, net of allowance, was $45,329.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

HEMG has failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 54,571 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $1.86 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Notes 10 and 14)

Note 5. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at April 30, 2017 and April 30, 2016:

	April 30,	April 30,
	2017	2016
Call center hardware	$53,748	$79,199
Computer and office equipment	103,649	67,773
Furniture and fixtures	255,984	114,964
Software	2,131,344	2,567,383
	2,544,725	2,829,319
Accumulated depreciation and amortization	(1,090,010)	(1,680,687)
Property and equipment, net	$1,454,715	$1,148,632

Software consisted of the following at April 30, 2017 and April 30, 2016:

	April 30,	April 30,
	2017	2016
Software	$2,131,344	$2,567,383
Accumulated amortization	(994,017)	(1,560,932)
Software, net	$1,137,327	$1,006,451

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for the years ended April 30, 2017 and 2016:

	For the Years Ended
	April 30,
	2017	2016

Depreciation and Amortization Expense	$498,476	$529,300

Software Amortization Expense	$447,972	$481,230

The following is a schedule of estimated future amortization expense of software at April 30, 2017:

Year Ending April 30,
2018	$382,783
2019	299,610
2020	229,768
2021	157,321
2022	67,845
Total	$1,137,327

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Note 6. Courseware

Courseware costs capitalized were $8,800 and $90,624 for the years ended April 30, 2017 and 2016 respectively. During September 2015, $1,970,670 of fully amortized courseware was written off against the accumulated amortization. In subsequent periods, certain other fully expired courseware has been written off in the same way. There is no expense impact for such write-offs.

Courseware consisted of the following at April 30, 2017 and April 30, 2016:

	April 30,	April 30,
	2017	2016
Courseware	$271,777	$319,267
Accumulated amortization	(126,300)	(124,335)
Courseware, net	$145,477	$194,932

Amortization expense of courseware for the years ended April 30, 2017 and 2016:

	For the
	Years Ended April 30,
	2017	2016

Amortization Expense	$58,254	$69,003

The following is a schedule of estimated future amortization expense of courseware at April 30, 2017:

Year Ending April 30,
2018	$50,942
2019	49,469
2020	35,627
2021	8,663
2022	776
Total	$145,477

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2017 and 2016:

	April 30,
	2017	2016

Accrued compensation	$122,520	$91,070
Accrued Interest	13,566	71,214
Other accrued expenses	126,825	14,690
Accrued expenses	$262,911	$176,974

Note 8. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these extensions.  The loan plus accrued interest was paid in full on April 7, 2017 as part of the $7,500,000 equity raise.  (See Note 11.)

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

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

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note was convertible into shares of common stock of the Company at a rate of $4.20 per share (based on proceeds received on September 28, 2012 under a private placement at $4.20 per unit). The Company evaluated the convertible notes and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the shares of common stock on the note issue date. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications.  This note was paid in full with accrued interest on April 7, 2017, as part of the $7,500,000 equity raise (See Note 11.)

Convertible notes payable and loan payable consisted of the following at April 30, 2017 and 2016:

	April 30,
	2017	2016
Convertible note payable - related party originating August 14, 2012; no monthly payments required; bearing interest at 5%	$—	$300,000

Convertible note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000

Loan Payable - related party originating February 25, 2012; no monthly payments required; bearing interest at 10%	—	1,000,000

Total	50,000	1,350,000
Less: Current maturities (notes payable)	(50,000)	(50,000)
Subtotal	—	1,300,000
Less: amount due after one year for notes payable	—	(1,000,000)
Amount due after one year for convertible notes payable	$—	$300,000

Future maturities of notes payable as of April 30, 2017 are as follows:

Year ending April 30,
2018	$50,000
2019	—
$50,000

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Note 10. Commitments and Contingencies

Line of Credit

The Company maintained a line of credit with a bank, up to a maximum credit line of $250,000. The line of credit bore interest equal to the prime rate plus 0.50% (overall interest rate of 4.00% at April 30, 2016). The line of credit required minimum monthly payments consisting of interest only. The line of credit was secured by all business assets, inventory, equipment, accounts, general intangibles, chattel paper, documents, instruments and letter of credit rights of the Company. The line of credit was for an unspecified time until the bank notifies the Company of the Final Availability Date, at which time monthly payments on the line of credit would have been the sum of: (a) accrued interest and (b) 1/60th of the unpaid principal balance immediately following the Final Availability Date, which equates to a five-year payment period. The balance due on the line of credit as of April 30, 2016 was $1,783. Since the earliest the line of credit could have been due and payable was over a five year period and the Company believed that it could obtain a comparable replacement line of credit elsewhere, the entire line of credit was included in long-term liabilities. The unused amount under the line of credit available to the Company at April 30, 2016 was $248,217. In September 2016, the line of credit with the bank was paid and terminated.

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms included a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank as noted above. Additionally, the Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days.  The origination fee and $52,500 value of the 62,500 warrants (see Note 11) were recorded as debt discounts to be amortized over the term of the line. In January of 2017, the company drew an additional $500,000 and drew another $900,000 in March 2017 to use as a down payment for the USU acquisition (See Note 16.).  The entire balance of $2,150,000 plus interest was paid and the letter of credit was terminated on April 7, 2017 as part of the $7,500,000 equity raise. The unamortized balance of the origination fees were expensed at that time. (See Note 11 and 16.)

Operating Leases

The Company recently signed an 18 month lease for its corporate headquarters in New York, New York, commencing June 7, 2016. The monthly rent is $7,667.

The Company leases office space for its developers in Dieppe, NB, Canada under a three year agreement commencing March 1, 2017. The monthly rent payment is $2,049 Canadian which is approximately $1,872 US.

The Company leases office space for its Denver, Colorado location under a two year lease commencing January 1, 2017. The monthly rent payment is $10,483.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona.  The operating lease granted four initial months of free rent and had a base monthly rent of $10,718 and then increases 2% per year after.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2017:

Year Ending April 30,
2018	$379,691
2019	242,725
2020	155,859
2021	140,060
2022	11,692
2023	—
Total minimum payments required	$930,027

Rent expense for the years ended April 30, 2017 and 2016 were $338,196 and $239,658, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of April 30, 2017, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2017, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

On August 13, 2015, a former employee filed a complaint against the Company in the United States District Court, District of Arizona, for breach of contract claiming that Plaintiff was terminated for “Cause” when no cause existed. Plaintiff sought the remaining amounts under her employment agreement, severance pay, bonuses, value of lost benefits, and the loss of the value of her stock options. The Company filed an answer to the complaint by the September 8, 2015 deadline. That matter has been fully and finally settled for $69,000 as of June 2016 and has been dismissed. The Company accrued $87,500 in accordance with ASC 450-20-55-11 and was included in accrued expenses at April 30, 2016.  The amount owed was paid in the fiscal year ended April 30, 2017.

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

April 30, 2017 and 2016

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

On February 8, 2017, the DOE issued a Final Program Review Determination (“FPRD”) letter related to the 2013 program review. The FRPD includes a summary of the non-compliance areas and calculations of amounts due for the 126 students that they reviewed. We had 45 days to appeal the amounts calculated and while we were reviewing their calculations, we recognized that we would owe some amount in the range from $80,000 to $360,000. In accordance with ASC 450-20, we recorded a minimum liability of $80,000 at January 31, 2017. Of that amount, $55,000 was recorded against the accounts receivable reserve and $25,000 was expensed. In late March 2017, we agreed to not contest the calculations and paid the full amount of $378,090.  As a result, we recorded an additional expense of $298,090 in the fiscal quarter ended April 30, 2017.

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016 the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020. Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution

Note 11. Stockholders’ Equity

Common Stock

On June 8, 2015, in exchange for the termination of a consulting agreement with a Director, the Company issued 25,000 restricted stock units (with the value of $50,400 based on the market value on the grant date). Two-thirds are fully vested and the remaining balance vests in six equal monthly installments commencing on June 30, 2015. At January 31, 2016, the Company has recorded consulting expense of $50,400 and it was fully vested.

On January 19, 2016, the Company paid $29,500 as part of settlement to repurchase 3,500 shares.  After adjusting for the shares, the Company recorded an expense of $23,662.

On April 22, 2016, the Company issued, 404,624 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced price of $1.86 (originally, $2.28) per share. The Company recorded a warrant modification expense of $48,555 in accordance with ASC 718-20-35 related to the incremental increase in value. The Company received gross proceeds of $752,500 from these exercises.  As a condition of the warrant holders exercising their warrants, the CEO converted a $300,000 note and the related interest on the Note and the conversion price was reduced from $12.00 to $2.28 per share. In connection with these conversions, the CEO was issued 132,588 shares of common stock.  (See Note 9)

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

On June 21, 2016, the Company issued 208,333 shares valued at $400,000 and made a cash payment of $400,000 to a warrant holder in exchange for the buyback of 1,120,968 warrants. The Company re-valued the fair value of the warrants on the buyback date which equaled $594,000 and accordingly, the Company recorded an expense associated with the buyback of $206,000.

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

On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 common shares at a price of $3.75.  The net proceeds were $6,996,000 and there were additional cash disbursements of $57,000.  In addition, one firm received 20,000 shares of common stock for their services valued at $3.75 per share or $75,000.

Warrants

A summary of the Company’s warrant activity during the year ended April 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	2,001,356	$2.31	—	1,022,078
Granted	62,500	2.40	—	78,125
Exercised	(8,834)	3.99	—	—
Forfeited	(1,120,968)	1.86	—	—
Expired	(21,256)	3.99	—	—
Balance Outstanding, April 30, 2017	912,798	$2.82	1.6	$1,100,203

Exercisable, April 30, 2017	912,798	$2.82	1.6	$1,100,203

On April 22, 2016, the Company issued, 404,624 shares of common stock to two of its warrant holders in exchange for their early exercise of warrants at a reduced price of $1.86 (originally, $2.28) per share.  The Company received gross proceeds of $752,500 from these exercises.

On June 24, 2016, the Company issued 208,333 shares and a cash payment of $400,000 to a warrant holder in exchange for 93,414 warrants.

On August 31, 2016, the Company announced that it had closed on a $3 million credit line with its largest shareholder. The Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 effective November 2015 and 2,108,333 shares effective June 2016, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2017, there were 38,783 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the year ended April 30, 2017.

	April 30,
	2017	2016
Expected life (years)	4-6.5	4 - 6.5
Expected volatility	40% - 43%	40% - 43%
Weighted-average volatility	0.38%	40.0%
Risk-free interest rate	0.00%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2017, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	1,492,593	$2.29	—	—
Granted	671,666	$2.74	4.5	—
Exercised	—	—	—	—
Forfeited	(44,654)	$2.19	1.5	—
Expired	(23,055)	4.13	—	—
Balance Outstanding, April 30, 2017	2,096,550	$2.42	3.09	$2,715,101

Exercisable, April 30, 2017	1,963,217	$2.83	0.19	$1,375,198

On June 8, 2015, the Chief Academic Officer received a grant of 83,334 options which has a fair value of $60,000, the Chief Operating Officer received a grant of 58,834 options which has a fair value of $42,000 and the Chief Financial Officer received a grant of 25,000 options which has a fair value of $18,000. All of these options have an exercise price of $2.016 per share.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

On August 5, 2015, 41,667 options were granted to the Senior Vice President of Compliance.  The exercise price was $2.16 and the fair value was $30,000. The options vest over 3 years.

On September 23, 2015, 38,750 options were granted to a total of 39 employees.  The exercise prices were $1.572 and the fair value of the total grant was $48,600. The options vest over 3 years.

On November 20, 2015, three directors were each awarded 20,834 five- year options.  The options vest over three years, the exercise prices were $1.98 and the fair value of the total grant of 62,500 options is $37,500.

On December 11, 2015, the Chief Executive Officer was granted 125,000 options that vest over three years.  The exercise price is $2.10, the life of the options is ten years and the fair value of the grant is $105,000.

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

From February 1, 2017 to April 17, 2017 inclusive, the Company granted new employees a total of 20,000 options with an exercise price ranging from $3.60 to $4.50.  All of these options are five year options that vest over 3 years.  The fair value of the group of options is $22,710.

On April 12, 2017, the Board of Directors was issued a total of 113,333 five-year options that vest of 3 years.  The strike price was $4.32 and the fair value is $140,533.

The Company recorded compensation expense of $338,294 for the year ended April 30, 2017 in connection with employee stock options. The Company recorded compensation expense of $308,260 for the year ended April 30, 2016 in connection with employee stock options.

As of April 30, 2017, there was approximately $585,000 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during the year April 30, 2017 and 2016. The Company recorded no compensation expense for the years ended April 30, 2017, and 2016 in connection with non-employee stock options. There was no unrecognized compensation cost at April 30, 2017.

A summary of the Company's stock option activity for non-employees during the year ended April 30, 2017 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2016	16,250	$3.48	0.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(16,250)	—	—	—
Balance Outstanding, April 30, 2017	—	$—	—	—

Exercisable, April 30, 2017	—	$—	—	—

Note 12. Income Taxes

The components of income tax expense (benefit) are as follows:

For the Years Ended
April 30,
	2017	2016
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2017	2016
Deferred tax assets:
Net operating loss	$8,626,748	$8,271,894
Allowance for doubtful accounts (recovery)	(20,029)	26,793
Intangible assets	201,942	249,099
Deferred rent	16,911	11,678
Stock-based compensation	820,257	694,900
Contributions carryforward	93	93
Total deferred tax assets	9,645,922	9,254,457

Deferred tax liabilities:
Property and equipment	(174,260)	(185,683)
Total deferred tax liabilities	(174,260)	(185,683)

Deferred tax assets, net	9,471,662	9,068,774

Valuation allowance:
Beginning of year	(9,068,774)	(8,240,200)
(Increase) during period	(402,888)	(828,574)
Ending balance	(9,471,662)	(9,068,774)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2017 and 2016 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2017 was an increase of $402,888.

At April 30, 2017, the Company had $20,204,869 of net operating loss carryforwards which will expire from 2032 to 2037. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2017, tax years 2013 through 2016 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	April 30,
	2017	2016
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.0	3.0
Other	(0.5)	(0.1)
Change in valuation allowance	(36.5)	(36.9)
Effective income tax rate	0.0%	0.0%

Note 13. Concentrations

Concentration of Credit Risk

As of April 30, 2017, the Company’s bank balances exceed FDIC insurance by $2,687,461.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at April 30, 2017 which related to 62,500 warrants which contained price protection:

	Carrying
	Value at
	April 30,	Fair value Measurements at April 30, 2017
	2017	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability	$52,500	$—	$—	$52,500

The following is a summary of activity of Level 3 liabilities for the year ended April 30, 2017:

Balance April 30, 2016	$—
Initial valuation of warrant derivative liability	52,500
Change in valuation of warrant derivative liability	—
Balance April 30, 2017	$52,500

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.

There were no changes in the valuation techniques during year ended April 30, 2017.

Note 16. Pending Acquisition

On March 8, 2017, Aspen entered into a letter of intent to acquire a regionally accredited for profit university for $9 million. The letter of intent is non-binding in material respects except for a no shop and certain other aspects. It is subject to a number of contingencies including execution of a Merger Agreement within 60 days and there is an important financial contingency that must be met by the end of calendar 2017. In furtherance of this possible acquisition, the Company lent $900,000 to the target with the loan guaranteed by its principal owner. The Company also entered into a Marketing Consulting Agreement with this university. If the Merger Agreement is not entered into within 60 days or the parties otherwise terminate the proposed merger, the $900,000 and 8% per annum interest is immediately due. Otherwise it is a credit towards the $2.5 million cash due at closing. The Company drew the $900,000 from the third party line of credit. (See Note 10, and Note 17 for definitive agreement.)

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

Note 17. Subsequent Events

On May 13, 2017, the Company granted its executive officers a total of 500,000 five-year options to purchase shares of the Company’s common stock under the 2012 Equity Incentive Plan. The options vest annually over three years, subject to continued employment at each applicable vesting date, and are exercisable at $4.90 per share. The Chairman and Chief Executive Officer received 200,000 options with a fair value of $282,000, the Chief Operating Officer received 200,000 options with a fair value of $282,000, the Chief Academic Officer received 70,000 options with a fair value of $98,700 and the Chief Financial Officer received 30,000 options with a fair value of $42,300.

On May 18, 2017, the Company announced it had entered into a definitive agreement to acquire United States University, a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. The transaction is subject to customary closing conditions and regulatory approvals by the U.S. Department of Education, WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be December 2017.

Effective May 24, 2017, the Company entered into waiver agreements with all of its investors in the April 2017 common stock offering. In consideration for waiving their registration rights, the Company paid to each of the investors 1.5% of their investment amount in the offering. The total amount paid was $112,500.

Effective June 11, 2017, the Company increased the Chief Academic Officer’s salary from $264,000 to $300,000, and granted 30,000 five-year options. The options vest quarterly over a three-year period in 12 equal quarterly increments with the first vesting date being September 11, 2017, subject to continued employment on each applicable employment date. The options are exercisable at $6.28 per share and the fair value is $54,000.

On June 20, 2017, the Company increased the Chief Financial Officer’s salary from $231,000 to $250,000.

On July 24, 2017, the Board of Directors approved the increase of shares authorized to be granted under the 2012 Equity Incentive Plan to 3,500,000.

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Credit Fund (formerly known as GSV Growth Credit Fund). The Company will draw $5 million under the facility at closing, with the remaining $5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. The Company also issued 224,174 5-year warrants at an exercise price of $6.87 per share.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws	8-K	3/19/12	3.2
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Promissory Note dated March 8, 2017 – Linden Finance				Filed
10.2	Form of Stock Purchase Agreement dated April 7, 2017	8-K	4/10/17	10.1
10.3	Employment Agreement dated November 1, 2016 – Mathews*	10-Q	3/9/17	10.1
10.4	Employment Agreement dated November 24, 2014 – Gerard Wendolowski*	10-K	7/28/15	10.19
10.5	Employment Agreement dated June 11, 2017 – St. Arnauld*				Filed
10.6	2012 Equity Incentive Plan, as amended*	10-K	7/27/16	10.5
10.7	Form of Non-Qualified Stock Option Agreement	8-K	12/17/15	10.1
10.8	Form of Directors Indemnification Agreement	8-K/A	5/7/12	10.21
10.9	Loan Agreement dated August 31, 2016 – Cooperman	8-K	9/7/16	2.1
10.10	Revolving Promissory Note dated August 31, 2016 – Cooperman	8-K	9/7/16	2.2
10.11	Warrant dated August 31, 2016 – Cooperman	8-K	9/7/16	3.1
10.12	Note Conversion Agreement dated April 16, 2016 – Mathews	10-K	7/27/16	10.4
10.13	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016	10-K	7/27/16	10.19
10.14	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2015	10-K	7/28/15	10.20
10.15	Termination of AEK Consulting Agreement	10-K	7/28/15	10.12
10.16	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
21.1	Subsidiaries				Filed
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.