Form 10-K/A
period 2017-04-30
ASPEN GROUP, INC.
filed 2017-08-25
CIK 1487198

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended April 30, 2017 (“2017 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2017. We are filing this Amendment to amend Part III of the 2017 Form 10-K to include the information required by and not included in Part III of the 2017 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended April 30, 2017.

In addition, the Exhibit Index in Item 15 of Part IV of the 2017 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2017 Form 10-K. The 2017 Form 10-K continues to speak as of the date of the 2017 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table represents our Board of Directors:

Name	Age	Position
Michael Mathews	55	Chairman of the Board
Michael D’Anton	60	Director
Norman D. Dicks	75	Director
C. James Jensen	76	Director
Andrew Kaplan	51	Director
Malcolm F. MacLean IV	47	Director
Sanford Rich	59	Director
John Scheibelhoffer	55	Director
Rick Solomon	56	Director

Director Biographies

Michael Mathews has served as Aspen Group’s Chief Executive Officer and a director since March 2012 and as Chief Executive Officer of Aspen University Inc. since May 2011. He served as Chief Executive Officer of interclick, inc. (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011. From June 2007 until it was acquired by Yahoo, Inc. (NASDAQ: YHOO) in December 2011, Mr. Mathews also served as a director of interclick. From May 15, 2008 until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of interclick. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews was selected to serve as a director due to his knowledge of the for profit education industry, his commitment to a “debt free” education, his track record of success in managing early stage and growing businesses, his extensive knowledge of the online education Internet marketing industries and his knowledge of running and serving on the boards of public companies.

Michael D’Anton has served as a director of Aspen Group since March 2012 and of Aspen University for approximately 10 years. Since 1988, Dr. D’Anton has been an ENT physician and surgeon at ENT Allergy Associates. Dr. D’Anton was selected as a director for his experience in growing and running a successful surgery center and his knowledge of Aspen University from serving as a director prior to the 2011 Reverse Merger.

Norman D. Dicks has served as a director since November 17, 2016. He was a member of the United States House of Representatives for approximately 36 years. He has served as Senior Policy Advisor to law firm Van Ness Feldman LLP since 2013, advising clients on a wide-range of public policy, strategic, and regulatory issues, particularly those in the environmental sector. Prior to joining the firm, Congressman Dicks represented Washington State's 6th Congressional District from 1977-2013, where he received a first-term appointment to the House Appropriations Committee, a committee he served on for his entire tenure in Congress. In addition, Congressman Dicks served on and chaired the Interior Appropriations Subcommittee where he made environmental issues a priority, and worked on issues affecting the National Parks, National Forests, and Native American issues. Congressman Dicks also became the chair of the Defense Appropriations Committee, and concluded his tenure in Congress as top-ranking Democratic Member on the Defense Appropriations Committee, and top-ranking Democrat on the House Appropriations Committee. From 1990 to 1998, Congressman Dicks served on the House Intelligence Committee and was awarded the CIA Directors Medal. Upon his retirement, Congressman Dicks received the Department of Defense Distinguished Public Service Medal, the highest honor bestowed upon a civilian, for his work on behalf of military members and their families. Congressman Dicks was appointed a director for his experience and expertise on a wide range of public policy, strategic and regulatory issues. Given the regulatory nature of our business, Congressman Dicks’ experience provides invaluable insight and advice to the Board and management through this critical time as we prepare to offer our debtless education solution to adults across America.

C. James Jensen has served as a director of Aspen Group since March 2012 and of Aspen University since May 2011. Since 1983, Mr. Jensen has been the managing partner of Mara Gateway Associates, L.P., a privately owned real estate investment company he co-founded. Today, Mr. Jensen provides executive coaching, consulting, and advisory services to emerging growth and mid-size companies. He is an active member of the World Presidents' Organization, serves on the board of directors of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group. Mr. Jensen was selected as a director due to his previous service on public company boards and his experience with entrepreneurial companies. Mr. Jensen is also the author of 7 KEYS To Unlock Your Full Potential. (www.unlock7keys.com).

Andrew Kaplan has served as a director of Aspen Group since June 2014. Since January 1, 2015, Mr. Kaplan has been a Managing General Partner in Education Growth Partners, a private equity firm focused exclusively on the education and training industry.  From 2000 through March 2014, Mr. Kaplan was a partner in Quad Partners, or Quad, a private equity firm focused exclusively on the education industry. During his tenure with Quad, Mr. Kaplan also served as a Managing Director of Quad College Group, the operational team focused on Quad’s postsecondary portfolio. Since March 2014, Mr. Kaplan has been a consultant to the education industry. Mr. Kaplan was selected as a director for his extensive knowledge of the educational industry. From May 2014 until June 2015, Mr. Kaplan, through an entity he controls, served as a consultant to Aspen.

Malcolm F. MacLean IV has served as a director of Aspen Group since November 17, 2016. Mr. MacLean is the Managing Partner and Director of Tokyo-based Star Asia Group, which Mr. MacLean co-founded in 2006. Mr. MacLean is responsible for the day-to-day investment activities at the firm as co-Chair of the Investment Committee. Mr. MacLean is also the co-Founder and Managing Member of Taurus Capital Partners LLC, based in Los Angeles, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles. Mr MacLean was selected as a director for his extensive investment banking experience, history of entrepreneurial success and large business operational expertise.

Sanford Rich has served as a director of Aspen Group since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From September 2012 to January 2016, Mr. Rich has served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (US. Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009.  From February 2009 to December 2012 Mr. Rich was a Managing Director of Whitemarsh Capital Advisors, a broker-dealer. Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich was selected as a director for his 35 years of experience in the financial sector and his experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of Aspen Group since March 2012 and of Aspen University for approximately 10 years. Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT Allergy Associates. Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen University from serving as a director prior to the 2011 Reverse Merger.

Rick Solomon has served as a director of Aspen Group since March 2014. From May 2009 until May 2014, Mr. Solomon served as a portfolio manager at Verition Fund, a multi-strategy, multi-manager investment platform. Mr. Solomon was selected as a director for his experience in the investment industry.

Executive Officers

Name	Age	Position
Michael Mathews	55	Chief Executive Officer
Janet Gill	61	Chief Financial Officer
Dr. Cheri St. Arnauld	60	Chief Academic Officer
Gerard Wendolowski	32	Chief Operating Officer

See above for Mr. Michael Mathews’ biography.

Janet Gill has been Aspen Group’s Chief Financial Officer since December 11, 2014 and prior to that served as the interim Chief Financial Officer beginning March 11, 2014. From September 2012 until March 11, 2014, Ms. Gill was the Company’s Controller. From 2003 until August 2012, Ms. Gill was a consultant for Resources Global Professionals, a professional services firm that helps business leaders execute internal initiatives. Previously, Ms. Gill was employed as a director of finance at Verizon and as an audit supervisor at Price Waterhouse Coopers. Ms. Gill is a Certified Public Accountant (inactive) in New York.

Cheri St. Arnauld has been Aspen Group’s Chief Academic Officer since June 11, 2017. Dr. St. Arnauld previously served as Aspen University’s Chief Academic Officer beginning March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group. From August 2008 until January 2012, Dr. St. Arnauld was the Provost and Chief Academic Officer at Grand Canyon University.

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

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee (the “Nominating Committee”). Each of the committees have a written charter approved by the Board which can be found on our corporate website at http://ir.aspen.edu/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating
Michael Mathews
Michael D’Anton	✓			✓
Norman D. Dicks	✓		✓
C. James Jensen	✓	✓	Chairman
Andrew Kaplan	✓			✓
Malcolm F. MacLean IV	✓			✓
Sanford Rich	✓	Chairman
John Scheibelhoffer	✓		✓
Rick Solomon	✓	✓

Director Independence

With the exception of Michael Mathews, our Board determined that all of the directors are independent in accordance with standards under the Nasdaq Listing Rules.

Our Board determined that as a result of being employed as an executive officer, Mr. Mathews is not independent under the Nasdaq Listing Rules.

Our Board has also determined that Rick Solomon, Sanford Rich and C. James Jensen are independent under the Nasdaq Listing Rules independence standards for Audit Committee members. Also, our Board has also determined that C. James Jensen, Norman D. Dicks and John Scheibelhoffer are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee reviews Aspen Group’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

Audit Committee Financial Expert

Our Board has determined that Mr. Sanford Rich is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2012 Equity Incentive Plan (the “Plan”).

Corporate Governance and Nominating Committee

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establish procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board and its members, develop corporate governance principles, and the oversight of the evaluations of the Board and management. The Nominating Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

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

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for Aspen Group. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – implementing our business and marketing plan and continuing and managing our growth – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to grow our business, increase our enrollment and class starts, reduce the dependence on the continued growth of our nursing school and manage our expected growth consistent with regulatory oversight. In addition, while not under the direct control of our Board, there is the regulatory risk that our planned acquisition of United States University may not be approved. Assuming we complete the acquisition, integration of United States University and our ability to grow its business will be material risks our Board will be required to focus on.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests one in writing to Aspen Group, Inc., 1660 South Albion Road, Suite 525, Denver, CO 80222, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2017 except for Form 4s due in September 2016 related to the extension of a total of 13 stock option grants to the Company’s executive officers and directors detailed below. The late filings were inadvertent and were a result of omission by the Company’s counsel to file as instructed. The following details the name of the Section 16 filer and the number of late transactions: (i) Michael Mathews – 5, (ii) Janet Gill – 1, (iii) Gerard Wendolowski – 2 (iv) Michael D’Anton – 2, (v) Sanford Rich – 1, (vi) John Scheibelhoffer – 1, and (vii) James Jensen – 1.

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

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2017 and 2016 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2017

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Option Awards ($) (f)(2)	Total ($) (j)

Michael Mathews (3)	2017	287,496	60,000	88,266	435,762
Chief Executive Officer	2016	200,000	—	90,000	290,000

Cheri St. Arnauld (4)	2017	247,000	30,000	35,000	312,000
Chief Academic Officer	2016	240,000	—	60,000	300,000

Gerard Wendolowski (5)	2017	240,333	30,000	103,204	373,537
Chief Operating Officer	2016	200,000	—	42,000	242,000

———————

(1)

Bonuses. Represents cash bonuses.

(2)

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

(3)

Mathews. The amount under Option Awards represents 346,299 stock options of which expiration dates were extended and exercise prices re-priced in September 2016. See below for a further description of the amendment to the stock options.

(4)

St. Arnauld. The amount under Option Awards represents 58,334 five-year stock options granted to Dr. St. Arnauld. These options are exercisable at $1.99 per share and vest in three equal increments on June 23, 2017, June 23, 2018, and June 23, 2019, subject to continued employment on each applicable vesting date.

(5)

Wendolowski. The amount under Option Awards represents 166,667 five-year stock options granted to Mr. Wendolowski. These options are exercisable at $1.99 per share and vest in three equal increments on June 23, 2017, June 23, 2018, and June 23, 2019, subject to continued employment on each applicable vesting date. Option Awards also includes 12,501 stock options of which expiration dates were extended and exercise prices re-priced in September 2016. See below for a further description of the amendment to the stock options.

On September 13, 2016, the Company extended for 39 months from their original expiration date, a total of 410,020 stock options held by employees and directors of the Company, of which approximately 356,865 stock options were held by Named Executive Officers. As part of the extension, the option exercise prices were adjusted to Fair Market Value on the date of the extension and the original vesting period re-commenced.

Post-Fiscal Year End Grants to Named Executive Officers

On May 13, 2017, the Company granted Michael Mathews, Dr. Cheri St. Arnauld and Gerard Wendolowski 200,000, 70,000 and 200,000 five-year stock options, respectively, exercisable at $4.90 per share. The options vest annually over three years (with the first vesting date being May 13, 2018), subject to continued employment on each applicable vesting date.

On June 11, 2017, the Company granted Cheri St. Arnauld 30,000 five-year stock options exercisable at $6.28 which vest quarterly over a three-year period in 12 equal increments with the first vesting date being on September 11, 2017, subject to continued service as an executive officer on each applicable vesting date.

Named Executive Officer Employment Agreements

Michael Mathews. From May 16, 2013 until May 16, 2016, Michael Mathews had an Employment Agreement whereby Mr. Mathews was paid an annual base salary of $100,000 until it was increased to $250,000 in September 2015.

Effective November 1, 2016, Aspen Group entered into a three-year Employment Agreement with Mr. Mathews replacing his prior Employment Agreement which expired May 16, 2016. In accordance with this new Employment Agreement, Mr. Mathews receives an annual base salary of $325,000.

Cheri St. Arnauld. From March 1, 2014 until March 1, 2017, Dr. St. Arnauld had an Employment Agreement whereby Dr. St. Arnauld was paid a base salary of $120,000 on an annualized basis for the first six months of the Employment Agreement and after this six month period she began receiving an annual base salary of $240,000 which was thereafter increased to $264,000 on January 1, 2017.

Effective June 11, 2017, Aspen Group and Dr. St. Arnauld entered into a new three-year Employment Agreement. In accordance with this new Employment Agreement, Dr. St. Arnauld receives an annual base salary of $300,000.

Gerard Wendolowski. Effective November 11, 2014, Aspen Group and Mr. Wendolowski entered into a three-year Employment Agreement. Under the Employment Agreement, Mr. Wendolowski received an annual base salary of $200,000. Effective July 1, 2016, Aspen Group increased Mr. Wendolowski’s annual base salary from $200,000 to $240,000 which was thereafter increased to $264,000 on January 1, 2017 and thereafter to $300,000 on June 11, 2017.

Bonuses

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1st and ending April 30th of the applicable fiscal year, the Named Executive Officers shall have the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows:

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his or her then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). In addition, the Named Executive Officers shall be eligible to receive an additional percentage of his then Base Salary as a cash bonus (the “Discretionary Cash Bonus”) and an additional grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value equal to a percentage of the Named Executive Officers’ then base salary (the “Discretionary Equity Bonus”) based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established at the beginning of each fiscal year. There were no performance objectives set for 2016 or 2017.

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

Provided, however, that the earning of the Automatic Cash Bonus is subject to the Company having at least $2,000,000 in available cash after deducting the Target Bonuses paid to all executive officers of the Company or its subsidiaries under the same Target Bonus formula pursuant to such executives’ employment agreements (the “Cash Threshold”) and the executive officer continuing to provide services under their Employment Agreement on the applicable Target Bonus determination date. If the Company is unable to pay the Automatic Cash Bonus as a result of not meeting the Cash Threshold, no Automatic Cash Bonus will be earned for that fiscal year.

Under Mr. Mathews’ Employment Agreement, the Automatic Cash Bonus is structured to exclude borrowings under the Company’s Line of Credit Agreement which are designed to meet the minimum cash requirement.

Each of the Named Executive Officers is entitled to receive discretionary bonuses under their Employment Agreements at the discretion of the Compensation Committee. In fiscal 2017, the Named Executives Officers were each paid discretionary cash bonuses as disclosed in the Summary Compensation Table above.

Termination Provisions

Under their Employment Agreements, the Named Executive Officers are entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder.

In the event of dismissal without cause or resignation for Good Reason:

•

Mr. Mathews will receive 12 months base salary, immediate vesting of unvested equity and continued benefits;

•

Dr. St. Arnauld will receive six months base salary; and

•

Mr. Wendolowski will receive six months base salary.

Immediately upon a change of control event:

•

Mr. Mathews will receive 18 months base salary, immediate vesting of unvested equity, continued benefits and 100% of the existing Target Bonus, if any, for that fiscal when the change of control occurs.

•

Dr. St. Arnauld and Mr. Wendolowski will each receive three months base salary.

In the event Mr. Mathews’ Employment Agreement is terminated at the end of a term and he remains employed until the end of the Term, Mr. Mathews will be entitled to receive six months base salary.

Change of control is defined in their Employment Agreements similar to the manner that change of control is defined under 409A of the Code. Generally, Good Reason is defined as a material diminution in the executives’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by Aspen Group under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York or Scottsdale for Dr. St. Arnauld.

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2017:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Michael Mathews	—	25,000	(1)		2.52	6/15/20
	—	41,667	(2)		2.52	6/22/20
	—	241,667	(3)		2.52	12/4/20
	—	24,076	(4)		2.52	1/23/21
	—	13,889	(4)		2.52	1/23/21
	108,333	54,167	(5)		2.28	9/4/19
	41,667	83,333	(6)		2.10	12/11/20

Cheri St. Arnauld	41,667	—			2.28	3/1/19
	27,777	55,556	(7)		2.03	6/8/20
	—	58,334			1.992	6/23/21

Gerard Wendolowski	—	8,334	(8)		2.52	6/15/20
	—	4,167	(9)		2.52	3/17/21
	12,500	—			2.28	2/28/18
	41,667	—			2.28	3/1/19
	19,445	38,889	(10)		2.0292	6/8/20
	—	166,667	(11)		1.99	6/23/21

———————

(1)

Vests in three equal increments on June 15, 2018, June 15, 2019 and June 15, 2020.

(2)

Vests in three equal increments on June 22, 2018, June 22, 2019 and June 22, 2020.

(3)

Vests in three equal increments on December 4, 2018, December 4, 2019 and December 4, 2020.

(4)

Vests in three equal increments on October 23, 2018, October 23, 2019 and October 23, 2020.

(5)

Vests on September 4, 2017.

(6)

Vests in two equal increments on December 11, 2017 and December 11, 2018.

(7)

Vests in two equal increments on June 8, 2017 and June 8, 2018.

(8)

Vests in three equal increments on March 14, 2018, March 14, 2019 and March 14, 2020.

(9)

Vests in three equal increments on December 17, 2018, December 17, 2019 and December17, 2020.

(10)

Vests in two equal increments on June 8, 2017 and June 8, 2018.

(11)

Vests in three equal increments on June 23, 2017, June 23, 2018 and June 23, 2019.

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

Fiscal 2017 Director Compensation

Name (a)	Option Awards ($) (d)(1)	Total ($) (j)

Michael D’Anton (2)(4)	23,379	23,379

Norman D. Dicks (3)	40,000	40,000

C. James Jensen (2)(4)	43,136	43,136

Andrew Kaplan (2)(4)	33,333	33,333

Malcolm F. MacLean IV (3)	40,000	40,000

Sanford Rich (2)(4)	36,936	36,936

John Scheibelhoffer (2)(4)	28,236	28,236

Rick Solomon (2)(4)	35,400	35,400

Paul Schneier (2)(5)	9,636	9,636

David Pasi (2)(5)	7,500	7,500

———————

(1)

Amounts reported represent the aggregate grant date fair value of awards without regards to forfeitures granted to the independent members of our Board during fiscal 2017, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. As disclosed on page 7, a number of stock options held by employees and directors were extended and re-priced during the fiscal year. In connection with the re-pricing and extension, 46,905 stock options held by directors were amended.

(2)

On May 19, 2016, the specified director received a grant of 12,500 five-year stock options (exercisable at $1.92 per share) which vest over a three year period in equal increments (with the first vesting date being May 19, 2017), subject to continued service on the Board.

(3)

On November 29, 2016, the specified director received a grant of 41,667 five-year stock options (exercisable at $3.24 per share) which vest over a three year period in equal increments (with the first vesting date being November 29, 2017), subject to continued service on the Board.

(4)

On April 14, 2017, the specified director received a grant of five-year stock options (exercisable at $4.32 per share) which vest on April 14, 2018, subject to continued service on the Board and, if applicable, as a Board committee member.

(5)

Resigned during fiscal year 2017.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2017.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan (1)	2,096,550	2.42	11,783
Equity compensation plans not approved by security holders	—	—	—

Total	2,096,550	2.42	11,783

———————

(1)	Represents options issued under the Plan. Includes 1,755,494 options granted to current directors and executive officers.

On July 24, 2017, Aspen Group amended the Plan to increase the number of authorized shares under the Plan to a total of 3.5 million shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Aspen Group’s common stock beneficially owned as of August 25, 2017 by (i) those persons known by Aspen Group to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Aspen Group’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc. 1660 South Albion Road, Suite 525, Denver, CO 80222.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	802,483	5.8%
Common Stock	Cheri St. Arnauld (3)	116,912	*
Common Stock	Gerard Wendolowski (4)	148,612	1.1%

Directors:
Common Stock	Michael D’Anton (5)	244,125	1.8%
Common Stock	Norman D. Dicks (6)	0	0%
Common Stock	C. James Jensen (7)	213,855	1.6%
Common Stock	Andrew Kaplan (8)	60,939	*
Common Stock	Malcolm MacLean (9)	619,464	4.6%
Common Stock	Sanford Rich (10)	38,821	*
Common Stock	John Scheibelhoffer (11)	245,355	1.8%
Common Stock	Rick Solomon (12)	261,732	1.9%
Common Stock	All directors and executive officers as a group (12 persons) (13)	2,893,965	19.8%

5% Shareholders:
Common Stock	Leon G. Cooperman (14)	1,062,500	7.8%
Common Stock	George Melas-Kyriazi (15)	1,032,716	7.6%
Common Stock	Kinderhook 2 GP, LLC (16)	1,026,486	7.5%
Common Stock	Goudy Park Management, LLC (17)	861,477	6.3%

———————

* Less than 1%.

(1)

Beneficial Ownership Note. Applicable percentages are based on 13,612,354 shares outstanding as of August 25, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Aspen Group believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)	Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes: 86,305 shares underlying warrants and 204,167 vested stock options.
(3)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Represents vested stock options.
(4)	Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Represents vested stock options.
(5)

D’Anton. Dr. D’Anton is a director. Includes 199,451 shares of common stock held as custodian for the benefit of Dr. D’Anton’s children. Also includes 21,930 shares underlying warrants and 22,744 vested stock options held directly by Dr. D’Anton.

(6)	Dicks. Congressman Dicks is a director. Does not include options which begin to vest on November 29, 2017, subject to continued Board service.
(7)	Jenson. Mr. Jenson is a director. Includes 21,930 shares underlying warrants and 43,578 vested stock options.
(8)	Kaplan. Mr. Kaplan is a director. Includes 35,939 vested stock options.
(9)

MacLean. Mr. Maclean is a director. Represents (i) 8,166 shares held jointly with his spouse, (ii) 95,833 shares held by Starfish Partners LLC which Mr. MacLean indirectly controls, (iii) 250,000 shares held by Taurus Capital Partners LLC of which Mr. MacLean is the Managing Member, (iv) 18,938 shares held as custodian for the benefit of Mr. MacLean's children, (v) 132,111 shares held in the name of his IRA, (vi) 27,083 shares held in trust, (vii) 7,333 shares held in spouse's IRA, and (viii) 80,000 shares held in Star Asia Capital Management LLC DPB Plan U/A 01/01/2015. Does not include options which begin to vest on November 29, 2017, subject to continued Board service.

(10)	Rich. Mr. Rich is a director. Includes 36,633 vested stock options.
(11)

Scheibelhoffer. Dr. Scheibelhoffer is a director. Includes 200,681 shares of common stock held as custodian for the benefit of Dr. Scheibelhoffer’s children. Also includes 21,930 shares underlying warrants and 22,744 vested stock options held directly by Dr. Scheibelhoffer.

(12)	Solomon. Mr. Solomon is a director. Includes 109,649 shares underlying warrants and 27,432 vested stock options.
(13)	Directors and Executive Officers as a group. This amount includes ownership by executive officers who are not Named Executive Officers under the SEC’s disclosure rules.
(14)	Cooperman. Address is 810 7th Ave., 33rd floor, New York, NY 10019. Based on a Schedule 13G/A filed with SEC on February 4, 2016 and subsequent issuance of warrants to Mr. Cooperman.
(15)

Melas-Kyriazi. Includes 5,976,211 shares held by Alvin Fund LLC in which Mr. Melas-Kyriazi is the manager. Address is 215 W 98th Street, New York, NY 10025.  Based on a Schedule 13G/A filed with SEC on April 27, 2017.

(16)

Kinderhook. The managing member of Kinderhook 2 GP, LLC is Tushar Shah. Address is 2 Executive Drive, Suite 585, Fort Lee, NJ 07024.   Based on a Schedule 13G/A filed with SEC on February 10, 2017 and subsequent purchase in the Company’s private placement offering.

(17)

Goudy Park. Based on a Schedule 13D filed with the SEC on April 24, 2017. The managing member of Goudy Park Management, LLC is James W. DeYoung, Jr. Address is 1 N. Franklin Street, Suite 350, Chicago, IL 60606.  Based on a Schedule 13D filed with SEC on April 24, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 14, 2012, Mr. Mathews loaned Aspen Group $300,000 in exchange for a convertible demand note bearing interest at 5% per annum. The note was convertible at $4.20 per share, and the due date was extended to May 5, 2018. On April 7, 2017, the Company repaid the full amount due under Mr. Mathews’ note.

In March 2012, Mr. Mathews loaned Aspen $300,000 in exchange for a convertible note bearing interest at 0.19% per annum. The note was convertible at $12.00 per share. As a condition of certain warrant holders exercising their warrants, Mr. Mathews converted the March 2012 note and the related accrued interest on the note after the conversion price was reduced from $12.00 to $2.28 per share.

In June 2013, Mr. Mathews loaned Aspen Group $1 million and was issued a $1 million 10% Promissory Note due December 31, 2013 (which had been extended to May 5, 2018). On April 7, 2017, the Company repaid the full amount due under Mr. Mathews’ note.

Effective May 29, 2014, Aspen Group entered into a consulting agreement with AEK Consulting LLC, or AEK, a company controlled by Mr. Andrew Kaplan, a director, pursuant to which AEK acts as a strategic advisor providing educational, business and financial advice services to Aspen Group. In exchange for its services, AEK was to be paid $120,000, provided that Aspen Group achieves certain business objectives. In addition, AEK was issued 66,667 restricted stock units, vesting quarterly over 18 months subject to Aspen Group’s achievement of certain business objectives and other conditions. None of the business objectives or conditions were met. In June 2015, the Company and AEK agreed to terminate the consulting agreement in consideration for the issuance of 25,000 restricted stock units. The 66,667 restricted stock units were cancelled.

In September 2014, Leon G. Cooperman, a 5% shareholder of the Company, invested $1,240,000 in a private placement on terms identical to others investors in the offering. Mr. Cooperman purchased 666,667 shares of common stock and 333,333 warrants. The warrants were exercisable at $2.28 per share. In April 2015, the Company closed on an offering with its outstanding warrant holders whereby it agreed to reduce the exercise price of the outstanding warrants to $1.86 if the warrant holder exercised early. Mr. Cooperman agreed and exercised 333,333 warrants.

On April 22, 2016, the Company issued 404,623 shares of common stock to two of its warrant holders, including George Melas-Kyriazi, a 5% shareholder, in exchange for their early exercise of warrants at a reduced exercise price of $1.86 (originally $2.28) per share. George Melas-Kyriazi exercised all of his warrants for 202,957 shares of common stock.

On August 31, 2016, the Company entered into a $3 million revolving line of credit agreement (“LOC”) with Mr. Cooperman. Under the LOC, Mr. Cooperman agreed to lend the Company up to a maximum of $3 million on a revolving basis for up to three years. The Company paid Mr. Cooperman a facility fee of $60,000 and issued Mr. Cooperman a revolving promissory note. In addition, the Company will pay to Mr. Cooperman interest monthly on the principal amount of the note outstanding at a rate of 12% per annum, and a commitment fee monthly on the undrawn portion of the note at a rate of 2% per annum. Upon issuance, the Company borrowed $750,000 under the LOC. The Company also issued to Mr. Cooperman 62,500 five-year warrants exercisable at $2.40 per share. On April 7, 2017, the Company repaid $2,157,534 to Mr. Cooperman which was the full amount owed by the Company under the LOC.

On April 7, 2017, Kinderhook 2 GP, LLC and Alvin Fund LLC (controlled by Mr. George Melas-Kyriazi), each 5% shareholders, invested approximately $1.4 million and $825,000 respectively, in the Company’s private placement offering. Additionally, Goudy Park Management, LLC invested approximately $2 million in the April 2017 offering which resulted in it becoming a 5% shareholder. The investments were on the same terms as other investors in the offering.

Item 14.  Principal Accounting Fees and Services

All of the services provided and fees charged by Salberg & Company, P.A., our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2017 and 2016.

	Year Ended April 30, 2017 ($)	Year Ended April 30, 2016 ($)
Audit Fees (1)	97,000	83,000
Audit Related Fees (2)	15,000	5,000
Tax Fees	0	0
All Other Fees	0	0
Total	112,000	88,000

———————

(1)

Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including filings with the Department of Education.

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

Aspen Group, Inc.

Date: August 25, 2017	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2017	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws	8-K	3/19/12	3.2
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Promissory Note dated March 8, 2017 – Linden Finance				Filed^
10.2	Form of Stock Purchase Agreement dated April 7, 2017	8-K	4/10/17	10.1
10.3	Employment Agreement dated November 1, 2016 – Mathews*	10-Q	3/9/17	10.1
10.4	Employment Agreement dated November 24, 2014 – Gerard Wendolowski*	10-K	7/28/15	10.19
10.5	Employment Agreement dated June 11, 2017 – St. Arnauld*				Filed^
10.6	2012 Equity Incentive Plan, as amended*	10-K	7/27/16	10.5
10.7	Form of Non-Qualified Stock Option Agreement	8-K	12/17/15	10.1
10.8	Form of Directors Indemnification Agreement	8-K/A	5/7/12	10.21
10.9	Loan Agreement dated August 31, 2016 – Cooperman	8-K	9/7/16	2.1
10.10	Revolving Promissory Note dated August 31, 2016 – Cooperman	8-K	9/7/16	2.2
10.11	Warrant dated August 31, 2016 – Cooperman	8-K	9/7/16	3.1
10.12	Note Conversion Agreement dated April 16, 2016 – Mathews	10-K	7/27/16	10.4
10.13	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016	10-K	7/27/16	10.19
10.14	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2015	10-K	7/28/15	10.20
10.15	Termination of AEK Consulting Agreement	10-K	7/28/15	10.12
10.16	Consulting Agreement – AEK Consulting	10-K	7/29/14	10.24
10.17	Asset Purchase Agreement dated May 13, 2017 – Linden Education Partners LLC***	8-K	5/18/17	10.1
21.1	Subsidiaries				Filed^
23.1	Consent of Independent Registered Public Accounting Firm				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^
101.INS	XBRL Instance Document				Filed^
101.SCH	XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

———————

*

Represents compensatory plan of management.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

^

Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, originally filed with the SEC on July 25, 2017, which is being amended hereby.