Form 10-Q
period 2017-07-31
ASPEN GROUP, INC.
filed 2017-09-14
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 14, 2017
Common Stock, $0.001 par value per share	13,593,492 shares

SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2017	2017
	(Unaudited)
Assets

Current assets:
Cash	$6,213,569	$2,756,217
Accounts receivable, net of allowance of $391,864 and $328,864, respectively	5,066,845	4,434,862
Prepaid expenses	182,433	133,531
Promissory note receivable	900,000	900,000
Other receivables	220,430	81,464
Accrued interest receivable	26,400	8,000
Total current assets	12,609,677	8,314,074

Property and equipment:
Call center equipment	77,269	53,748
Computer and office equipment	103,191	103,649
Furniture and fixtures	272,790	255,984
Software	2,198,473	2,131,344
	2,651,723	2,544,725
Less accumulated depreciation and amortization	(1,060,681)	(1,090,010)
Total property and equipment, net	1,591,042	1,454,715
Courseware, net	150,839	145,477
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term accounts receivable	661,578	657,542
Other assets	56,417	56,417

Total assets	$15,114,882	$10,673,554

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2017	2017
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$972,131	$756,701
Accrued expenses	208,084	262,911
Deferred revenue	1,405,006	1,354,989
Refunds due Students	390,900	310,576
Deferred rent, current portion	9,375	11,200
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	3,035,496	2,746,377

Senior secured term loan, net of discounts	4,254,249	—
Warrant derivative liability	52,500	52,500
Deferred rent	32,579	34,437
Total liabilities	7,374,824	2,833,314

Commitments and contingencies - See Note 6	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized,
13,610,159 issued and 13,593,492 outstanding at July 31, 2017
13,520,679 issued and 13,504,012 outstanding at April 30, 2017	13,593	13,504
Additional paid-in capital	34,274,231	33,607,423
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(26,477,766)	(25,710,687)
Total stockholders’ equity	7,740,058	7,840,240

Total liabilities and stockholders’ equity	$15,114,882	$10,673,554

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	July 31,
	2017	2016

Revenues	$4,242,886	$2,756,815

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,752,491	896,059
General and administrative	3,131,335	2,182,078
Depreciation and amortization	138,720	151,049
Total operating expenses	5,022,546	3,229,186

Operating loss	(779,660)	(472,371)

Other income (expense):
Other income	18,778	57
Interest expense	(6,197)	(33,133)
Total other income (expense), net	12,581	(33,076)

Loss before income taxes	(767,079)	(505,447)

Income tax expense (benefit)	—	—

Net loss	$(767,079)	$(505,447)

Net loss per share allocable to common stockholders – basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	13,526,374	11,320,425

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2017

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Fees associated with equity raise	—	—	(4,707)	—	—	(4,707)
Stock-based compensation	—	—	159,300	—	—	159,300
Common stock issued for cashless warrant exercises	74,622	75	(75)	—	—	—
Common stock issued for warrants exercised for cash	14,858	14	33,862	—	—	33,876
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Net loss, for the three months ended July 31, 2017	—	—	—	—	(767,079)	(767,079)
Balance at July 31, 2017	13,593,492	$13,593	$34,274,231	$(70,000)	$(26,477,766)	$7,740,058

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(767,079)	$(505,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	63,000	—
Depreciation and amortization	138,720	151,049
Stock-based compensation	159,300	95,607
Amortization of prepaid shares for services	—	7,015
Warrant buyback expense	—	206,000
Changes in operating assets and liabilities:
Accounts receivable	(699,020)	(580,913)
Other receivables	(138,966)	—
Prepaid expenses	(48,902)	(23,188)
Accrued interest receivable	(18,400)	—
Other assets	—	(23,001)
Accounts payable	215,431	409,498
Accrued expenses	(54,827)	73,293
Deferred rent	(3,683)	23,708
Refunds due students	80,324	11,055
Deferred revenue	50,017	189,800
Net cash (used in) provided by operating activities	(1,024,085)	34,476

Cash flows from investing activities:
Purchases of property and equipment	(261,409)	(179,117)
Purchases of courseware	(19,000)	(4,450)
Net cash used in investing activities	(280,409)	(183,567)

Cash flows from financing activities:
Warrant Buyback	—	(400,000)
Payments to bank line of credit	—	247,000
Senior secured term loan – net	4,732,677	—
Proceeds of warrant exercise	33,876	—
Disbursements for equity offering costs	(4,707)	(1,388)
Net cash provided by (used in) financing activities	4,761,846	(154,388)

Net (decrease) increase in cash	3,457,352	(303,479)
Cash at beginning of period	2,756,217	783,796
Cash at end of period	$6,213,569	$480,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,346	$28,327
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$—	$75,002
Warrants issued as part of senior secured loan	$478,428	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

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

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs), and set a subsequent program participation agreement reapplication date of March 31, 2021.

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2017 and 2016, our cash flows for the three months ended July 31, 2017 and 2016, and our financial position as of July 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended April 30, 2017 as filed with the SEC on July 25, 2017. The April 30, 2017 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

B. Liquidity

At July 31, 2017, the Company had a cash balance of $6,213,569.

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, with the remaining $5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. (See Note 5).

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware and software development costs, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2017 and April 30, 2017. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2017. As of July 31, 2017 and April 30, 2017, there were deposits totaling $5,998,944 and $2,687,461, respectively, held in two separate institutions greater than the federally insured limits.

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

JULY 31, 2017

(Unaudited)

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Refunds Due Students

The Company receives Title IV funds from the DOE to cover tuition and living expenses. After deducting tuition and fees, the Company sends checks for the remaining balances to the students.

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

The Company has revenues from students outside the United States representing 3.0% of the revenues for the quarter ended July 31, 2017.

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,632,884 and 1,868,425 shares of common stock, warrants to purchase 1,007,509 and 872,055 shares of common stock, and $50,000 and $350,000 of convertible debt (convertible into 4,167 and 75,596 shares of common stock, respectively) were outstanding during three months ending July 31, 2017 and 2016, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

Recent Accounting Pronouncements

There have been no new relevant pronouncements since those disclosed in the April 30, 2017 Consolidated Financial Statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at July 31, 2017 and April 30, 2017:

	July 31,	April 30,
	2017	2017
Call center hardware	$77,269	$53,748
Computer and office equipment	103,191	103,649
Furniture and fixtures	272,790	255,984
Software	2,198,473	2,131,344
	2,651,723	2,544,725
Accumulated depreciation and amortization	(1,060,681)	(1,090,010)
Property and equipment, net	$1,591,042	$1,454,715

Software consisted of the following at July 31, 2017 and April 30, 2017:

	July 31,	April 30,
	2017	2017
Software	$2,198,473	$2,131,344
Accumulated amortization	(953,218)	(994,017)
Software, net	$1,245,255	$1,137,327

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three months ended July 31, 2017 and 2016:

	For the Three Months Ended
	July 31,
	2017	2016

Depreciation and Amortization Expense	125,082	135,147

Software Amortization Expense	107,607	124,180

The following is a schedule of estimated future amortization expense of software at July 31, 2017:

Year Ending April 30,
2018	$311,020
2019	342,717
2020	272,875
2021	200,428
2022	118,215
Total	$1,245,255

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

Note 4. Courseware

Courseware costs capitalized were $19,000 and $4,450 for the three months ended July 31, 2017 and 2016 respectively. When Courseware becomes fully amortized it is written off against the accumulated amortization. There is no expense impact to these write-offs.

Courseware consisted of the following at July 31, 2017 and April 30, 2017:

	July 31,	April 30,
	2017	2017
Courseware	$273,577	$271,777
Accumulated amortization	(122,738)	(126,300)
Courseware, net	$150,839	$145,477

Amortization expense of courseware for the three months ended July 31, 2017 and 2016:

	For the Three Months Ended
	July 31,
	2017	2016

Amortization Expense	13,638	15,902

The following is a schedule of estimated future amortization expense of courseware at July 31, 2017:

Year Ending April 30,
2018	$40,490
2019	53,269
2020	39,427
2021	12,463
2022	5,190
Total	$150,839

Note 5. Senior Secured Term Loan

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, with the remaining $5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate.

The Company will be required to begin making principal repayments upon the 24-month anniversary of the initial closing (July 24, 2019), and each month thereafter will repay 1/24th of the total loan amount outstanding.  Should the Company achieve both annualized revenue growth of at least 30% and operating margin of at least 7.5% for any 12-month trailing period, then at the quarter-end of that 12-month trailing period, the Company may elect to extend the interest only period for the quarter immediately following the 12-month trailing period throughout the duration of the loan.

Additionally, the Company paid a 0.25% origination fee and will pay another 0.25% origination fee upon the second closing, will be subject to a final payment fee of 3.25% of the principal lent, and issued 224,174 5-year warrants at an exercise price of $6.87. The relative fair value of the warrants was $478,428 and was recorded as debt discount along with other direct costs of the term loan and is being amortized to interest expense over the term of the loan. (See Note 7)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

Note 6. Commitments and Contingencies

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of July 31, 2017, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs), and set a subsequent program participation agreement reapplication date of March 31, 2021.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

Note 7. Stockholders’ Equity

Common Stock

Effective May 24, 2017, the Company entered into waiver agreements with all of its investors in the April 2017 common stock offering. In consideration for waiving their registration rights, the Company paid to each of the investors 1.5% of their investment amount in the offering. The total amount paid was $112,500 and was recorded in general and administrative expenses during the quarter ended July 31, 2017.

The Company issued 89,480 shares in conjunction with cash and cashless warrant exercises during the three months ended July 31, 2017.

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2017	914,123	$2.82	1.6	$1,991,067
Granted	224,174	6.87	—	—
Exercised	(125,404)	0.27	—	—
Surrendered	—	—	—	—
Expired	(5,384)	3.99	—	—
Balance Outstanding, July 31, 2017	1,007,509	$3.80	2.2	$2,803,461

Exercisable, July 31, 2017	1,007,509	$3.80	2.2	$2,803,461

In connection with the Senior Secured Term Loan that was finalized on July 25, 2017, the Company issued 224,174 5-year warrants at an exercise price of $6.87. (See Note 5)

The Company issued 89,480 shares of Common Stock in conjunction with the exercise of 125,404 warrants.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 shares effective November 2015, 2,108,333 shares effective June 2016 and 3,500,000 shares effective July 2017, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2017, there were 867,116 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended July 31, 2017 and 2016.

	July 31,
	2017	2016
Expected life (years)	3.5	4 - 6.5
Expected volatility	40% - 43%	40% - 43%
Weighted-average volatility	38.6%	40.0%
Risk-free interest rate	0.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

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

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2017, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2017	2,097,384	$2.42	3.09	$7,267,892
Granted	535,500	4.98	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2017	2,632,884	$2.94	3.14	$16,732,558

Exercisable, July 31, 2017	1,377,363	$2.28	1.53	$8,689,038

On May 13, 2017, the Company granted its executive officers a total of 500,000 five-year options to purchase shares of the Company’s common stock under the Plan. The options vest annually over three years, subject to continued employment at each applicable vesting date, and are exercisable at $4.90 per share. The Chairman and Chief Executive Officer received 200,000 options with a fair value of $282,000, the Chief Operating Officer received 200,000 options with a fair value of $282,000, the Chief Academic Officer received 70,000 options with a fair value of $98,700 and the Chief Financial Officer received 30,000 options with a fair value of $42,300.

In May 2017, the Company issued 5,500 stock options to various employees at exercise prices ranging from $4.95 to $5.10 per share.

Effective June 11, 2017, the Company granted the Chief Academic Officer 30,000 five-year options. The options vest quarterly over a three-year period in 12 equal quarterly increments with the first vesting date being September 11, 2017, subject to continued employment on each applicable vesting date. The options are exercisable at $6.28 per share and the fair value is $54,000.

As of July 31, 2017, there was approximately $1,325,277 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.75 years.

The Company recorded compensation expense of $159,300 and $95,607 for the three months ended July 31, 2017 and 2016, respectively, in connection with stock options.

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during three months ended July 31, 2017 and 2016. The Company recorded no compensation expense for the three months ended July 31, 2017 and 2016. There was no unrecognized compensation cost at July 31, 2017. All remaining options expired during the year ended April 30, 2017.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

Note 8. Pending Acquisition

On May 13, 2017, the Company entered into a definitive agreement to acquire the operating assets of United States University (“USU”), a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. The transaction is subject to customary closing conditions and regulatory approvals by the DOE, WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be November 2017.

In furtherance of this possible acquisition, the Company lent $900,000 to the target with the loan guaranteed by its principal owner. The Company also entered into a Marketing Consulting Agreement with USU. The note for $900,000 and 8% per annum interest is immediately due upon the earlier of (i) the closing of the acquisition in which case it shall be a credit towards the $2.5 million cash due at closing, (ii) January 15, 2018, or (iii) the termination of the acquisition. The Company drew the $900,000 from the third party line of credit. (See Note 5)

Note 9. Subsequent Events

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under HEA and the Federal student financial assistance programs (Title IV, HEA programs), and set a subsequent program participation agreement reapplication date of March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 25, 2017 with the Securities and Exchange Commission, or the SEC.

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries, unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University.

Company Overview

Aspen Group, Inc. is a post-secondary education company with an overarching vision of making higher education affordable again in America. To date, Aspen Group’s sole operating subsidiary has been Aspen University, Inc., doing business as Aspen University. On May 13, 2017, Aspen Group entered into a definitive agreement to acquire USU, a regionally accredited for-profit university based in San Diego, California for a total purchase price of $9 million. The transaction is subject to customary closing conditions and regulatory approvals by the DOE, WASC Senior College and University Commission, and state regulatory and programmatic accreditation bodies. The earliest that Aspen Group would receive required regulatory approvals would be November 2017.

To finance the cash portion of the Acquisition and provide appropriate working capital, we recently closed a $10 million senior secured term loan with Runway Growth Capital Fund. The Company drew $5 million under the facility at closing, with the remaining $5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of USU. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate.

The remainder of this management’s discussion will focus on Aspen University.

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

Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly tuition payment plan option versus taking out a federal financial aid loan.

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our active degree-seeking students (71% as of July 31, 2017) were enrolled in Aspen University’s School of Nursing.

Student Population Overview*

Aspen’s active degree-seeking student body increased year-over-year by 54% during the fiscal quarter ended July 31, 2017, from 3,252 to 5,015 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 66% of our active degree-seeking student body at July 31, 2016, to 71% at July 31, 2017. Aspen’s School of Nursing grew from 2,144 to 3,569 student’s year-over-year, which represented 81% of Aspen’s active degree-seeking student body growth. At July 31, 2017, Aspen’s School of Nursing included 2,260 active students in the RN to BSN program and 1,309 active students in the MSN program or the RN to MSN Bridge program.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in November, 2014, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the active degree seeking student body over the past eight quarters, including the recent quarter ending July 31, 2017.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal quarter end October 31, 2015	557	2,422
Fiscal quarter end January 31, 2016	550	2,704
Fiscal quarter end April 30, 2016	572	2,932
Fiscal quarter end July 31, 2016	621	3,252
Fiscal quarter end October 31, 2016	811	3,726
Fiscal quarter end January 31, 2017	825	4,064
Fiscal quarter end April 30, 2017	986	4,681
Fiscal quarter end July 31, 2017	1,025	5,015

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall active student body growth. Specifically, Aspen’s School of Nursing is projecting to grow on an annualized basis by approximately 1,500 Active Nursing students – net of student graduations and withdrawals (or ~125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,080 students – net (or ~90/month).

Aspen University expects its total active degree-seeking student body to continue its rapid growth and reach approximately 7,000 students by the end of the fiscal year, April 30, 2018. Therefore, the university is on pace to increase its active student body by ~2,300 students on an annualized basis in fiscal year 2018 versus the previous pace of ~1,750 active students a year ago, an improvement of approximately 50% in total students year-over-year.

Nursing Revenue Summary

Below is a summary of the nursing active degree-seeking student body as a percentage of the total active degree-seeking student body over the past eight fiscal quarters, as well as the Nursing degree-seeking revenue as a percentage of total revenues.

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)	Nursing Degree-Seeking Active Student Body – Revenue %
Quarter ended October 31, 2015	2,422	1,379	57%	59%
Quarter ended January 31, 2016	2,704	1,663	62%	62%
Quarter ended April 30, 2016	2,932	1,882	64%	67%
Quarter ended July 31, 2016	3,252	2,144	66%	69%
Quarter ended October 31, 2016	3,726	2,538	68%	71%
Quarter ended January 31, 2017	4,064	2,899	71%	71%
Quarter ended April 30, 2017	4,681	3,363	72%	74%
Quarter ended July 31, 2017	5,015	3,569	71%	73%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 66% of courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of July 31, 2017, Aspen had a total of 3,410 active students paying tuition through a monthly payment method of which 3,125 active students are paying through a monthly payment plan, and 285 students are paying through a monthly installment plan. Additionally, Aspen is currently projecting to add approximately 160 active students/month net to its monthly payment programs through fiscal year 2018. The total contractual value of monthly payment plan students now exceeds $30 million which currently delivers monthly recurring tuition cash payments of approximately $880,000.

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
* Projection ** Based on current $812 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 8.6x, in other words an 8.6x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $868,298 at April 30, 2014 to a net number of $5,728,423 at July 31, 2017. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

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

The common thread is the actual monthly payment, which is a private loan commitment with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them. At July 31, 2017, there were approximately 3,400 students on a monthly payment plan, which represented 68% of Aspen’s active student body at July 31, 2017.

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

At July 31, 2017, the Allowance for Doubtful Accounts was $391,864 which represents 6.4% of the Gross Accounts Receivable balance, both short-term and long-term. It should be noted that this percentage matches the latest Aspen University default rate among former federal financial aid students at Aspen as released by the DOE. Management recorded a $63,000 reserve expense during the quarter ended July 31, 2017.

The Introduction of Long-Term Accounts Receivables

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program.  This contractual amount cannot be recorded as the student does have the option to stop attending.  As a student takes a class, revenue is earned over that eight week class.  Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance.  If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At July 31, 2017 and April 30, 2017 those balances are $661,578 and $657,542, respectively.

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

Seasonality Briefing

As Aspen University continues to scale its student body, seasonality has become more pronounced.  During fiscal year 2016, the Company explained that its first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore students tend to take less courses during that quarter relative to the other three fiscal quarters. Conversely, the second fiscal quarter (August – October) is the seasonal high point given students’ ingrained ‘start of the school year’ mentality.

Results of Operations

For the Quarter Ended July 31, 2017 Compared with the Quarter Ended July 31, 2016

Revenue

Revenue from operations for the quarter ended July 31, 2017 (“2017 Quarter”) increased to $4,242,886 from $2,756,815 for the quarter ended July 31, 2016 (“2016 Quarter”), an increase of $1,486,071 or 54%.  Aspen’s School of Nursing accounted for 73% of the revenues for the 2017 Quarter.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Quarter rose to $853,058 from $459,199 for the 2016 Quarter, an increase of $393,859 or 86%. Instructional costs and services for the 2017 Quarter as a percentage of revenue was 20% as compared to 17% for the 2016 Quarter. Note that course payments are paid to instructors upon completion of a given 8-week course, so in the slower summer seasonal 2017 quarter just ended, the courses paid to instructors were from the seasonally stronger Spring period (March – May).  In the second fiscal quarter, courses paid to instructors will be from the seasonally weaker Summer period (June – August), consequently we expect instructional costs and services as a percentage of revenue to drop down below 20%, similar to recent quarterly results.

Marketing and Promotional

Marketing and promotional costs for the 2017 Quarter were $899,433 compared to $436,860 for the 2016 Quarter, an increase of $462,573 or 106%. The Company spent 88% of this increase on internet advertising, which approximated $275,000 per month. In addition, the Company spent approximately $20,000 during the 2017 Quarter for web design and development. The Company expects marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $325,000 per month beginning in August 2017.

Gross profit was 56% of revenues or $2,369,150 for the 2017 Quarter as compared to 62% of revenues or $1,720,674 for the 2016 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Quarter were $3,131,335 compared to $2,182,078 during the 2016 Quarter, an increase of $949,257 or 44%. During this quarter, the Company incurred three non-recurring charges totaling $320,000 that were unrelated to the ongoing operations; NASDAQ uplist fees, expenses related to the asset purchase agreement with USU, and fees associated with the waiver of registration rights granted in the April 2017 equity raise.  In preparation to support a second institution of higher learning (pending regulatory approval), over the past 6 months Aspen Group has increased its full-time staff, not including faculty, from 81 to 125 employees. Aspen now employs 58 Enrollment Advisors, 15 Academic Advisors, 17 software developers, and 26 employees in academic operations and 9 in corporate/marketing.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Quarter decreased to $138,720 from $151,049 for the 2016 Quarter, a decrease of $12,329 or 8%.

Other Expense, net

Other income for the 2017 Quarter increased to $18,778 from $57 in the 2016 Quarter, an increase of $18,721, reflecting the interest earned on the receivable from USU. Interest expense decreased to $6,197 from $33,133, an increase of $26,936 or 81%. This decrease reflects lower interest after all debt was paid off in April 2017.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2017 Quarter was ($767,079) as compared to ($505,447) for the 2016 Quarter, an increase in the loss of $261,632. Although revenues in the 2017 Quarter grew at a higher rate than the increase of recurring operating costs, the higher non-recurring costs related to the USU acquisition, the NASDAQ uplist and the fee associated with the waiver of registration rights during the April 2017 equity raise, resulted in an increased loss for the 2017 Quarter.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $354,536. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended July 31,
	2017	2016
Net loss	$(767,079)	$(505,447)
Interest Expense, net of interest income	(12,581)	33,076
Depreciation & amortization	138,720	151,049
EBITDA (Loss)	(640,940)	(321,322)
Bad debt expense	63,000	—
Acquisition expenses	119,282	—
Warrant modification expense	—	206,000
Non-recurring charges	354,536	258,241
Stock-based compensation	159,300	95,607
Adjusted EBITDA	$55,178	$238,526

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Quarters Ended
	July 31,
	2017	2016

Net cash (used in) provided by operating activities	$(1,024,085)	$34,476
Net cash used in investing activities	(280,409)	(183,567)
Net cash provided (used in) by financing activities	4,761,846	(154,388)
Net increase (decrease) in cash	$3,457,352	$(303,479)

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities during the 2017 Quarter totaled ($1,024,085) and resulted primarily from a net loss of operations of ($767,079) and a net change in operating assets and liabilities of ($618,026), both offset by non-cash items of $361,020. The most significant change in operating assets and liabilities was an increase of $699,020 in accounts receivable, reflecting the expansion of the monthly payment plan. The most significant non-cash item was $159,300 for stock compensation expense.

Net cash provided from operating activities during the 2016 Quarter totaled $34,476, reflecting a net loss of ($505,447), a net change in operating assets and liabilities of $80,252 and non-cash items of $459,671.  The most significant change in operating assets and liabilities was a $580,913 increase in accounts receivable. The most significant non-cash item was $206,000 for warrant buyback expense.

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2017 Quarter totaled ($280,409), reflecting primarily fixed asset and courseware purchases.

Net cash used in investing activities during the 2016 Quarter totaled ($183,567), reflecting fixed asset and courseware purchases.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by financing activities during the 2017 Quarter totaled $4,761,846, reflecting the net proceeds of $4,732,677 from the senior secured term loan.

Net cash used in financing activities during the 2016 Quarter totaled ($154,388) due to $400,000 paid for the warrant buyback offset by proceeds from the line of credit of $247,000.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. More recently, we were able to secure traditional debt financing not convertible into shares of common stock. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses. On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 shares of common stock. The net proceeds of $6,996,000 were partially used to terminate the third party line of credit with an outstanding balance of approximately $2,150,000 and the repayment of approximately $1,300,000 under notes held by the Company’s CEO. Accrued interest was paid on all retirements. In addition, on July 25, 2017, the Company finalized a $10 million senior secured term loan, $5 million of which was funded at the close.

As of September 13, 2017, the Company had a cash balance of approximately $5.7 million. With the cash from the Company’s $7.5 million equity raise, the senior secured term loan of $10 million in total, the growth in the Company revenues, and improving operating margins, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures and close the USU acquisition for at least the next 12 months.

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The most common payment option for Aspen’s students is personal funds or payment made on their behalf by an employer. The monthly payment plan represents 68% of the payments that are made by students. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

For accounts receivable from students, both short term and long term, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. Aspen applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Any receivable of a student on a monthly payment plan that exceeds 12 months, the portion that exceeds 12 months is reflected in long term accounts receivable.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding nursing and active student growth, expected Marketing Efficiency Ratio, increase in marketing and promotional costs, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, competition, and ineffective media and/or marketing, failure to maintain growth in degree seeking students and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended April 30, 2017. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”) as described below. Unless stated otherwise, all securities issued are shares of common stock.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Consultant (1)	April 17, 2017	20,000	Consulting Services
Warrant Holders (1)	July 11, 2017	14,858	Cash exercise of Warrants
Warrant Holders (2)	May 10, 2017 and July 12, 2017	74,622	Cashless exercise of Warrants

———————

(1)	Exempt under Section 4(a)(2) and Rule 506(b) of the Securities Act.
(2)	Exempt under Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

September 14, 2017	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 14, 2017	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Certificate of Incorporation, as amended	S-1	10/8/14	3.1
3.2	Bylaws	8-K	3/19/12	3.2
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Loan and Security Agreement – Runway+	8-K	7/28/17	10.1
10.2	Registration Rights Agreement – Runway	8-K	7/28/17	10.2
10.3	Warrant Agreement – Runway +	8-K	7/28/17	10.3
10.4	Form of Registration Rights Waiver				Filed
10.5	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.6	Employment Agreement dated June 11, 2017 – St. Arnauld*	8-K	6/15/17	10.1
10.7	Asset Purchase Agreement dated May 13, 2017	8-K	5/18/17	10.1
10.8	Amendment to the 2012 Equity Incentive Plan*
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+

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