Form 10-Q
period 2017-10-31
ASPEN GROUP, INC.
filed 2017-12-13
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38175

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 12, 2017
Common Stock, $0.001 par value per share	14,816,205 shares

SIGNATURES	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2017	2017
	(Unaudited)
Assets

Current assets:
Cash	$5,379,694	$2,756,217
Accounts receivable, net of allowance of $414,364 and $328,864, respectively	6,390,633	4,434,862
Prepaid expenses	172,923	133,531
Promissory note receivable	900,000	900,000
Other receivables	470,049	81,464
Accrued interest receivable	44,800	8,000
Total current assets	13,358,099	8,314,074

Property and equipment:
Call center equipment	82,606	53,748
Computer and office equipment	105,717	103,649
Furniture and fixtures	282,932	255,984
Software	2,459,932	2,131,344
	2,931,187	2,544,725
Less accumulated depreciation and amortization	(1,192,350)	(1,090,010)
Total property and equipment, net	1,738,837	1,454,715
Courseware, net	143,254	145,477
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual receivable	753,326	657,542
Other assets	89,609	56,417

Total assets	$16,128,454	$10,673,554

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2017	2017
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$934,367	$756,701
Accrued expenses	246,415	262,911
Deferred revenue	2,314,163	1,354,989
Refunds due Students	734,938	310,576
Deferred rent, current portion	7,550	11,200
Convertible notes payable, current portion	50,000	50,000
Total current liabilities	4,287,433	2,746,377

Senior secured loan payable, net of discount	4,302,144	—
Warrant liability	52,500	52,500
Deferred rent	30,478	34,437
Total liabilities	8,672,555	2,833,314

Commitments and contingencies - See Note 6	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,613,996 issued and 13,597,329 outstanding at October 31, 2017, 13,504,012 issued and 13,487,345 outstanding at April 30, 2017	13,613	13,504
Additional paid-in capital	34,471,602	33,607,423
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(26,959,316)	(25,710,687)
Total stockholders’ equity	7,455,899	7,840,240

Total liabilities and stockholders’ equity	$16,128,454	$10,673,554

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenues	$4,851,639	$3,465,026	$9,094,525	$6,221,841

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,864,659	1,234,856	3,617,150	2,130,915
General and administrative	3,166,391	1,913,403	6,297,725	4,095,481
Depreciation and amortization	145,355	139,005	284,074	290,055
Total operating expenses	5,176,405	3,287,264	10,198,949	6,516,451

Operating (loss) income	(324,766)	177,762	(1,104,424)	(294,610)

Other expense:
Other income	23,111	1,307	41,888	1,364
Interest expense	(179,896)	(62,528)	(186,093)	(95,661)
Total expense, net	(156,785)	(61,221)	(144,205)	(94,297)

(Loss) income before income taxes	(481,551)	116,541	(1,248,629)	(388,907)

Income tax expense (benefit)	—	—	—	—

Net (loss) income	$(481,551)	$116,541	$(1,248,629)	$(388,907)

Net (loss) income per share allocable to common stockholders - basic	$(0.04)	$0.01	$(0.09)	$(0.03)
Net (loss) income per share allocable to common stockholders - diluted	$(0.04)	$0.01	$(0.09)	$(0.03)

Weighted average number of common shares outstanding: basic	13,587,535	11,479,845	13,548,672	11,402,751
Weighted average number of common shares outstanding: diluted	13,587,535	12,140,263	13,548,672	11,402,751

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2017

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Fees associated with equity raise	—	—	(4,707)	—	—	(4,707)
Stock-based compensation	—	—	303,924	—	—	303,924
Common stock issued for cashless warrant exercises	78,528	79	(79)	—	—	—
Common stock issued for warrants exercised for cash	14,858	14	33,584	—	—	33,598
Common stock issued for stock options exercised	16,598	16	53,029	—	—	53,045
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Net loss, for the six months ended October 31, 2017	—	—	—	—	(1,248,629)	(1,248,629)
Balance at October 31, 2017	13,613,996	$13,613	$34,471,602	$(70,000)	$(26,959,316)	$7,455,899

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended
	October 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,248,629)	$(388,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	85,500	—
Depreciation and amortization	284,074	290,055
Stock-based compensation	303,924	157,335
Amortization of debt discounts	—	6,250
Amortization of prepaid shares for services	—	35,000
Warrant buyback expense	—	206,000
Changes in operating assets and liabilities:
Accounts receivable	(2,137,055)	(1,304,754)
Other receivables	(388,585)	—
Prepaid expenses	(39,392)	20,118
Accrued interest receivable	(36,800)	—
Other assets	(33,192)	(23,240)
Accounts payable	177,666	609,562
Accrued expenses	(16,496)	55,974
Deferred rent	(7,609)	20,513
Refunds due students	424,362	167,344
Deferred revenue	959,174	175,073
Net cash (used in) provided by operating activities	(1,673,058)	26,323

Cash flows from investing activities:
Purchases of property and equipment	(540,873)	(382,490)
Purchases of courseware	(25,100)	(6,550)
Net cash used in investing activities	(565,973)	(389,040)

Cash flows from financing activities:
Warrant Buyback	—	(400,000)
Borrowing from bank line of credit	—	247,000
Repayment of bank line of credit	—	(248,783)
Third party line of credit	—	750,000
Third party line of credit financing costs	—	(60,000)
Senior secured term loan - net	4,780,572	—
Proceeds of warrant exercises	33,598	—
Proceeds of stock options exercised	53,045	—
Disbursements for equity offering costs	(4,707)	(1,917)
Net cash provided by financing activities	4,862,508	286,300

Net increase (decrease) in cash	2,623,477	(76,417)

Cash at beginning of period	2,756,217	783,796

Cash at end of period	$5,379,694	$707,379

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Six Months Ended
	October 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$135,323	$67,656
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$—	$75,002
Warrants issued as part of senior secured loan	$478,428	$52,500

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2017 and 2016, our cash flows for the six months ended October 31, 2017 and 2016, and our financial position as of October 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Unaudited)

B. Liquidity

At October 31, 2017, the Company had a cash balance of $5,379,694.

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, with an additional $2.5 million drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. (See Notes 5 and 8).

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2017 and April 30, 2017. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2017. As of October 31, 2017 and April 30, 2017, there were deposits totaling $5,486,370 and $2,687,461, respectively, held in two separate institutions greater than the federally insured limits.

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

OCTOBER 31, 2017

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

The Company has revenues from students outside the United States representing 2.2% of the revenues for the quarter ended October 31, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,669,286 and 1,849,832 shares of common stock, warrants to purchase 1,001,557 and 934,555 shares of common stock, and $50,000 and $350,000 of convertible debt (convertible into 4,167 and 75,596 shares of common stock, respectively) were outstanding during the three months ending October 31, 2017 and 2016, respectively, but during certain periods were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive, as noted in the chart below.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Unaudited)

Basic and diluted income per share for the three months ended October 31, 2016, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$116,541	$116,541
Convertible debt interest	—	8,021
	$116,541	$124,562

Denominator
Weighted average common shares outstanding	11,479,845	11,479,845
Convertible debt	—	75,595
Warrants and options	—	584,823
	11,479,845	12,140,263

Net income per share	$0.01	$0.01

Recent Accounting Pronouncements

There have been no new relevant pronouncements since those disclosed in the April 30, 2017 Consolidated Financial Statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at October 31, 2017 and April 30, 2017:

	October 31,	April 30,
	2017	2017
Call center hardware	$82,606	$53,748
Computer and office equipment	105,717	103,649
Furniture and fixtures	282,932	255,984
Software	2,459,932	2,131,344
	2,931,187	2,544,725
Accumulated depreciation and amortization	(1,192,350)	(1,090,010)
Property and equipment, net	$1,738,837	$1,454,715

Software consisted of the following at October 31, 2017 and April 30, 2017:

	October 31,	April 30,
	2017	2016
Software	$2,459,932	$2,131,344
Accumulated amortization	(1,065,740)	(994,017)
Software, net	$1,394,192	$1,137,327

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three and six months ended October 31, 2017 and 2016:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Depreciation and Amortization Expense	$131,669	$123,906	$256,751	$259,054

Software Amortization Expense	$112,522	$112,888	$220,129	$237,067

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Unaudited)

The following is a schedule of estimated future amortization expense of software at October 31, 2017:

Year Ending April 30,
2018	$229,041
2019	395,009
2020	325,167
2021	252,660
2022	192,315
Total	$1,394,192

Note 4. Courseware

Courseware costs capitalized were $25,100 and $6,550 for the six months ended October 31, 2017 and 2016 respectively. When Courseware becomes fully amortized it is written off against the accumulated amortization. There is no expense impact to these write-offs.

Courseware consisted of the following at October 31, 2017 and April 30, 2017:

	October 31,	April 30,
	2017	2017
Courseware	$279,677	$271,777
Accumulated amortization	(136,423)	(126,300)
Courseware, net	$143,254	$145,477

Amortization expense of courseware for the three and six months ended October 31, 2017 and 2016:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Amortization Expense	$13,686	$15,099	$27,323	$31,001

The following is a schedule of estimated future amortization expense of courseware at October 31, 2017:

Year Ending April 30,
2018	$27,494
2019	54,489
2020	40,647
2021	13,683
2022	6,941
Total	$143,254

Note 5. Senior Secured Term Loan

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, with $2.5 million to be drawn following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. (See Note 8)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Unaudited)

The Company will be required to begin making principal repayments upon the 24-month anniversary of the initial closing (July 24, 2019), and each month thereafter will repay 1/24th of the total loan amount outstanding.  Should the Company achieve both annualized revenue growth of at least 30% and operating margin of at least 7.5% for any 12-month trailing period, then at the quarter-end of that 12-month trailing period, the Company may elect to extend the interest only period for the quarter immediately following the 12-month trailing period throughout the duration of the loan.

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

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of October 31, 2017, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

OCTOBER 31, 2017

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

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2017	914,123	$2.82	1.6	$1,991,067
Granted	224,174	6.87	4.75	—
Exercised	(125,404)	0.27	—	—
Forfeited	—	—	—	—
Expired	(11,336)	—	—	—
Balance Outstanding, October 31, 2017	1,001,557	$3.79	1.99	$4,169,798

Exercisable, October 31, 2017	1,001,557	$3.79	1.99	$4,169,798

In connection with the Senior Secured Term Loan that was finalized on July 25, 2017, the Company issued 224,174 5-year warrants at an exercise price of $6.87. (See Note 5)

The Company issued 93,386 shares of Common Stock in conjunction with the cash and cashless exercise of 125,404 warrants. The Company received $33,598 in conjunction with the cash exercises.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 shares effective November 2015, 2,108,333 shares effective June 2016 and 3,500,000 shares effective July 2017, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2017, there were 830,714 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended October 31, 2017 and 2016.

	October 31,
	2017	2016
Expected life (years)	4-6.5	4 - 6.5
Expected volatility	30% - 46%	40% - 43%
Weighted-average volatility	38.6%	40.0%
Risk-free interest rate	.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2017, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2017	2,097,384	$2.42	3.1	$7,267,892
Granted	588,500	5.07	5.0	843,750
Exercised	(16,598)	4.20	0.0	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2017	2,669,286	$2.99	3.2	$17,291,782

Exercisable, October 31, 2017	1,449,136	$2.25	1.3	$11,249,199

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

On August 21, 2017, 53,000 options were issued to 26 employees with an exercise price of $5.95 per share and a fair value of $90,630.

The company issued 16,598 shares of common stock in conjunction with the exercise of 16,598 stock options. The company received $53,045 related to these exercises.

As of October 31, 2017, there was $1,141,751 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.53 years.

The Company recorded compensation expense of $303,924 and $157,335 for the six months ended October 31, 2017 and 2016, respectively, in connection with stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Unaudited)

Stock Option Grants to Non-Employees

There were no stock options granted to non-employees during six months ended October 31, 2017 and 2016. The Company recorded no compensation expense for the six months ended October 31, 2017 and 2016. There was no unrecognized compensation cost at October 31, 2017. All remaining options expired during the year ended April 30, 2017.

Note 8. Subsequent Events

On December 1, 2017, the Company completed the acquisition of the operating assets of United States University (USU), a regionally accredited for-profit university based in San Diego, for consideration of: (i) approximately $1,150,000 in cash (after deduction of closing adjustments including the loan referred to in clause (iii)), (ii) the issuance of 1,203,209 shares of the Company’s common stock, (iii) the forgiveness of an outstanding loan in the amount of principal and accrued interest of $953,400, and (iv) $2.0 million in the form of a convertible note (the “Note”) bearing 8% annual interest that matures over a two-year period after the closing. The common shares were valued at the quoted trading price on the acquisition date of $8.49 per share for a total value of approximately $10.2 million. At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock at the then-current market prices (subject to a floor of $2.00 per share) or become payable in cash. In addition, the Company assumed certain liabilities, principally operating liabilities. On December 1, 2017, the value of the USU acquisition was approximately $14.7 million, which consisted of substantially all intangibles and goodwill.  Aside from intangibles and goodwill, assets acquired were approximately $1.2 Million and liabilities assumed were approximately $1.1 million. The Company is in the process of completing its accounting and valuations of USU and accordingly, more detailed disclosures will be provided in future filings. The estimated fair values and allocation of purchase price noted above is provisional pending the final valuation of the assets acquired and liabilities assumed.

The acquisition of United States University will allow Aspen Group to achieve its vision of making college affordable again on a much broader scale.

In connection with the asset purchase, the Company has also agreed to appoint Oksana Malysheva to the Company’s board of directors which will occur at the Company’s next board meeting which is scheduled for December 15, 2017. She was the controlling person of the former owner of USU and was designated by them in accordance with rights granted under the Asset Purchase Agreement.

On December 4, 2017, in connection with the closing of the acquisition of substantially all the assets of the USU, the Company borrowed another $2.5 million under the credit facility with Runway Growth Fund.

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

All references to “we,” “our” and “us” refer to Aspen Group, Inc. and its subsidiaries, unless the context otherwise indicates. In referring to academic matters, these words refer solely to Aspen University, Inc., (“Aspen”).

Company Overview

Aspen Group, Inc. is a post-secondary education company with an overarching vision of making higher education affordable again in America. To date, Aspen Group’s sole operating subsidiary has been Aspen University, Inc., doing business as Aspen University. On December 1, 2017, Aspen Group completed the acquisition of United States University (USU), a regionally accredited for-profit university based in San Diego, California. In connection with the closing of the acquisition of United States University, the Company borrowed an additional $2.5 million under the $10 million senior secured term loan facility with Runway Growth Capital Fund.

Given the acquisition of USU was a subsequent event, disclosure below regarding results of operations will focus on the financial results of Aspen University, except where we refer to USU.

Founded in 1987, Aspen University’s mission is to offer any motivated college-worthy student the opportunity to receive a high quality, responsibly priced distance-learning education for the purpose of achieving sustainable economic and social benefits for themselves and their families. Aspen is dedicated to providing the highest quality education experiences taught by top-tier professors - 54% of our adjunct professors hold doctorate degrees. We intend to apply this same philosophy to USU.

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

One of the key differences between Aspen and other publicly-traded, exclusively online, for-profit universities is the fact that the majority of our active degree-seeking students (72% as of October 31, 2017) were enrolled in Aspen University’s School of Nursing.

Student Population Overview*

Aspen’s active degree-seeking student body increased year-over-year by 51% during the fiscal quarter ended October 31, 2017, from 3,726 to 5,641 students.

Our most popular school is our School of Nursing. Aspen’s School of Nursing has grown from 68% of our active degree-seeking student body at October 31, 2016, to 72% at October 31, 2017. Aspen’s School of Nursing grew from 2,538 to 4,068 student’s year-over-year, which represented 80% of Aspen’s active degree-seeking student body growth. At October 31, 2017, Aspen’s School of Nursing included 2,639 active students in the RN to BSN program, 1,401 active students in the MSN program or the RN to MSN Bridge program, and 28 active students in the Doctor of Nursing Practice program.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign approximately three years ago, Aspen’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen’s new student enrollments, as well as the growth of the active degree seeking student body over the past eight quarters, including the recent quarter ending October 31, 2017.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal quarter ended January 31, 2016	550	2,704
Fiscal quarter ended April 30, 2016	572	2,932
Fiscal quarter ended July 31, 2016	621	3,252
Fiscal quarter ended October 31, 2016	811	3,726
Fiscal quarter ended January 31, 2017	825	4,064
Fiscal quarter ended April 30, 2017	986	4,681
Fiscal quarter ended July 31, 2017	1,025	5,015
Fiscal quarter ended October 31, 2017	1,255	5,641

Aspen’s School of Nursing is responsible for the vast majority of the new student enrollment and overall active student body growth. Specifically, Aspen’s School of Nursing is projecting to continue to grow on an annualized basis by approximately 1,500 Active Nursing students – net of student graduations and withdrawals (or ~125/month). Aspen’s BSN program accounts for 72% of that growth, as that program is on pace to increase on an annualized basis by approximately 1,080 students – net (or ~90/month).

Nursing Revenue Summary

Below is a summary of the nursing active degree-seeking student body as a percentage of the total active degree-seeking student body over the past eight fiscal quarters, as well as the Nursing degree-seeking revenue as a percentage of total revenues.

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)	Nursing Degree-Seeking Active Student Body – Revenue %
Quarter ended January 31, 2016	2,704	1,663	62%	62%
Quarter ended April 30, 2016	2,932	1,882	64%	67%
Quarter ended July 31, 2016	3,252	2,144	66%	69%
Quarter ended October 31, 2016	3,726	2,538	68%	71%
Quarter ended January 31, 2017	4,064	2,899	71%	71%
Quarter ended April 30, 2017	4,681	3,363	72%	74%
Quarter ended July 31, 2017	5,015	3,569	71%	73%
Quarter ended October 31, 2017	5,641	4,068	72%	74%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 66% of Aspen’s courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of October 31, 2017, Aspen had a total of 3,752 active students paying tuition through a monthly payment method of which 3,480 active students are paying through a monthly payment plan, and 272 students are paying through a monthly installment plan. Additionally, Aspen is currently projecting to add approximately 120 active students/month net to its monthly payment programs through fiscal year 2018. The total contractual value of Aspen’s monthly payment plan students now exceeds $30 million which currently delivers monthly recurring tuition cash payments of approximately $880,000.

Finally, as a consequence of monthly payment programs becoming the payment method of choice among the majority of Aspen’s degree-seeking student body, our HEA, Title IV Program revenue dropped from 25% of total cash receipts in fiscal year 2016 to 21% for fiscal year 2017.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis *	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out

Courses completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % earned	28%	44%	66%	81%	100%

Marketing efficiency ratio**	2.54x	3.9x	5.9x	7.2x	8.9x
* Projection ** Based on current $787 CPE (six month rolling CPE average)

The Average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 8.9x, in other words an 8.9x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at more than double the efficiency level of that sector.

ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $868,298 at April 30, 2014 to a net number of $7,143,959 at October 31, 2017. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

Each student's receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student's account receivable balance will rise accordingly. The converse is true also.  A student who takes courses at a slower pace, even taking time off between 8-week terms, could have a balance due to them.  It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

The common thread is the actual monthly payment, which is a private loan commitment with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from Aspen, their account will be settled, either through collection of their balance or disbursement of the amount owed them. At October 31, 2017, there were approximately 3,480 students on a monthly payment plan, which represented 62% of Aspen’s active student body at October 31, 2017.

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

At October 31, 2017, the Allowance for Doubtful Accounts was $414,364 which represents 5.8% of the Gross Accounts Receivable balance, both short-term and long-term.

The Introduction of Long-Term Accounts Receivables

When a student signs up for the monthly payment plan, there is a contractual amount that Aspen can expect to earn over the life of the student’s program.  This contractual amount cannot be recorded as the student does have the option to stop attending.  As a student takes a class, revenue is earned over that eight week class.  Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance.  If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At October 31, 2017 and April 30, 2017 those balances are $753,326 and $657,542, respectively.

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

Seasonality Briefing

As Aspen University continues to scale its student body, seasonality has become more pronounced. During fiscal year 2016, we explained that its first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore students tend to take less courses during that quarter relative to the other three fiscal quarters. Conversely, the second fiscal quarter (August – October) is the seasonal high point given students’ ingrained ‘start of the school year’ mentality.

Results of Operations

For the Quarter Ended October 31, 2017 Compared with the Quarter Ended October 31, 2016

Revenue

Revenue from operations for the quarter ended October 31, 2017 (“2017 Quarter”) increased to $4,851,639 from $3,465,026 for the quarter ended October 31, 2016 (“2016 Quarter”), an increase of $1,386,613 or 40%. Aspen’s School of Nursing accounted for 74% of the revenues for the 2017 Quarter.

Cost of Revenues (exclusive of amortization)

Aspen’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Quarter rose to $843,811 from $547,863 for the 2016 Quarter, an increase of $295,948 or 54%. Instructional costs and services for the 2017 Quarter as a percentage of revenue was 17% as compared to 16% for the 2016 Quarter. As previously projected, Instructional costs and services as a percentage of revenue declined sequentially from 20% to 17%.

Marketing and Promotional

Marketing and promotional costs for the 2017 Quarter were $1,020,848 compared to $686,993 for the 2016 Quarter, an increase of $333,855 or 49%. We expect marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $475,000 per month beginning in December 2017 (spending projection includes advertising expenditure planned for both Aspen University and United States University).

Gross profit was 59% of revenues or $2,860,772 for the 2017 Quarter as compared to 61% of revenues or $2,102,183 for the 2016 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Quarter were $3,166,391 compared to $1,913,403 during the 2016 Quarter, an increase of $1,525,988 or 65%.  In preparation to support a second institution of higher learning (pending regulatory approval), over the past 6 months Aspen Group has increased its full-time staff, not including faculty, from 81 to 140 employees. Aspen Group now employs 62 Enrollment Advisors, 15 Academic Advisors, 17 software developers, and 37 employees in academic operations and 9 in corporate/marketing.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Quarter increased to $145,355 from $139,005 for the 2016 Quarter, an increase of $6,350 or 5%.

Other Expense, net

Other income for the 2017 Quarter increased to $23,111 from $1,307 in the 2016 Quarter, an increase of $21,804, reflecting the interest earned on the receivable from USU. Interest expense increased to $179,896 from $62,528, an increase of $117,368 or 188%. This increase reflects increased interest expense after taking on the credit facility.

Net Loss

Net loss for the 2017 Quarter was ($481,551) as compared to income of $116,541 for the 2016 Quarter, an increase in the loss of $598,092. Although revenues in the 2017 Quarter grew at a higher rate than the increase of recurring operating costs, the higher non-recurring costs related to the USU acquisition resulted in an increased loss for the 2017 Quarter.

For the Six Months Ended October 31, 2017 Compared with the Six Months Ended October 31, 2016

Revenue

Revenue from operations for the six months ended October 31, 2017 (“2017 Period”) increased to $9,094,525 from $6,221,841 for the six months ended October 31, 2016 (“2016 Period”), an increase of $2,872,684 or 46%.  Aspen’s School of Nursing accounted for 74% of the revenues for the 2017 Period.

Cost of Revenues (exclusive of amortization)

Aspen’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2017 Period rose to $1,696,869 from $1,007,062 for the 2016 Period, an increase of $689,807 or 68%. Instructional costs and services for the 2017 Period as a percentage of revenue was 19% as compared to 16% for the 2016 Period.

Marketing and Promotional

Marketing and promotional costs for the 2017 Period were $1,920,281 compared to $1,123,853 for the 2016 Period, an increase of $769,428 or 49%. We expect marketing and promotional costs to rise in future periods given the planned spend rate increase to an average of $475,000 per month beginning in December 2017 (spending projection includes advertising expenditure planned for both Aspen University and United States University).

Gross profit was 58% of revenues or $5,229,922 for the 2017 Period as compared to 61% of revenues or $3,822,857 for the 2016 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2017 Period were $6,297,725 compared to $4,095,481 during the 2016 Period, an increase of $2,024,244 or 54%. During the six months ended October 31, 2017, we incurred three non-recurring charges totaling $320,000 that were unrelated to the ongoing operations; Nasdaq uplist fees, expenses related to the asset purchase agreement with USU, and fees associated with the waiver of registration rights granted in the April 2017 equity raise.  In preparation to support a second institution of higher learning (pending regulatory approval), over the past 6 months Aspen Group has increased its full-time staff, not including faculty, from 81 to 140 employees. Aspen now employs 62 Enrollment Advisors, 15 Academic Advisors, 17 software developers, and 37 employees in academic operations and 9 in corporate/marketing.

Depreciation and Amortization

Depreciation and amortization costs for the 2017 Period decreased to $284,074 from $290,055 for the 2016 Period, a decrease of $5,981 or 2%.

Other Expense, net

Other income for the 2017 Period increased to $41,888 from $1,364 in the 2016 Period, an increase of $40,524, reflecting the interest earned on the receivable from USU. Interest expense increased to $186,093 from $95,661, an increase of $90,432 or 95%. This increase reflects increased interest expense after taking on the credit facility.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2017 Period was ($1,248,629) as compared to ($388,907) for the 2016 Period, an increase in the loss of $859,722. Although revenues in the 2017 Period grew at a higher rate than the increase of recurring operating costs, the higher non-recurring costs related to the USU acquisition, the Nasdaq uplist and the fee associated with the waiver of registration rights during the April 2017 equity raise, resulted in an increased loss for the 2017 Period.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $236,782. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended
	October 31,
	2017	2016
Net (loss) income	$(481,551)	$116,541
Interest Expense, net of interest income	156,785	54,971
Depreciation & amortization	145,355	139,005
EBITDA (Loss) income	(179,411)	310,517
Bad debt expense	22,500	—
Acquisition expenses	99,065	—
Non-recurring charges	137,717	97,384
Stock-based compensation	144,624	61,728
Adjusted EBITDA	$224,495	$469,629

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Six Months Ended
	October 31,
	2017	2016
Net cash used in operating activities	$(1,673,058)	$26,323
Net cash used in investing activities	(565,973)	(389,040)
Net cash provided by financing activities	4,862,508	286,300
Net increase (decrease) in cash and cash equivalents	$2,623,477	$(76,417)

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities during the 2017 Period totaled ($1,673,058) and resulted primarily from a net loss of operations of ($1,248,629) and a net change in operating assets and liabilities of ($1,097,927), both offset by non-cash items of $673,498. The most significant change in operating assets and liabilities was an increase of $2,137,055 in accounts receivable, reflecting the expansion of the monthly payment plan. The most significant non-cash item was $303,927 for stock compensation expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2017 Period totaled ($565,973), reflecting primarily fixed asset and courseware purchases.

Net cash used in investing activities during the 2016 Period totaled ($389,040) mostly attributed to the increase in software.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2017 Period totaled $4,862,508 reflecting the net proceeds of $4,780,572 from the senior secured term loan.

Net cash used by financing activities during the 2016 Period totaled $286,300 which reflects the increase due to the new $3,000,000 line of credit, of which $750,000 had been drawn, offset by the buyback of warrants for $400,000.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. More recently, we were able to secure traditional debt financing not convertible into shares of common stock. The primary uses of cash are payroll related expenses, professional expenses and instructional and marketing expenses. On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 shares of common stock. The net proceeds of $6,996,000 were partially used to terminate the third party line of credit with an outstanding balance of approximately $2,150,000 and the repayment of approximately $1,300,000 under notes held by the Company’s CEO. Accrued interest was paid on all retirements. In addition, on July 25, 2017, the Company finalized a $10 million senior secured term loan, $5 million of which was funded at the close and $2.5 million with the closing of the acquisition of USU.

As of December 13, 2017, the Company had a cash balance of approximately $5.9 million. With the cash from the Company’s $7.5 million equity raise, the senior secured term loan of $10 million in total (of which $7.5 million has been funded), the growth in the Company revenues, and improving operating margins, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures for at least the next 12 months.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include unexpected difficulties integrating USU, a change in the effectiveness of our marketing, changes in the economy, the failure to maintain regulatory approvals, changes in the nursing industry which make having a degree less attractive, increased competition, failure to maintain growth in degree seeking students, errors in our estimates with respect to our accounts receivable, and the failure to generate sufficient revenue. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended April 30, 2017. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Option Holders (1)	September 15, 2017; October 16, 2017 and October 17, 2017	29,191	Cash exercise of Stock Options
Warrant Holders (2)	August 2, 2017 and September 18, 2017	3,676	Cashless exercise of Warrants

———————

(1)	Exempt under Section 4(a)(2) and Rule 506(b) of the Securities Act of 1933. Each investor acquired the common stock for investment and we reasonably believed each was an accredited investor.
(2)	Exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

December 13, 2017	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 13, 2017	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws	8-K	3/19/12	3.2
3.2(a)	Amendment No. 1 to Bylaws	8-K	3/12/14	3.1
10.1	Loan and Security Agreement – Runway+	8-K	7/28/17	10.1
10.2	Registration Rights Agreement – Runway	8-K	7/28/17	10.2
10.3	Warrant Agreement – Runway +	8-K	7/28/17	10.3
10.4	Form of Registration Rights Waiver	10-Q	9/14/17	10.4
10.5	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.6	Asset Purchase Agreement dated May 13, 2017 - USU+	8-K	5/18/17	10.1
10.7	Convertible Note dated December 1, 2017	8-K	12/1/17	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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