Form 10-Q
period 2018-01-31
ASPEN GROUP, INC.
filed 2018-03-15
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 15, 2018
Common Stock, $0.001 par value per share	15,072,332

SIGNATURES	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,803,080	$2,756,217
Restricted cash	190,506	—
Accounts receivable, net of allowance of $544,492 and $328,864, respectively	8,592,958	4,434,862
Prepaid expenses	288,640	133,531
Promissory note receivable	—	900,000
Other receivables	233,862	81,464
Accrued interest receivable	—	8,000
Total current assets	13,109,046	8,314,074

Property and equipment:
Call center equipment	96,305	53,748
Computer and office equipment	130,137	103,649
Furniture and fixtures	712,209	255,984
Software	2,590,297	2,131,344
	3,528,948	2,544,725
Less accumulated depreciation and amortization	(1,161,030)	(1,090,010)
Total property and equipment, net	2,367,918	1,454,715
Goodwill	5,011,432	—
Intangible assets, net	9,916,667	—
Courseware, net	137,557	145,477
Accounts receivable, secured - related party, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual receivable	935,878	657,542
Other assets	585,206	56,417

Total assets	$32,109,033	$10,673,554

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2018	2017
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,273,990	$756,701
Accrued expenses	596,633	262,911
Deferred revenue	4,156,550	1,354,989
Refunds due students	730,722	310,576
Deferred rent, current portion	7,429	11,200
Convertible notes payable- related party, current portion	1,000,000	—
Convertible notes payable, current portion	50,000	50,000
Other current liabilities	186,134	—
Total current liabilities	8,001,458	2,746,377

Convertible note payable - related party	1,000,000	—
Senior secured term loan, net of discount	6,769,932	—
Warrant Liability	—	52,500
Deferred rent	60,295	34,437
Total liabilities	15,831,685	2,833,314

Commitments and contingencies - See Note 7	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized,
15,072,332 issued and 15,055,665 outstanding at January 31, 2018
13,504,012 issued and 13,487,345 outstanding at April 30, 2017	15,072	13,504
Additional paid-in capital	45,439,538	33,607,423
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(29,107,262)	(25,710,687)
Total stockholders’ equity	16,277,348	7,840,240

Total liabilities and stockholders’ equity	$32,109,033	$10,673,554

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Revenues	$5,701,958	$3,735,626	$14,796,483	$9,957,467

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,665,664	1,359,131	6,282,814	3,490,046
General and administrative	4,677,359	2,133,074	10,975,085	6,228,554
Program review settlement expense	—	25,000	—	25,000
Depreciation and amortization	347,894	132,727	631,969	422,782
Total operating expenses	7,690,917	3,649,932	17,889,868	10,166,382

Operating (loss) income	(1,988,959)	85,694	(3,093,385)	(208,915)

Other income (expense):
Other income	46,179	1,684	88,067	3,047
Gain on extinguishment of warrant liability	52,500	—	52,500	—
Interest expense	(257,665)	(80,001)	(443,757)	(175,662)
Total other expense, net	(158,986)	(78,317)	(303,190)	(172,615)

(Loss) income before income taxes	(2,147,945)	7,377	(3,396,575)	(381,530)

Income tax expense (benefit)	—	—	—	—

Net (loss) income	$(2,147,945)	$7,377	$(3,396,575)	$(381,530)

Net (loss) income per share allocable to common stockholders - basic	$(0.15)	$0.00	$(0.25)	$(0.03)

Net (loss) income per share allocable to common stockholders - diluted	$(0.15)	$0.00	$(0.25)	$(0.03)

Weighted average number of common shares outstanding: basic	14,491,634	11,467,345	13,862,992	11,419,270

Weighted average number of common shares outstanding: diluted	14,491,634	13,040,970	13,862,992	11,419,270

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2018

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Fees associated with equity raise	—	—	(14,033)	—	—	(14,033)
Restricted stock issued for services	10,000	10	88,690	—	—	88,700
Stock-based compensation	—	—	466,468	—	—	466,468
Common stock issued for acquisition	1,203,209	1,203	10,214,041	—	—	10,215,244
Common stock issued for cashless warrant exercises	162,072	162	(162)	—	—	—
Common stock issued for warrants exercised for cash	79,442	79	143,410	—	—	143,489
Common stock issued for stock options exercised	113,597	114	455,273	—	—	455,387
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Net loss, for the Nine months ended January 31, 2018	—	—	—	—	(3,396,575)	(3,396,575)
Balance at January 31, 2018	15,072,332	$15,072	$45,439,538	$(70,000)	$(29,107,262)	$16,277,348

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine months ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,396,575)	$(381,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	298,144	(25,680)
Gain on extinguishment of warrant liability	(52,500)	—
Depreciation and amortization	631,969	422,782
Loss on asset disposal	27,590	—
Stock-based compensation	466,468	253,833
Amortization of debt discounts	99,726	15,625
Amortization of prepaid shares for services	37,039	52,500
Warrant buyback expense	—	206,000
Changes in operating assets and liabilities:
Accounts receivable	(4,534,118)	(2,331,140)
Prepaid expenses	(59,451)	28,715
Accrued interest receivable	(45,400)	—
Other receivables	(152,398)	—
Other assets	(528,789)	(25,241)
Accounts payable	366,044	875,110
Accrued expenses	218,476	105,111
Deferred rent	22,087	17,318
Refunds due students	420,146	124,912
Deferred revenue	2,340,461	562,643
Other liabilities	186,134	—
Net cash used in operating activities	(3,654,947)	(99,042)

Cash flows from investing activities:
Cash paid in asset acquisition	(2,589,719)	—
Proceeds from promissory note interest receivable	53,400	—
Increase in restricted cash	(190,506)	—
Purchases of courseware	(33,369)	(6,550)
Purchases of property and equipment	(1,171,473)	(565,306)
Proceeds from promissory note receivable	900,000	—
Net cash used in investing activities	(3,031,667)	(571,856)

Cash flows from financing activities:
Warrant Buyback	—	(400,000)
Borrowing of bank line of credit	—	247,000
Payments for bank line of credit	—	(248,783)
Borrowing of third party line of credit	—	1,250,000
Third party line of credit financing costs	—	(60,000)
Proceeds of warrant and stock options exercised	598,876	—
Offering costs paid on debt financing	(351,366)	—
Disbursements for equity offering costs	(14,033)	(4,017)
Proceeds from senior secured term loan	7,500,000	—
Net cash provided by financing activities	7,733,477	784,200

Net increase in cash	1,046,863	113,302
Cash at beginning of period	2,756,217	783,796
Cash at end of period	$3,803,080	$897,098

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine months ended
	January 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$316,781	$145,105
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of senior secured loan	$478,428	$—
Assets acquired net of liabilities assumed for non-cash consideration	$12,215,244	$—
Common stock issued for services	$—	$62,002
Warrant derivative liability	$—	$52,500

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “AGI”) is a holding company, which has two subsidiaries. Aspen University Inc. (“Aspen University”) was organized in 1987 and United States University Inc. (“USU”) was formed May 2017 and certain assets were acquired and liabilities assumed on December 1, 2017. (See Note 10)

Aspen Group’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

United States University (USU) began offering monthly payment plans in the summer of 2017.  Today, monthly payment plans are available for the RN to BSN program ($250/month), MBA/M.A.Ed/MSN programs ($325/month), and the MSN-FNP program ($375/month).

Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”). On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification.

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2018 and 2017, our cash flows for the nine months ended January 31, 2018 and 2017, and our financial position as of January 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

B. Liquidity

At January 31, 2018, the Company had a cash balance of $3,803,080 plus $190,506 in restricted cash.

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, with an additional $2.5 million drawn following the closing of the Company’s acquisition of substantially all the assets of United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate. (See Notes 5 and 10).

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, amortization periods and valuation of courseware, intangibles and software development costs, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2018 and April 30, 2017. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2018. As of January 31, 2018 and April 30, 2017, there were deposits totaling $3,594,104 and $2,687,461 respectively, held in two separate institutions greater than the federally insured limits.

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

Intangibles represent both indefinite lived and definite lived assets. Accreditation and regulatory approvals and Trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment.  Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

The Company has revenues from students outside the United States representing 2.1% of the revenues for the quarter ended January 31, 2018.

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion, exercise, or other extinguishment (transaction) of a derivative instrument, the instrument is marked to fair value at the transaction date and then that fair value is recognized as an extinguishment gain or loss. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Business Combinations

We include the results of operations of businesses we acquire from the date of the respective acquisition. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed at fair value. The excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed is recorded as goodwill. We expense transaction costs associated with business combinations as incurred.

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,872,546 and 1,963,481 common shares, warrants to purchase 743,773 and 934,555 common shares, and $50,000 and $350,000 of convertible debt (convertible into 4,167 and 75,596 common shares) were outstanding at January 31, 2018 and 2017, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive, as noted in the chart below.

As required to be disclosed for quarters with net income, basic and diluted income per share for the three months ended January 31, 2017, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$7,377	$7,377
Convertible debt interest	—	4,010
	$7,377	$11,387

Denominator
Weighted average common shares outstanding	11,467,345	11,467,345
Convertible debt	—	75,596
Warrants and options	—	1,498,029
	11,467,345	13,040,970

Net income per share	$0.00	$0.00

Recent Accounting Pronouncements

ASU 2017-01 - In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-01: "Business Combinations (Topic 805)-  to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company will implement this guidance effective February 1, 2018.

ASU 2017-04 - In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effects of this standard on its consolidated financial statements.

ASU 2016-02 - In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company expects this ASU will increase its assets and liabilities, but have no net material impact on its consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

ASU 2014-09 - In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing;  iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods.  Early adoption is permitted.  The Company currently plans to adopt the new standard effective May 1, 2018 and does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues.

Note 3. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at January 31, 2018 and April 30, 2017:

	January 31,	April 30,
	2018	2017
Call center hardware	$96,305	$53,748
Computer and office equipment	130,137	103,649
Furniture and fixtures	712,209	255,984
Software	2,590,297	2,131,344
	3,528,948	2,544,725
Accumulated depreciation and amortization	(1,161,030)	(1,090,010)
Property and equipment, net	$2,367,918	$1,454,715

Software consisted of the following at January 31, 2018 and April 30, 2017:

	January 31,	April 30,
	2018	2017
Software	$2,590,297	$2,131,344
Accumulated amortization	(1,012,655)	(994,017)
Software, net	$1,577,642	$1,137,327

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for three and nine months ended January 31, 2018 and 2017:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Depreciation and amortization Expense	$150,596	$119,064	$407,346	$378,118

Software amortization Expense	$121,695	$105,914	$341,825	$342,938

The following is a schedule of estimated future amortization expense of software at January 31, 2018:

Year Ending April 30,
2018	$127,811
2019	456,038
2020	386,196
2021	313,749
2022	293,848
Total	$1,577,642

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Note 4. Courseware

Courseware costs capitalized were $33,369 for the nine months ended January 31, 2018. Fully expired courseware is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at January 31, 2018 and April 30, 2017:

	January 31,	April 30,
	2018	2017
Courseware	$283,046	$271,777
Accumulated amortization	(145,489)	(126,300)
Courseware, net	$137,557	$145,477

Amortization expense of courseware for the three and nine months ended January 31, 2018 and 2017:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Amortization expense	$13,966	$13,663	$41,289	$44,664

The following is a schedule of estimated future amortization expense of courseware at January 31, 2018:

Year Ending April 30,
2018	$14,152
2019	56,143
2020	42,301
2021	15,336
2022	9,625
Total	$137,557

Note 5. Senior Secured Term Loan

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, then subsequently drew $2.5 million following the closing of the Company’s acquisition of substantially all the assets of the United States University, including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate.

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

Additionally, the Company paid a 0.25% origination fee on the initial $5 million draw and paid another 0.25% origination fee upon the second $2.5 million draw, will be subject to a final payment fee of 3.25% of the principal lent, and issued 224,174 5-year warrants at an exercise price of $6.87. The relative fair value of the warrants was $478,428 and was recorded as debt discount along with other direct costs of the term loan and is being amortized to interest expense over the term of the loan.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Note 6. Convertible Notes – Related Party

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2.0 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. (See Note 10) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting.

Note 7. Commitments and Contingencies

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which are performance-based in nature. As of January 31, 2018, no performance bonuses have been earned.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Regulatory Matters

The Company’s subsidiaries, Aspen University and United States University, are subject to extensive regulation by Federal and State governmental agencies and accrediting bodies. In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject the subsidiaries to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA.

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs), and set a subsequent program participation agreement reapplication date of March 31, 2021.

USU currently has provisional certification to participate in the Title IV Programs due to the business combination. The provisional certification allows the school to continue to receive Title IV funding as it did prior to the change of ownership.

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

Because Aspen University and USU operate in a highly regulated industry, it may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

Subsequent to a compliance audit, USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4).  In 2016, USU had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding.  The letter of credit has been provided to the Department of Education by AGI.

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

USU is also a Delaware corporation and is in the process of obtaining Delaware approval.

Note 8. Stockholders’ Equity

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

In November 2017, the company issued 5,000 restricted shares each to two consultants assisting with establishing the new campus. The shares were valued at $88,700 based on the trading price of $8.87 on the grant date and recorded as a prepaid asset being amortized over the six month term of the agreement. (See Note 11)

On December 1, 2017 certain assets were acquired and certain liabilities assumed from Educacion Significativa, LLC (dba United States University) by United States University, Inc. United States University, Inc. is a wholly owned subsidiary of Aspen Group Inc. As part of the purchase price the company issued 1,203,209 shares of AGI stock were valued at the quoted closing price of $8.49 per share as of November 30, 2017. (See Note 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, April 30, 2017	914,123	$2.82	1.6	$1,100,203
Granted	224,174	6.87	5.0	307,118
Exercised	(356,267)	0.55	—	—
Forfeited	—	—	—	—
Expired	(38,257)	—	—	—
Balance outstanding, January 31, 2018	743,773	$4.08	2.1	$3,095,502

Exercisable, January 31, 2018	743,773	$4.08	2.1	$3,095,502

In connection with the Senior Secured Term Loan that was finalized on July 25, 2017, the Company issued 224,174 5-year warrants at an exercise price of $6.87. (See Note 5)

The Company issued 241,514 shares of Common Stock in conjunction with the cash and cashless exercise of 356,267 warrants. The Company received $143,489 in conjunction with the cash exercises.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 shares effective November 2015, 2,108,333 shares effective June 2016 and 3,500,000 shares effective July 2017, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2018, there were 622,454 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the nine months ended January 31, 2018.

January 31,
2018
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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2018, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, April 30, 2017	2,097,384	$1.86	2.7	$12,489,871
Granted	844,000	$3.53	3.4	1,867,740
Exercised	(63,838)	$3.13	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance outstanding, January 31, 2018	2,877,546	$3.52	3.24	$17,658,268

Exercisable, January 31, 2018	1,083,484	$2.22	2.07	$8,727,757

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

On January 4, 2018, 180,000 options were issued to the board of directors with an exercise price of $9.07 per share and a fair value of $421,200.

On January 14, 2018, 75,500 options were issued to employees with an exercise price of $8.57 per share and a fair value of $152,510.

During the nine months ended January 31, 2018, the company issued 113,597 shares of common stock in conjunction with the exercise of 63,838 stock options. The company received $455,387 related to these exercises.

As of January 31, 2018, there was $1,474,855 of unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The Company recorded compensation expense of $466,468 and $253,833 for the nine months ended January 31, 2018 and 2017, respectively, in connection with stock options.

Note 9. Related Party Transactions

See Note 6 for discussion of convertible notes payable to a related party.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

Note 10 – Acquisition of USU

On December 1, 2017 certain assets were acquired and certain liabilities assumed from Educacion Significativa, LLC (dba United States University) by United States University, Inc. United States University, Inc. is a wholly owned subsidiary of Aspen Group Inc. (“AGI”) and was set up for purposes of finalizing the asset purchase transaction.  For purposes of purchase accounting, Aspen Group, Inc. is referred to as the acquirer. Aspen Group, Inc. acquired the assets and assumed the liabilities of Educacion Significativa, LLC (dba United States University) for a purchase price of approximately $14.8 million. The purchase consideration consisted of a cash payment of $2,500,000 less an adjustment for working capital of approximately $110,000 plus approximately $200,000 of additional costs paid to/on behalf of and for the benefit of the seller, a convertible note of $2,000,000 and 1,203,209 shares of AGI stock valued at the quoted closing price of $8.49 per share as of November 30, 2017. The stock consideration represents $10,215,244 of the purchase consideration.

The acquisition was accounted for by AGI in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting was applied to record the fair value of the assets acquired and liabilities assumed on United States University, Inc. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the amount paid over the estimated fair values of the identifiable net assets was $5,011,432 which has been reflected in the balance sheet as goodwill.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Purchase Price Allocation	Useful Life
Cash and cash equivalents	$—
Current assets acquired	244,465
Other assets acquired	176,667
Intangible assets
Accreditation and regulatory approvals	6,200,000
Trade name and trademarks	1,700,000
Student relationships	2,000,000	2 years
Curriculum	200,000	1 year
Goodwill	5,011,432
Less: Current liabilities assumed	(727,601)
Total purchase price	$14,804,963

We determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. We used the following assumptions, the majority of which include significant unobservable inputs (Level 3), and valuation methodologies to determine fair value:

•

Intangibles - We used the multiple period excess earnings method to value the Accreditation and regulatory approvals. The Trade name and trademarks were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. The Student relationships were valued using the excess earnings method.  The curriculum was valued using the replacement cost approach.

•

Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

The goodwill resulting from the acquisition may become deductible for tax purposes in the future.  The goodwill resulting from the acquisition is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce.

We have selected an April 30th annual goodwill impairment test date.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

(Unaudited)

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization for the period of inception through January 31, 2018 was $183,333.

The expected benefits from the business acquisition will allow USU, Inc. to achieve its vision of making college affordable again on a much broader scale along with providing various accreditations.

The Company is in the process of completing its accounting and valuations of USU, Inc. and accordingly, the estimated fair values and allocation of purchase price noted above is provisional pending the final valuation of the assets acquired and liabilities assumed which will not exceed one-year in accordance with ASC 805.

The total acquisition costs that AGI incurred was approximately $1,050,000, of which approximately $200,000 was incurred in the fiscal year ended April 30, 2017 and $850,000 was incurred in the current year.

The results of operations of USU are included in the Company’s consolidated statement of operations from the date of acquisition of December 1, 2017. The following supplemental unaudited pro forma combined information assumes that the acquisitions had occurred as of the beginning of each period present:

	For the Year Ended April 30, 2017	For the Nine Months Ended October 31, 2017
	(unaudited)	(unaudited)
Revenue	$18,038,474	$10,719,546
Net Loss	$(5,444,205)	$(3,521,086)
Loss per common share- basic and diluted	$(0.47)	$(0.26)

The pro forma financial information is not necessarily indicative of the results that would have occurred if these acquisitions had occurred on the dates indicated or that result in the future.

Note 11. Subsequent Events

On February 20, 2018, AGI announced that Aspen University is entering the pre-licensure Bachelor of Science in Nursing (BSN) degree program business. Aspen’s first campus will be located in Phoenix, Arizona and the university is targeting to begin enrolling students for the upcoming summer semester.

Aspen’s pre-licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen will admit students into three tracks; 1) High school graduates with no prior college credits, 2) students that have less than 48 general education prerequisites completed, and 3) students that have completed all 48 general education prerequisite credits and are ready to enter the core Nursing courses and clinical experiences.

Related to that announcement, Aspen University has entered into a 92 month lease for a total of 38,014 rentable square feet in a building complex in Phoenix for both the pre-licensure program and the enrollment center. The lease commencement date is expected to be in the spring of 2018 and upon commencement, the monthly payments will be approximately $67,000 per month subject to escalation terms.  During the quarter ended 1-31-18, the Company paid a deposit of $519,000.

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

All references to “we,” “our,” “us,” “AGI,” and “Aspen” refer to Aspen Group, Inc. and its subsidiaries, Aspen University Inc. (“Aspen University”) and United States University Inc. (“USU”), unless the context otherwise indicates.

Company Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “AGI”) is a holding company. AGI has two subsidiaries, Aspen University Inc. (“Aspen University”) organized in 1987 and United States University Inc. (“USU”). On March 13, 2012, the Company was recapitalized in a reverse merger.

Aspen Group’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

United States University (USU) began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the RN to BSN program ($250/month), MBA/M.A.Ed/MSN programs ($325/month), and the MSN-FNP program ($375/month).

Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”). On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs).

AGI Student Population Overview*

Aspen University’s active degree-seeking student body increased year-over-year by 49% during the fiscal quarter ended January 31, 2018, from 4,064 to 6,066 students. United States University’s (USU’s) active degree-seeking student body grew from 212 to 446 students or an increase of 110% from May, 2017 to January, 2018, highlighted by the College of Nursing growing to 326 students which now represents 73% of USU’s total active student body.

Aspen University’s most popular school is also its School of Nursing, which represents 73% of Aspen’s total active student body, similar to USU. Aspen’s School of Nursing grew from 2,899 to 4,401 student’s year-over-year, which represented 75% of Aspen’s active degree-seeking student body growth. At January 31, 2018, Aspen’s School of Nursing included 2,869 active students in the RN to BSN program and 1,532 active students in the MSN program, RN to MSN Bridge program, or DNP program.

	Aspen University	United States University
	Q3 FY’2018	Q3 FY’2018
New Student Enrollments	1,164	103	**
Active Student Body	6,066	446
-College of Nursing Students	4,401	326
Monthly Payment Method Students	4,194	204

*

Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

**

Enrollment results for the two month period from December 1, 2017 – January 31, 2018.

Aspen University New Student Enrollment and Active Degree Seeking Student Body Growth

Since the launch of the BSN marketing campaign in November, 2014, Aspen University’s growth rate of new student enrollments has accelerated significantly. Below is a quarterly analysis of the growth of Aspen University’s new student enrollments, as well as the growth of the active degree seeking student body over the past seven quarters, including the recent quarter ending January 31, 2018.

	New Student Enrollments	Active Degree Seeking Student Body*
Fiscal quarter end July 31, 2016	621	3,252
Fiscal quarter end October 31, 2016	811	3,726
Fiscal quarter end January 31, 2017	825	4,064
Fiscal quarter end April 30, 2017	986	4,681
Fiscal quarter end July 31, 2017	1,025	5,015
Fiscal quarter end October 31, 2017	1,255	5,641
Fiscal quarter end January 31, 2018	1,164	6,066

Aspen University Revenue Summary

Below is a summary of the nursing active degree-seeking student body as a percentage of the total active degree-seeking student body over the past six fiscal quarters.

	Total Degree-Seeking Active Student Body	Nursing Degree- Seeking Active Student Body	Nursing Degree-Seeking Active Student Body (%)
Quarter ended October 31, 2016	3,726	2,538	68%
Quarter ended January 31, 2017	4,064	2,899	71%
Quarter ended April 30, 2017	4,681	3,363	72%
Quarter ended July 31, 2017	5,015	3,569	71%
Quarter ended October 31, 2017	5,641	4,068	72%
Quarter ended January 31, 2018	6,066	4,401	73%

Monthly Payment Programs Overview

Since the March 2014 monthly payment plan announcement, 69% of Aspen University’s courses are now paid through monthly payment methods (based on courses started over the last 90 days). Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period (36, 39 or 72 months depending on the degree program), and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

As of January 31, 2018, Aspen University had a total of 4,194 active students paying tuition through a monthly payment method of which 3,901 active students are paying through a monthly payment plan, and 293 students are paying through a monthly installment plan. Additionally, Aspen University is currently projecting to add approximately 120 active students/month net to its monthly payment programs through fiscal year 2018. The total contractual value of Aspen University’s monthly payment plan students now exceeds $35 million which currently delivers monthly recurring tuition cash payments of approximately $1,000,000.

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

Quarterly New Student Cohort Actuals Data:

CPE/RPE Analysis *	6 Months Out	12 Months Out	2 Years Out	3 Years Out	4+ Years Out

Courses completed	2.24	3.52	5.28	6.48	8

Average RPE	$1,974	$3,078	$4,630	$5,684	$7,000

RPE % earned	28%	44%	66%	81%	100%

Marketing efficiency ratio**	2.3x	3.5x	5.3x	6.5x	8.0x
* Projection ** Based on current $876 CPE (six month rolling CPE average)

The average RPE is approximately $7,000. Of the $7,000, $6,400 of the RPE is earned through tuition, with the remaining $600 on average earned through miscellaneous fees (includes annual technology fee, withdrawal fees, graduation fees, proctored exams, course specific fees, etc.)

Aspen is projecting to average a Marketing Efficiency Ratio of 8.0x, in other words an 8.0x return on our marketing investment. Third-party companies in the higher education industry that manage the Enrollment and Marketing functions on behalf of Universities (also referred to as Managed Services companies) reportedly average 3-4x return on their marketing investments, meaning that Aspen’s business model is currently performing at approximately double the efficiency level of that sector.

Results of Operations

For the Quarter Ended January 31, 2018 Compared with the Quarter Ended January 31, 2017

Revenue

Revenue from operations for the quarter ended January 31, 2018 (“2018 Quarter”) increased to $5,701,958 from $3,735,626 for the quarter ended January 31, 2017 (“2017 Quarter”), an increase of $1,966,332 or 53%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Quarter rose to $1,196,949 from $694,884 for the 2017 Quarter, an increase of $502,065 or 72%. Instructional costs and services for the 2018 Quarter as a percentage of revenue was 21% as compared to 19% for the 2017 Quarter.

Sales and Marketing

Sales and marketing costs for the 2018 Quarter were $1,468,715 compared to $664,247 for the 2017 Quarter, an increase of $804,468 or 121%. The Company expects marketing and promotional costs to rise in future periods, given we expect to increase monthly marketing spend to over $600,000 during the next fiscal year. In addition, this increase is partially attributed to the addition of an outside sales force of 9 representatives and those salaries and benefits are included in the 2018 Quarter numbers.

Gross Profit was 51% of revenues or $2,900,633 for the 2018 Quarter as compared to 60% of revenues or $2,256,918 for the 2017 Quarter. The reasons for the change are reflected in the individual expense items described above.

Costs and Expenses

General and Administrative

General and Administrative costs for the 2018 Quarter were $4,677,359 compared to $2,133,074 during the 2017 Quarter, an increase of $2,544,285 or 119%. General and Administrative costs as a percentage of revenue for the 2018 Quarter was 82% compared to 57% during the 2017 quarter.

The Company incurred $610,219 of one-time costs directly related to the USU acquisition. Excluding the $610,219 one-time USU acquisition expenses, G&A increased sequentially by $900,750. The acquisition of United States University accounted for over three-quarters of the G&A increase, as the company’s non-faculty full-time staff rose from 110 to 142 employees. The majority of the remaining increase was a one-time expense of legal fees related to the HEMG NJ bankruptcy proceeding in which the company is a creditor.

Aspen University also recorded $100,000 as a bad debt reserve, an increase reflective of the increase in revenue and students paying by monthly plans.

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Quarter rose to $347,894 from $132,727 for the 2017 Quarter, an increase of $215,167 or 162%. This increase is substantially due to the amortization of intangible assets from the purchase of USU.

Other Expense, net

Other expense, net for the 2018 Quarter increased to $158,986 from $78,317 in the 2017 Quarter, an increase of $80,669 or 103%. This increase is due to interest paid on the credit facility.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for 2018 Quarter was ($2,147,945) as compared to income of $7,377 for the 2017 Quarter, a decrease of $2,155,322. In the 2018 Quarter, the results for USU have been included as well as all of the costs associated with the acquisition.

For the Nine Months Ended January 31, 2018 Compared with the Nine Months Ended January 31, 2017

Revenue

Revenue from operations for the nine months ended January 31, 2018 (“2018 Period”) increased to $14,796,483 from $9,957,467 for the nine months ended January 31, 2017 (“2017 Period”), an increase of $4,839,016 or 49%.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Period rose to $2,893,818 from $1,701,945 for the 2017 Period, an increase of $1,191,873 or 70%.

Sales and Marketing

Sales and marketing for the 2018 Period were $3,388,996 from $1,788,101 for the 2017 Period, an increase of $1,600,895 or 90%. The Company expects sales and marketing to rise in future periods, given we expect to increase monthly marketing spend to over $600,000 during the 2019 fiscal year.

Gross Profit rose to $8,513,669 for the 2018 Period from $6,467,421 for the 2017 Period. The reasons for the change are reflected in the individual expense items described above.

Costs and Expenses

General and Administrative

General and administrative costs for the 2018 Period were $10,975,085 compared to $6,228,554 during the 2017 Period, an increase of $4,746,531 or 76%.

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Period increased to $631,969 from $422,782 for the 2017 Period, an increase of $209,187 or 49%.

Other Income (Expense)

Other expense increased to ($303,190) from ($172,615), an increase of $130,575 or 76%. This increase is primarily due to interest paid on the credit facility. Other income increased to $140,567 from $1,684, primarily due to the interest income earned on the $900,000 promissory note from USU and from the release of the warrant derivative liability of $52,500.

Income Taxes

Income taxes expense (benefit) for the 2018 Period and 2017 Period was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for the 2018 Period was ($3,396,575) as compared to ($381,530) for the 2017 Period, an increase in the loss of $3,015,045.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of AGI nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

AGI defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below including non-recurring charges of $85,853. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended
	January 31,
	2018	2017
Net income (loss)	$(2,147,945)	$7,377
Interest expense, net of interest income	211,486	78,317
Depreciation & amortization	347,894	132,727
EBITDA (loss)	(1,588,565)	218,421
Bad debt expense	132,644	(25,680)
Acquisition expense	610,219	—
Non-recurring charges	85,853	146,809
Stock-based compensation	162,544	96,498
Adjusted EBITDA (Loss)	$(597,305)	$436,048

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Nine Months Ended
	January 31,
	2018	2017

Net cash used in operating activities	$(3,654,947)	$(99,042)
Net cash used in investing activities	(3,031,667)	(571,856)
Net cash provided by financing activities	7,733,477	784,200
Net increase in cash and cash equivalents	$1,046,863	$113,302

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities during the 2018 Period totaled ($3,654,947) and resulted primarily by the net loss of ($3,396,575), offset by approximately $1,200,000 in non-cash items and approximately $1,100,000 decrease in operating assets and liabilities. The most significant item change operating assets and liabilities was an increase in accounts receivable of $4,534,118 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $631,969 and stock compensation expense of $466,468.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the 2018 Period totaled ($3,031,667) mostly attributed to cash paid in the USU acquisition and the purchase of property and equipment.

Net cash used in investing activities during the 2017 Period totaled ($571,856) mostly attributed to the increase in software.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities during the 2018 Period totaled $7,733,477 which reflects primarily the cash provided by the senior secured term loan.

Net cash provided by financing activities during the 2017 Period totaled $784,200 which reflects the increase due to the new $3,000,000 line of credit, of which $1,250,000 has been drawn, offset by the buyback of warrants for $400,000.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the issuances of debt and equity securities. More recently, we were able to secure traditional non-convertible debt. The primary uses of cash are payroll related expenses, professional expenses, and instructional and marketing expenses. We did issue a convertible note as part of the USU purchase price since the seller wanted the potential for capital appreciation and required part of the purchase price evidenced by a convertible note. On July 25, 2017, the Company finalized a $10 million senior secured term loan, $5 million of which was funded at the close and $2.5 million with the closing of the USU acquisition.

As of March 15, 2018, the Company had a cash balance of approximately $3.7 million. With the cash from the Company’s senior secured term loan of $10 million in total (of which $7.5 million has been funded) and the growth in the Company revenues, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures for at least the next 12 months.

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

Related Party Transactions

See Note 9 to the unaudited consolidated financial statements included herein for additional description of related party transactions that had a material effect on our unaudited consolidated financial statements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, regulatory issues, competition, ineffective media and/or marketing, failure to maintain growth in degree seeking students and the integration of USU. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on July 25, 2017. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From November 1, 2017, to January 31, 2018, 87,470 shares were issued in connection with the cashless exercise of 178,917 warrants with exercise prices ranging from 3.99 to 6.00 per share.  These securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 3(a)(9) thereunder.

From November 1, 2017 to January 31, 2018, 64,584 shares were issued in connection with the exercise of warrants with exercise prices ranging from $2.40 to $6.00 per share.  The Company received $162,504 from these cash exercises. During the quarter ended January 31, 2018, 5,000 shares of common stock were issued to each of two consultants working on the Arizona campus initiative. These securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) and Rule 506(b) thereunder.

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

Aspen Group, Inc.

March 15, 2018	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 15, 2018	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended				Filed
4.1	Form of Convertible Note	8-K	12/1/17	4.1
10.1	Employment Agreement with Michael Mathews dated November 2, 2016*	10-Q	3/9/17	10.1
10.2	Loan and Security Agreement – Runway+	8-K	7/28/17	10.1
10.3	Registration Rights Agreement – Runway	8-K	7/28/17	10.2
10.4	Warrant Agreement – Runway +	8-K	7/28/17	10.3
10.5	Form of Registration Rights Waiver	10-Q	9/14/17	10.4
10.6	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.7	Employment Agreement dated June 11, 2017 – St. Arnauld*	8-K	6/15/17	10.1
10.8	Asset Purchase Agreement dated May 13, 2017 +	8-K	5/18/17	10.1
10.9	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/15	10.19
10.10	Employment Agreement dated November 24, 2014 - Janet Gill*	10-K	7/28/15	10.18
10.11	2012 Equity Incentive Plan, as amended*				Filed
10.12	Form of Stock Purchase Agreement	8-K	4/10/17	10.1
10.13	Form Waiver of Registration Rights Agreement	8-K	5/30/17	10.1
10.14	Form of Registration Rights Agreement	8-K	4/10/17	10.2
10.15	Loan Agreement dated August 31, 2016 – Cooperman	8-K	9/7/16	2.1
10.16	Revolving Promissory Note dated August 31, 2016 – Cooperman	8-K	9/7/16	2.2
10.17	Warrant dated August 31, 2016 – Cooperman	8-K	9/7/16	3.1
10.18	Note Conversion Agreement dated April 16, 2016 – Mathews	10-K	7/27/16	10.4
10.19	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016	10-K	7/27/16	10.19
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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