Form 10-K
period 2018-04-30
ASPEN GROUP, INC.
filed 2018-07-13
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 001-38175

ASPEN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1933597
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

276 Fifth Avenue, Suite 306, New York, New York	10001
Address of Principal Executive Offices	Zip Code

(212) 477-1210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

Name of each exchange on which registered: Nasdaq Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $93 million based on a closing price of $7.95 on October 31, 2017.

The number of shares outstanding of the registrant’s classes of common stock, as of July 11, 2018 was 18,316,854 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended April 30, 2018.

PART I

ITEM 1. BUSINESS.

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “AGI”) is a holding company. AGI has two subsidiaries, Aspen University Inc. (“Aspen University” or “Aspen”) organized in 1987 and United States University Inc. (“USU”). On March 13, 2012, the Company was recapitalized in a reverse merger.

All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.

Description of Business

AGI’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.

In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by Aspen University. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online associate and bachelor students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid MSN-family nurse practitioner (“FNP”) program ($375/month).

Additionally, Aspen University has just begun its first semester (July 10, 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, AZ. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”). On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2019.

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA or the Higher Education Act) and the Federal student financial assistance programs (Title IV, HEA programs).

Competitive Strengths - We believe that we have the following competitive strengths:

Exclusively Online Education - Except for our new Aspen University pre-licensure BSN hybrid (online/on-campus) nursing program and USU’s hybrid (online/on-campus) FNP and International MBA programs, we have designed our courses and programs specifically for online delivery, and we recruit and train faculty for online instruction. We provide students the flexibility to study and interact at times that suits their schedules. We design our online sessions and materials to be interactive, dynamic and user friendly.

Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to take out federal financial aid loans to fund their tuition and fees requirements.

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

We also think our hybrid campus BSN nursing program has significant potential since there are large waiting lists of applicants at most schools that offer pre-licensure BSN programs in major U.S. metropolitan areas. Specifically, there were 56,397 qualified applicants not admitted to pre-licensure BSN programs in the 2016-2017 academic year, as reported by the AACN (2018). Our early experience in the Phoenix area has confirmed the existence of the backlog. With limited marketing, our first semester that began on July 10, 2018 had 93 students enrolled, of which 29 entered with all pre-requisites completed, thereby entering the final two-year core nursing program. The remaining 64 students are enrolled in general education pre-requisite courses which must be completed before being admitted into the final two-year core nursing program. Because of the overwhelming demand for its nursing program in Phoenix, the Company is now assessing alternative approaches that would allow Aspen University to open a second campus in Phoenix before the end of this 2019 fiscal year.

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

Industry Overview

The U.S. market for postsecondary education is a large, but flattening market. From 2012 to 2016, total enrollments declined 4% from 20,928,443 to 20,082,977, according to Babson Survey Research Group.  The survey reported that private, for-profit enrollments declined significantly over the four year period, from 1,856,538 to 1,218,646 or -34.4%. Additionally, the survey reported that students enrolled exclusively in distance education courses increased by 13.2% over the four year period, from 2,633,515 to 2,980,854. Again, enrollments in this cohort in the private, for-profit segment declined by 24.3%, from 927,899 to 702,139. The market share increases among exclusively distance education students was split between public universities and private, non-profits as both segments increased enrollments by more than 250,000 students each. Students enrolled in “some but not all” distance education courses rose 20.1% over the four year period, from 2,791,891 to 3,353,659. The private, for-profit segment declined at a lower rate in this cohort, from 134,319 to 125,181 students or -6.8%.

Competition

There are more than 4,600 U.S. colleges and universities serving traditional college age students and adult students.* Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are with universities that primarily enroll online students. Our primarily online university competitors that are publicly traded include: American Public Education, Inc. (Nasdaq: APEI), Adtalem Global Education (NYSE: ATGE), Grand Canyon Education, Inc. (Nasdaq: LOPE), Capella Education Company (Nasdaq: CPLA), Strayer Education (Nasdaq: STRA) and Bridgepoint Education, Inc. (NYSE: BPI). We also compete with the privately owned Apollo Education Group, which includes University of Phoenix and is considered the market leader based on total enrollments.

These competitors have degreed enrollments ranging from approximately 38,000 to 90,000 students. As of April 30, 2018, the Company had 7,057 active degree-seeking students enrolled.

The primary mission of most traditional accredited four-year universities is to serve full-time students and conduct research. Most online universities serve working adults. Aspen Group acknowledges the differences in the educational needs between working and full-time students at “brick and mortar” schools and provides programs and services that allow our students to earn their degrees without major disruption to their personal and professional lives.

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

•

Regulatory approvals;

•

Cost of the program;

•

Name recognition; and

•

Convenience.

*Digest of Education Statistics, 2015, nces.ed.gov

Academics

Aspen University

School of Nursing

School of Education

School of Business and Technology

School of Professional Studies

United States University

College of Nursing

College of Business and Management

College of Education

College of Health Sciences

Extended Studies

Sales and Marketing

Following Mr. Michael Mathews becoming Aspen’s Chief Executive Officer in May 2011, Mr. Mathews and his team made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about our Internet marketing program is that we have not used and have no plans in the near future to utilize third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads. Aspen’s executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow Aspen to cost-effectively drive all prospective student leads internally. This is a competitive advantage for Aspen Group because third-party leads are typically unbranded and non-exclusive (lead generation firms typically sell prospective student leads to multiple universities), therefore the conversion rate for those leads tends to be appreciably lower than internally generated, Aspen Group university-specific branded, proprietary leads.

Additionally, given the launch of the pre-licensure BSN hybrid (online/on-campus) program in Phoenix, AZ, the Company has begun to augment its Internet advertising marketing with local radio spots in the Phoenix metro area.

Employees

As of July 9, 2018, we had 305 full-time employees, and 196 adjunct professors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Corporate History

Aspen Group was incorporated on February 23, 2010 in Florida. In February 2012, Aspen Group reincorporated in Delaware under the name Aspen Group, Inc.

Aspen University was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware in 1999. On March 13, 2012, Aspen Group which was then inactive acquired Aspen in a transaction we refer to as the Reverse Merger. On December 1, 2017, Aspen Group acquired USU.

Regulation

Students attending our schools finance their education through a combination of individual resources, corporate reimbursement programs and federal student financial assistance funds available through our participation in the Title IV Programs. The discussion which follows outlines the extensive regulations that affect our business. Complying with these regulations entails significant effort from our executives and other employees. Further, regulatory compliance is also expensive. Beyond the internal costs, compliance with the extensive regulatory requirements also involves engagement of outside regulatory professionals.

To participate in Title IV Programs, a school must, among other things, be:

•

Authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado, Arizona and California);

•

Accredited by an accrediting agency recognized by the Secretary of DOE; and

•

Certified as an eligible institution by DOE.

State Authorization

Based on DOE’s regulation, originally scheduled to go into effect on July 1, 2018, Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer postsecondary education to students in that state and provide specific consumer disclosures regarding educational programs. The institution must be able to document state approval for distance education if requested by DOE.

However, on May 25, 2018, the DOE published an announcement in the Federal Register that proposes a two-year delay, until July 1, 2020, of the effective date of the final state authorization of distance education. On July 3, 2018, the DOE delayed the rules going into effect. According to the Notice, the regulatory delay was prompted by the receipt of letters from the American Council on Education, the Western Interstate Commission for Higher Education, the Cooperative for Educational Technologies, the National Council for State Authorization Reciprocity, and the Distance Education Accrediting Commission. The organizations stated that they needed information as to how to comply with the regulations, including how the term “residence” as described in the preamble of the 2016 regulations may conflict with state laws and how to disclose to students the appropriate state complaint process when a number of states, including California, do not currently have complaint processes. The organizations also pointed out that there is widespread confusion with respect to the public and individualized disclosures of State licensure eligibility for every discipline that requires a license to enter a profession. The Department of Education said that because of the “complexity of these issues, we are not confident that we could develop a workable solution through guidance and without the input of negotiators who have been engaged in meeting these requirements.” The Notice said that since guidance is nonbinding, negotiated rulemaking is the most appropriate vehicle to provide substantive clarification necessary to stakeholders.

Because we are subject to extensive regulations by the states in which we become authorized or licensed to operate, we must abide by state laws that typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of DOE. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Failure to comply with state requirements could result in Aspen losing its authorization from the Colorado Commission on Higher Education, a department of the Colorado Department of Higher Education, (“Colorado Department”) or Arizona State Board for Private Postsecondary Education (“Arizona Board”), and USU losing its authorization from the California Bureau for Private Postsecondary Education (“California Bureau”). In such event, the school would lose its eligibility to participate in Title IV Programs, or its ability to offer certain programs, any of which may force us to cease the school’s operations.

Additionally, Aspen and USU are Delaware corporations. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it is granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020. The Delaware DOE has accepted USU’s application and we’re awaiting formal confirmation that USU has been granted provisional status following receipt of payment. The hybrid Phoenix campus is operated by a wholly-owned Delaware corporation which intends to apply to the Delaware DOE.

Accreditation

Aspen is accredited by the DEAC, a national accrediting agency recognized by DOE, and USU is accredited by WSCUC, a regional accrediting agency recognized by DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation is important to our schools for several reasons. Other institutions depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Accreditation also provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation awarded from an accrediting agency recognized by DOE is necessary for eligibility to participate in the Title IV Programs. From time to time, accrediting agencies adopt or make changes to its policies, procedures and standards. If our schools fail to comply with any of these requirements, the non-complying school’s accreditation status could be at risk.

In addition to institutional accreditation, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Some of our schools baccalaureate and master’s degree programs in nursing hold specialized accreditation from the CCNE. CCNE is officially recognized by DOE and provides specialized accreditation for nursing programs. Accreditation of specific nursing programs by CCNE signifies that those programs have met the additional standards of that agency. If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.

State Education Licensure and Regulation

As an institution of higher education that grants degrees and certificates, we are required to be authorized by applicable state education authorities which exercise regulatory oversight of our institutions. In addition, in order to participate in the Title IV Programs, we must be authorized by the applicable state education agencies.

Aspen University is an approved institutional participant in SARA. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council (“NCSARA”) and administered by four regional education compacts. There is a yearly renewal for participating in NC-SARA and CO-SARA and institutions must agree to meet certain requirements to participate.

The only state that does not participate in SARA is California, so they may in the future impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. Aspen University currently enrolls students in all 50 states. While we do not believe that any of the states in which our schools are currently licensed or authorized, other than Colorado, Arizona and California, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Because USU is based in California, which does not participate in SARA, USU must obtain authorization in every state in which it intends to market and enroll online students, which was the standard method prior to the formation of SARA. USU currently is approved in 34 states and is in the application process with 6 additional states.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Colorado Department, the Arizona Board and the California Bureau. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of DOE, and many require the posting of surety bonds. Laws, regulations, or interpretations related to online education could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Nature of Federal, State and Private Financial Support for Postsecondary Education

The federal government provides a substantial part of its support for postsecondary education through the Title IV Programs, in the form of grants and loans to students. Students can use those funds at any institution that has been certified by DOE to participate in the Title IV Programs. Aid under Title IV Programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain satisfactory academic progress and must progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Our mission is to offer students the opportunity to fund their education without relying on student loans. In March 2014, Aspen University launched a $250 monthly payment plan for bachelor students and a $325 monthly payment plan for master students, and subsequently a $375 monthly payment plan for doctoral students. Since initiation of this mission, 66% of our courses are paid through monthly payment methods (based on courses started over the last 90 days). In 2017, USU implemented this monthly payment plan and as of April 30, 2018 had 293 students paying through a monthly payment method which represents 53% of USU’s total active student body.

When our students borrow from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. For the fiscal year ended April 30, 2018, approximately 21% of Aspen University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen University students self-finance all or a portion of their education. For the calendar year ended December 31, 2017, approximately 58% of United States University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. The Company expects USU’s Title IV revenue percentage to decline in future periods given their adoption of the monthly payment plan in 2017.

Additionally, students may receive full or partial tuition reimbursement from their employers. Eligible students can also access private loans through a number of different lenders for funding at current market interest rates.

Under the Direct Loan program, DOE makes loans directly to students. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan (including loans to graduate and professional students), and the Direct Consolidation Loan. The Budget Control Act of 2011 signed into law in August 2011, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012. The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.

For Pell grants, DOE makes grants to undergraduate students who demonstrate financial need. To date, few of our students have received Pell Grants. Accordingly, the Pell Grant program currently is not material to the Company’s cash revenues.

Regulation of Federal Student Financial Aid Programs

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit institutions have prompted DOE to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions in connection with Title IV Program requirements. As a result, our institutions are subject to extensive oversight and review. Because DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances. See the “Risk Factors” contained herein which disclose comprehensive regulatory risks.

In addition to the state authorization requirements and other regulatory requirements described herein, other significant factors relating to Title IV Programs that could adversely affect us include the following legislative action and regulatory changes:

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently reauthorized the Higher Education Act in August 2008. We cannot predict with certainty whether or when Congress might act to amend further the Higher Education Act. The elimination of additional Title IV Programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institutions.

Administrative Capability. DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV Programs. Failure to satisfy any of the standards may lead DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

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

•

Refer to DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV Programs;

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

If an institution fails to satisfy any of these criteria or any other DOE regulation, DOE may:

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

If we are found not to have satisfied DOE’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV Program funding.  USU currently has posted a letter of credit (LOC) in the amount of $71,634 in response to a compliance audit that reported the university had a repeat finding related to late R2T4 (return to Title IV) returns.

Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado, Arizona and California. Under the Higher Education Opportunity Act, or HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program.

On December 16, 2016, DOE issued a final rule that requires institutions to meet all state requirements for legally offering distance education in any state in which the institution is offering distance education courses. The rule was scheduled to go into effect on July 1, 2018 which has been delayed until July 1, 2020. See “Risk Factors” in Item 1A of this Report.

Financial Responsibility. The Higher Education Act and DOE regulations establish extensive standards of financial responsibility that institutions such as Aspen must satisfy to participate in the Title IV Programs. These standards generally require that an institution provide the resources necessary to comply with Title IV Program requirements and meet all of its financial obligations, including required refunds and any repayments to DOE for liabilities incurred in programs administered by DOE.

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

Although we believe our schools met the minimum composite score necessary to meet the financial ratio standard for fiscal year 2018, DOE may determine that our calculations are incorrect, and/or it may determine that either or both of our schools continue to not meet other financial responsibility standards. If DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:

•

Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by us during our most recently completed fiscal year;

•

Posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds received by us, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring; or

•

Complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring.

Failure to meet DOE’s “financial responsibility” requirements, either because we do not meet DOE’s financial responsibility standards or are unable to establish financial responsibility on an alternative basis, would cause us to lose access to Title IV Program funding.

Third-Party Servicers. DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV Program requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV Program provision. An institution must report to DOE new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with a third-party servicer which performs certain activities related to our participation in Title IV Programs. If our third-party servicer does not comply with applicable statutes and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV Programs.

Return of Title IV Program Funds. Under DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit or a DOE program review constitutes material non-compliance with the Title IV Program requirements.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education.” An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of DOE. For the year ended April 30, 2018, approximately 21% of Aspen’s revenues were derived from Title IV Programs. For the year ended December 31, 2017, 58% of USU’s revenues were derived from Title IV Programs.

Student Loan Defaults. Under the Higher Education Act, an education institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following two federal fiscal years. For such institutions, DOE calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any Direct Loan Program loans during that year.

If DOE notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 30% or greater, the institution’s participation in the Direct Loan Program and the Federal Pell Grant Program ends 30 days after the notification, unless the institution appeals in a timely manner to that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in Title IV ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen’s official cohort default rates in 2012, 2013 and 2014 were 12.5%, 6.4% and 6.2%, respectively. USU’s official cohort default rates in 2012, 2013 and 2014 were 3.9%, 3.5% and 9.6%, respectively.

Incentive Compensation Rules. As a part of an institution’s program participation agreement with DOE and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV Programs, limitation on participation in Title IV Programs, or financial penalties. Aspen believes it is in compliance with the incentive payment rule.

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

The U.S. Government Accountability Office (the “GAO”) released a report finding that DOE has inadequately enforced the current ban on incentive payments. In response, DOE has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the GAO findings and DOE incentive payment rule.

Code of Conduct Related to Student Loans. As part of an institution’s program participation agreement with DOE, HEOA requires that institutions that participate in Title IV Programs adopt a code of conduct pertinent to student loans. For financial aid office or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises, and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. Aspen has adopted a code of conduct under the HEOA which is posted on its website. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV Programs, limitations on participation in Title IV Programs, or financial penalties.

Misrepresentation. The Higher Education Act and current regulations authorize DOE to take action against an institution that participates in Title IV Programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. DOE regulations define “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions DOE may take if it determines that an institution has engaged in substantial misrepresentation. DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in Title IV Programs, or initiate proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs.

Credit Hours. The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV Program aid an institution may disburse during a payment period. Recently, both Congress and DOE have increased their focus on institutions’ policies for awarding credit hours. DOE regulations define the term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If DOE determines that an institution is out of compliance with the credit hour definition, DOE could require the institution to repay the incorrectly awarded amounts of Title IV Program aid. In addition, if DOE determines that an institution has significantly overstated the amount of credit hours assigned to a program, DOE may fine the institution, or limit, suspend, or terminate its participation in the Title IV Programs.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of DOE’s ongoing monitoring of institutions’ administration of Title IV Programs, the Higher Education Act and DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of DOE. These auditing standards differ from those followed in the audit of our consolidated financial statements contained herein. In addition, to enable DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations. Furthermore, DOE regularly conducts program reviews of education institutions that are participating in the Title IV Programs, and the Office of Inspector General of DOE regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced in a letter to several members of Congress that, in part in response to recent allegations against proprietary institutions of deceptive trade practices and noncompliance with DOE regulations, DOE planned to strengthen its oversight of Title IV Programs through, among other approaches, increasing the number of program reviews.

Potential Effect of Regulatory Violations. If we fail to comply with the regulatory standards governing Title IV Programs, DOE could impose one or more sanctions, including transferring the non-complying school to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV Program funds, requiring Aspen to post a letter of credit in favor of DOE as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate our participation in Title IV Programs. In addition, the failure to comply with the Title IV Program requirements by one institution could increase DOE scrutiny of the other institution and could impact the other institution’s participation in Title IV Programs.

We also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.

Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Colorado Commission on Higher Education, the Arizona Board, the California Bureau for Private Postsecondary Education, and other state educational regulatory agencies that license or authorize us and our programs, may require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure or authorization.

On August 22, 2017, DOE recertified Aspen University to participate in Title IV Programs, and set a subsequent program participation agreement reapplication date of March 31, 2021. USU currently has temporary provisional certification to participate in the Title IV Programs due to the change of ownership which occurred in December 2017. The provisional certification allows the school to continue to receive Title IV funding as it did prior to the change of ownership.  As a result of the change of ownership, the DOE informed USU that it must post a letter of credit in the amount of $255,708 and distribute funds under the Heightened Cash Monitoring 1 (HCM1) payment method by September 3, 2018. USU intends to meet the deadline as requested.

In the future, DOE may impose terms and conditions in any program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV Program aid.

DOE regulations regarding Gainful Employment (“GE”) programs also require all institutions to notify DOE when establishing new programs by updating the program list on the institution’s Eligibility and Certification Approval Report. The institution must also provide certifications to DOE signed by a senior administrative official attesting that the new program meets certain accreditation and state licensure requirements.

DEAC and WSCUC requires pre-approval of new courses, programs, and degrees that are characterized as a “substantive change.” An institution must obtain written notice approving such change before it may be included in the institution’s grant of accreditation. An institution is further prohibited from advertising or posting on its website information about the course or program before it has received approval. The process for obtaining approval generally requires submission of a report and course materials and may require a follow-up on-site visit by an examining committee.

Gainful Employment. Under the Higher Education Act, only proprietary school programs that lead to gainful employment in a recognized occupation are eligible to participate in Title IV Program funding. DOE’s GE regulations define the requirements that programs at proprietary institutions must meet in order to be considered a GE program that is eligible for Title IV Program funding. The final GE regulations were published on October 31, 2014 and went into effect on July 1, 2015. Under the regulations, all GE programs must meet certain metrics regarding their graduates’ debt-to-earnings (“D/E”) ratios to maintain Title IV Program eligibility. Specifically, the 2015 regulations include two debt-to-earnings metrics.

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

A program must achieve an aDTE rate at or below 8%, or a dDTI rate at or below 20%, to pass the D/E metrics. A program that does not have a passing rate under either the aDTE or dDTI rates, but has an aDTE rate greater than 8% but less than or equal to 12%, or a dDTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.” A program with an aDTE rate greater than 12% and a dDTI rate greater than 30%, is failing the D/E metrics. A program loses Title IV eligibility for three years, if its aDTE rate and dDTI rate are failing in two out of any three consecutive award years or both of those rates are either failing or in the zone for four consecutive award years for which the DOE calculates D/E Rates. When a program loses Title IV eligibility, institutions are also restricted from establishing “substantially similar” programs for three years. Programs are “substantially similar” based on having a classification of instructional program (“CIP”) code that has the same first four credits.

If DOE notifies an institution that a program could become ineligible based on its final D/E rates for the next award year:

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

However, an institution that timely filed a Notice of Intent to submit an alternate earnings appeal is not required to issue the student warnings until after DOE has reviewed the appeal and issued a final rates determination. The earnings appeal element of the rule was intended to become effective immediately following the issuance of rates in January 2017, but was delayed once in March, and again in June 2017. On June 30, 2017, DOE issued a Notice indicating that it would delay the July 1 deadline for submitting an alternate earnings appeal until new processes are established for those appeals. The DOE stated that it would provide additional guidance within 30 days. In the meantime, programs that filed an intent to appeal are not required to issue the student warnings and were granted additional time to complete the appeals process.

The GE Regulations also include certain disclosure requirements, which were scheduled to become effective on January 1, 2017. The GE rule’s disclosure provisions require institution to provide disclosures to students on their websites about each of their GE programs using a template developed by DOE for this purpose. Each GE program’s disclosure must include information such as the occupations that the program prepares students to enter, total program cost, on-time completion rate, job placement rate (if the institution is required to calculate the rate by their state or accreditation agency), and median loan debt of students who complete the program, among other items. The new disclosure template was published in January 2017, but the deadline for publishing the templates was extended until July 1, 2018. However, in conjunction with the delay issued on June 30, 2017, the requirement to issue the disclosure template was also delayed, in part. The disclosure requirement consists of three forms of disclosure: 1) inclusion of the template, or a prominent link to the template, on any web page containing academic, cost, financial aid, or admissions information about a GE program maintained by or on behalf of an institution; 2) inclusion of the template, or a prominent link to it, in all GE program promotional materials; and 3) personalized delivery (whether in person or by email) to any prospective student prior to signing an enrollment agreement with an institution. While the June 30 notice delayed the latter two requirements until July 1, 2018, the requirement to post the template or link on the institution’s webpage became effective on July 1, 2018. We have published the disclosure templates on the required webpages, prior to the July 1 deadline.

Further, institutions are required to annually report student and program level data to DOE for each Title IV student enrolled in a GE program. The deadlines to report GE data thus far were in July and October 2015, 2016 and 2017. Annual reporting is scheduled for October 1, and as of now, DOE has not indicated any planned delay to the 2018 reporting deadline. We have reported all required student data by these submission deadlines.

Institutions were required to certify that eligible GE programs are programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. We submitted these certifications in a timely manner. As discussed previously, DOE requires institutions to update these certifications regarding any new programs they wish to add as well.

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

At this time, the long term impact of the GE rule is still unclear, as DOE issued a Notice of Proposed Rulemaking on June 16, announcing their intent to empanel a new negotiating committee to examine and rewrite the GE (and Borrower Defense to Repayment) rules. It is likely that this rulemaking will change the GE rule, but the impact of those changes would not be apparent until after July 2019, at the earliest. In the meantime, DOE has not indicated its intent to further delay any other elements of the Rule while the rulemaking is underway. If DOE continues on its current path, programs that failed the first set of D/E rates could lose eligibility in the coming year.

There is significant continued activity around the specifics of the GE rule requirements. DOE issued the first set of GE rates in January 2017. DOE has now announced that it plans to release the draft “completer’s lists” later this spring in preparation for the second round of GE rates. Under the existing rule, this second round of rates could result in the loss of eligibility for any program that failed in the first and second years. Preparing the completers lists is the first step in the process for DOE to issue the next set of D/E rates for GE programs. This step is followed by a challenge period, DOE’s release of draft debt data, another corresponding challenge period and finally, the second round of GE rates, followed by their own appeal period. The recently concluded negotiated rulemaking should lead DOE to publish a new rule no later than November 1, 2018. Without consensus, DOE is free to write its own GE rule. If the proposals discussed at the final rulemaking session are indications of DOE’s intent, we will likely see a rule that could significantly change both the scope and impact of the GE rule.

The GE rule implementation may also be impacted by a lawsuit brought by 18 state attorneys general alleging that DOE has violated both the Higher Education Act and the Administrative Procedures Act by delaying implementation of various requirements of the GE rule, which the AG’s argue is a “de facto rescission.” In response, the Department of Justice argues that DOE’s electronic announcements and other notices postponing the effective date of certain aspects of the GE rule are not “final agency action,” so it is premature for the states to seek relief in federal court.

Eligibility and Certification Procedures. Each institution must periodically apply to DOE for continued certification to participate in Title IV Programs. Such recertification is required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under DOE’s review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers.

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

As a result of the change of ownership, the DOE informed USU that it must post a letter of credit in the amount of $255,708 and distribute funds under the Heightened Cash Monitoring 1 (HCM1) payment method by September 3, 2018 in order to continue with its provisional certification status. USU intends to meet the deadline as requested.

In addition, during the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV Programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV Program funds.

Borrower Defense to Repayment (“BDTR”). DOE’s current regulations provide borrowers of loans under the William D. Ford Federal Direct Loan (“FDL”) program a defense against an attempt to collect such loans based on any act or omission of the institution that would give rise to a cause of action under the applicable state law. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan, and may require the institution to repay the amount of the loan to which the defense applies.

In addition to the current regulation, the new BDTR was published November 1, 2016, with an anticipated July 1, 2017 effective date. In mid-June of 2017, DOE announced an “indefinite delay” in the implementation of the rule due to a lawsuit brought by the California Association for Private Postsecondary Schools (“CAPPS”) challenging elements of the rule. In a second notice on the same day, DOE announced that, in addition to the legal challenge, DOE’s own internal analysis indicated that the rule needed “further work,” and a new negotiated rulemaking panel would be convened to draft a new version.

In October 2017, DOE issued two new notices, the first rescinding DOE’s earlier indefinite delay of the effective date for BDTR, replacing it with a new effective date of July 1, 2018 and the second extending the delay to July 1, 2019. The reason articulated by DOE for the first delay was to align the new effective date with DOE’s master calendar; the justification for the second delay is to allow the BDTR negotiated rulemaking process to be completed before requiring schools to comply. The now-postponed rule is also the subject of multiple lawsuits – including the CAPPS suit noted above and another from a coalition of state attorneys general who argue that DOE does not have the authority to delay the effective date of an existing regulation. It also argues that by not implementing the rule, DOE is amending the regulation without required rulemaking, notice and comment periods in violation of the Administrative Procedures Act.

DOE has indicated in the notices that it will continue to process borrower claims under the current regulation until replaced by a new rule.

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. DOE, most state education agencies, and DEAC all have standards pertaining to the change of control of schools, but those standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditations, state authorization or licensure. The requirements to obtain such approval from the states and DETC vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.

When a change of ownership resulting in a change of control occurs at a for-profit institution, DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must also demonstrate positive tangible net worth. If the institution does not satisfy these requirements, DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for DOE to act on a change in ownership and control application may vary substantially. As a result of the change of ownership, the DOE informed USU that it must post a letter of credit in the amount of $255,708 by September 3, 2018 and distribute funds under the Heightened Cash Monitoring 1 (HCM1) payment method in order to continue with its provisional certification status. USU intends to meet the deadline as requested. See “Risk Factors” contained in Item 1A of this Report.

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

Possible Acquisitions. Similarly to the Company’s acquisition of USU, we may expand through acquisition of related or synergistic businesses. Our internal growth is subject to monitoring and ultimately approval by the DEAC and WSCUC. If the DEAC or WSCUC finds that the growth may adversely affect our academic quality, the DEAC or WSCUC can request us to slow the growth and potentially withdraw accreditation and require us to re-apply for accreditation. DOE may also impose growth restrictions on an institution, including in connection with a change in ownership and control.

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

Risks Relating to Our Business

If we are unable to successfully integrate USU with Aspen Group, we may not realize all of the anticipated benefits of the USU Acquisition.

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

The growth that we have experienced after our new management began in 2011, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years and USU is growing since we acquired it. Further, we lack experience in managing hybrid online/campus programs and anticipate substantial growth from our Phoenix program in particular and USU’s FNP program. Assuming we continue to grow as planned, it may impact our ability to manage our business. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Because there is strong competition in the postsecondary education market, especially in the online education market, our cost of acquiring students may increase and our results of operations may be harmed.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University is a prime example of this change.

We may not be able to compete successfully against current or future competitors and may face competitive pressures including price pressures that could adversely affect our business or results of operations and reduce our operating margins. These competitive factors could cause our enrollments, revenues and profitability to materially decrease.

In the event that we are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our results of operations may be harmed.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by DOE for Title IV purposes if the institution is provisionally certified. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•

Grow our nursing programs including Aspen University’s core Bachelor’s and Master’s Degree programs, USU’s FNP and Aspen University’s pre-licensure BSN hybrid online/campus program which began its initial classes on July 10, 2018;

•	Grow Aspen University’s doctoral programs;
•	Replicating the success we have had with nursing in other programs;
•	Achieve the same degree of success with USU;
•	Create greater awareness of our schools and our programs;
•	Identify the most effective and efficient level of spending in each market and specific media vehicle;
•	Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
•	Effectively manage marketing costs (including creative and media).

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

Because we are an almost exclusively online provider of education, we are substantially dependent on continued growth and acceptance of online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.

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

Mr. Michael Mathews, our Chief Executive Officer, has developed a monthly payment business model designed to substantially increase our student enrollment and reduce student debt among Aspen University’s and USU’s student bodies. While results to date have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:

•	Our ability to compete with existing online colleges which have substantially greater financial resources, deeper management and academic resources, and enhanced public reputations;
•	The emergence of more successful competitors;
•	Factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;
•	Limits on our ability to attract and retain effective employees because of the incentive compensation rule;
•	Performance problems with our online systems;
•	Our failure to maintain accreditation;
•	Student dissatisfaction with our services and programs;
•	Adverse publicity regarding us, our competitors or online or for-profit education generally;
•	A decline in the acceptance of online education;
•	A decrease in the perceived or actual economic benefits that students derive from our programs;
•	Potential students may not be able to afford the monthly payments;
•	Potential USU students may not react favorably to our marketing and advertising campaigns, including our monthly payment plan; and
•	The failure to collect our growing accounts receivable.

If our monthly payment plan business model does not continue to be favorably received, our revenues may not increase.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen University’s recent focus has been the continued growth of enrollment in its School of Nursing. As of April 30, 2018, approximately 74% of our active degree-seeking were enrolled in Aspen University’s School of Nursing. If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelors or an advanced degree, our enrollment and results of operations will be adversely affected.

If we incur system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

Since early 2011, Aspen University has made significant investments to update its computer network primarily to permit accelerated student enrollment and enhance its students’ learning experience. USU is using the same information technology improvements. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation and could cause a loss in enrollment. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities, hacking or cyber security issues and telecommunications failures.

If we are unable to develop awareness among, and attract and retain, high quality learners to our schools, our ability to generate significant revenue or achieve profitability will be significantly impaired.

Building awareness of Aspen University and USU and the programs we offer among working adult professionals is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Aspen University’s ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or achieve profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

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

If we are unable to continue to develop awareness of Aspen University and USU and the programs we offer, and to enroll and retain learners, our enrollments would suffer and our ability to increase revenues and achieve profitability would be significantly impaired.

If we experience any interruption to our technology infrastructure, it could prevent students from accessing their courses, could have a material adverse effect on our ability to attract and retain students and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by any breaches.

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

Our online classrooms at Aspen University and USU employ the Desire2Learn (renamed to D2L in 2017) learning management system named Brightspace. The system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We rely on third parties to host and help with the administration of it. We further rely on third parties, the D2L agreement and our internal staff for ongoing support and customization and integration of the system with the rest of our technology infrastructure. If D2L were unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

Because the personal information that we or our vendors collect may be vulnerable to breach, theft or loss, any of these factors could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Aspen University and USU use a third-party to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV Programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our data or our users’ content is hacked, including through privacy and data security breaches, our business could be damaged, and we could be subject to liability.

Our business is and we expect it will continue to be almost exclusively reliant upon the Internet. Cyber security events have caused significant damage to large well-known companies. If our systems are hacked and our students’ confidential information is misappropriated we could be subject to liability.

We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated third world countries where lax local enforcement and poverty create opportunities for hacking. If our security measures are breached, or our students’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, Aspen University and USU may lose existing students and or fail to enroll new students or otherwise be materially harmed.

Because the CAN-SPAM Act imposes certain obligations on the senders of commercial emails, it could adversely impact our ability to market Aspen University’s and USU’s educational services, and otherwise increase the costs of our business.

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

Because we use email marketing, our requirement to comply with the CAN-SPAM Act could adversely affect our marketing activities and increase its costs.

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

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, trade secret or other protections. This intellectual property includes but is not limited to courseware materials, business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the U.S. to protect our rights to the mark ASPEN UNIVERSITY as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the U.S. or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

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

Our business could be harmed by any significant disruption of service on our websites.

Because of the importance of the Internet to our business, in addition to cybersecurity we face the risk that our systems will fail to function in a robust manner. Our reputation, and ability to attract, retain, and serve our students are dependent upon the reliable performance of our websites, including our underlying technical infrastructure. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our websites are unavailable when students and professors attempt to access them, or if they experience frequent slowdowns or disruptions, we may lose students and professors.

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

Due to the growing budgetary problems facing state and local governments, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes. Very recently in 2018 the United States Supreme Court ruled that states can tax the sale of goods sold to residents of their respective state. We cannot predict the effect of current or future attempts to impose taxes on commerce over the Internet. New or revised taxes and, in particular, sales or use taxes, would likely increase the cost of doing business online which could have an adverse effect on our business and results of operations.

If our goodwill on our balance sheet arising from the USU Acquisition becomes impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.

As a result of our acquisition of USU, we recorded approximately $5 million of goodwill as an asset on our on our balance sheet at April 30, 2018.  Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined.

If our assumptions with respect to our long-term accounts receivable prove to be inaccurate, we may be required to take a charge to our accounts receivable and incur a material non cash charge to earnings.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $657,542 at April 30, 2017 to $1,315,050 at April 30, 2018. The primary component consists of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term. Our ability to collect the sums owed directly by students in contrast to the federal government or other third parties is directly tied to the future ability of students to pay us and their other obligations stemming from a variety of factors  including the impact of an economic decline in the United States, the students’ individual and family financial conditions, including unemployment and under-employment, health issues which affect students, and/or family members and whether students continue with their courses or cease taking courses. While our management, based on its experience, makes assumptions which affect the reserves we take to our long-term accounts receivable, these assumptions may be incorrect and the above or other factors may cause to increase our reserves and reduce the long-term accounts receivable on our balance sheet. The amount of any future reductions we take may be a non-cash material charge to future earnings.

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.

We are subject to extensive regulation by (1) the federal government through DOE under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by DOE, including DEAC, a “national accrediting agency” recognized by DOE, and WSCUC, a “regional accrediting agency” recognized by DOE. In addition, the U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

Institutions of higher education that grant degrees, diplomas, or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states, as a condition of continued authorization to grant degrees, a school must be accredited by an accrediting agency recognized by the U.S. Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. Accreditation is also required in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces and the federal programs of student financial assistance administered pursuant to Title IV of the Higher Education Act. The Higher Education Act and its implementing regulations require accrediting agencies recognized by DOE to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.

Our operations are also subject to regulation due to our participation in Title IV Programs. Title IV Programs, which are administered by DOE, include loans made directly to students by DOE and several grant programs for students with economic need as determined in accordance with the Higher Education Act and DOE regulations. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education, and be certified as an eligible institution by DOE. Our growth strategy is partly dependent on being able to offer financial assistance through Title IV Programs as it may increase the number of potential students who may choose to enroll in our programs.

The laws, regulations, standards, and policies of DOE, state education agencies, and our accrediting agencies change frequently. Recent and impending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV Programs, receipt of veterans education benefits funds, or costs of doing business. Findings of noncompliance with these laws, regulations, standards and policies also could result in our being required to pay monetary damages, or subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on or loss of our access to Title IV Program funds or other censure that could have a material adverse effect on our business.

If we do not maintain authorization in Colorado, Arizona and California, our operations would be curtailed, and we may not grant degrees.

Aspen University is headquartered in Colorado and is authorized by the Colorado Commission on Higher Education to grant degrees, diplomas or certificates. Aspen’s pre-licensure hybrid BSN program is authorized by the Arizona Board, and USU is headquartered in California and is authorized by the California Bureau to grant degrees, diplomas or certificates. If Aspen were to lose its authorization from the Colorado Commission on Higher Education, Aspen would be unable to provide educational services in Colorado and would lose its eligibility to participate in the Title IV Programs. If Aspen were to lose its authorization from the Arizona Board, it would be unable to provide educational services in Arizona. If USU were to lose its authorization from the California Bureau, it would be unable to provide educational services in California and would lose its eligibility to participate in the Title IV Programs.

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

State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent that we have obtained, or obtain in the future, state authorizations or licensure, changes in state laws and regulations and the interpretation of those laws and regulations by the applicable regulators may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of DOE. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. If we fail to comply with state requirements to obtain licensure or authorization, we may be the subject of injunctive actions or other penalties or fines. Loss of licensure or authorization or the failure to obtain required licensures or authorizations could prohibit us from recruiting or enrolling students in particular states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

In addition, DOE’s new distance education rule was scheduled to go into effect on July 1, 2018. However, on May 25, 2018, the DOE published an announcement in the Federal Register that proposes a two-year delay, until July 1, 2020, of the effective date of the final state authorization of distance education regulations. The new rule requires us to (i) obtain authorization to offer our programs from each state where authorization is required or through participation in a reciprocity agreement, and (ii) provide specific consumer disclosures regarding our educational programs. If we fail to obtain required state authorization to provide postsecondary distance education in a specific state before the effective date for the new distance education rule, we could lose our ability to award Title IV aid to students within that state or be required to refund Title IV funds related to jurisdictions in which we failed to have state authorization. We must be able to document state approval for distance education if requested by DOE. In addition, the consumer disclosures required pursuant to the distance education rule are detailed and include disclosures regarding licensure and certification requirements, state authorization, student complaints, adverse actions by state and accreditation agencies, and refund policies. These disclosure requirements will require a considerable amount of data gathering needed to support such disclosures and will require our institutions to closely track where students enrolled in online programs reside during the course of their studies. These various disclosure requirements could subject us to financial penalties from DOE and heighten the risk of potential federal and private misrepresentation claims. On July 3, 2018, the DOE published a final rule in the Federal Register that implemented a two-year delay, until July 1, 2020, of the effective date of the final state authorization of distance education regulations.

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

If DOE determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans based on a state law claim against our institution, our institution’s repayment liability to DOE could have a material adverse effect on our enrollments, revenues and results of operations.

DOE’s current regulations provide borrowers of loans under the FDL program a defense against an attempt to collect such loans based on any act or omission of the institution that would give rise to a cause of action under applicable state law. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan, and may require the institution to repay the amount of the loan to which the defense applies.

In addition to the current regulation, the new BDTR Rule was published November 1, 2016, with an anticipated July 1, 2017 effective date. In mid-June of 2017, DOE announced an “indefinite delay” in the implementation of the rule due to a lawsuit brought by the CAPPS challenging elements of the rule. In a second notice on the same day, DOE announced that, in addition to the legal challenge, DOE’s own internal analysis indicated that the rule needed “further work,” and a new negotiated rulemaking panel would be convened to draft a new version.

In October 2017, DOE issued two new notices, the first rescinding DOE’s earlier indefinite delay of the effective date for BDTR, replacing it with a new effective date of July 1, 2018 and the second extending the delay to July 1, 2019.

DOE has indicated in the notices that it will continue to process borrower claims under the current regulation until replaced by a new rule.

The postponed regulations, which could form the basis for any new proposed regulations, open new avenues for student borrowers to assert a defense to repaying their loans, allow DOE to seek reimbursement for such claims from the affected institutions, and expand DOE’s financial responsibility rules to require many more schools to post letters of credit with DOE. The postponed regulations include, among other things:

•

Bases for borrowers to file claims: The postponed regulations set out three grounds for a borrower defense to repayment claim, including a favorable decision for the student in a state or federal court case involving the loan; a breach of contract by the institution; or a substantial misrepresentation by the institution about the nature of its educational program, the nature of its financial charges, or the employability of its graduates. Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to DOE) must be made within six years.

•

Claim resolution process: The postponed regulations call for DOE to set up a fact-finding process to resolve claims. The contemplated structure includes providing the institution with notice and an opportunity to submit evidence; however, the exact procedures, including the opportunity to contest particular factual assertions or present in-person testimony, are not defined. In addition, DOE has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim. Borrowers who file successful claims may have their loans forgiven in whole or in part, with DOE reserving the right to calculate the amount of forgiveness in various ways.

•

Recovering funds: For debts relieved for individual borrowers, the postponed regulations give DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven. The details concerning how such a proceeding would be conducted are not defined in the postponed regulations. For group relief, there is no separate proceeding. If DOE determines a group discharge is warranted, it will automatically assign liability to the institution.

•

“Early warning” letter of credit triggers: DOE proposed in the postponed regulations to amend its existing financial responsibility regulations to describe at least 10 new “early warning” triggers that would allow DOE to require an institution to post a letter of credit with DOE to demonstrate its financial stability and assure DOE of the institution’s ability to pay borrower claims if needed. Each trigger would authorize DOE to require an LOC in the amount of at least 10% of the Title IV funding utilized by the institution for the most recently completed fiscal year. The triggers are intended to be cumulative, and therefore could require an institution to post a very significant letter of credit, up to or even exceeding its Title IV funding level. The postponed regulations would also put an institution on provisional certification immediately upon a trigger being met. In addition, if the institution does not provide the required letter of credit within 30 days of DOE’s request, DOE may offset the institution's future Title IV funds for up to nine months until DOE is able to capture the amount of the letter of credit. The proposed triggering events include, among others:

a.

Lawsuits and other Actions – If the institution is subject to a liability based on a lawsuit or an audit, investigation or similar action by a state or federal oversight agency, including any debt or liability incurred or asserted at any time during the three most recently completed award years, with a claim or liability exceeding the lesser of 10% of the institution’s current assets or $750,000.

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

e.

Gainful Employment Rates – If more than 50% of the institution’s Title IV-recipient students in GE programs are enrolled in GE programs with failing or zone rates (but prior to any loss of eligibility under the multi-year triggers in the GE rule).

f.

Cohort Default Rates – Two consecutive years with CDRs of 30% or higher.

•

Required warnings to students of new repayment rate: One section of the postponed regulations applies only to for-profit institutions, requiring such institutions to disclose a new form of loan repayment rate in a variety of public materials, to serve as a warning to current and potential students, when the rate is too low. This repayment rate would be calculated based on the payment performance of an institution’s students approximately five years after its students graduate or withdraw from the school.

•

Forbidding mandatory arbitration clauses and class action waivers: The postponed regulations would prohibit an institution from incorporating a class action waiver provision, or a mandatory arbitration clause, in any agreement with students. If an institution’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement or provide a specific notice to students, using language provided by DOE that explains that those provisions have been changed.

If DOE determines that borrowers of FDL program loans who attended Aspen or USU have a defense to repayment of their FDL program loans based on our acts or omissions, the repayment liability to DOE could have a material adverse effect on our financial condition, results of operations and cash flows. Cumulative letters of credit, at 10% of the amount of Title IV Program funds received by the institution during the most recently completed award year, could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, if DOE determines that our loan repayment rates are too low, having to issue warnings to current and prospective students describing the low repayment rate could have a material adverse effect on our enrollments, revenues, financial condition, results of operations and cash flows.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the U.S. Armed Forces and also to participate in Title IV Programs.

Aspen University is accredited by the DEAC, which is a national accrediting agency and USU is accredited by WSCUC, which is a regional accrediting agency. Both DEAC and WSCUC are recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV Programs as well as in the tuition assistance programs of the United States Armed Forces. DEAC or WSCUC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV Programs and have a material adverse effect on our enrollments, revenues and results of operations. In addition, although the loss of accreditation by one school would not necessarily result in the loss of accreditation by the other school, the accreditor may consider the loss of accreditation by one school as a factor in considering the on-going qualification for accreditation of the other school.

Because we participate in Title IV Programs, our failure to comply with the complex regulations associated with Title IV Programs would have a significant adverse effect on our operations and prospects for growth.

Aspen and USU participate in Title IV Programs. Compliance with the requirements of the Higher Education Act and Title IV Programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate the eligibility of one or both of our schools to receive Title IV Program funds, which would limit our potential for growth and materiality and adversely affect our enrollment, revenues and results of operations. In addition, the failure to comply with the Title IV Program requirements by one institution could increase DOE scrutiny of the other institution and could impact the other institution’s participation in the Title IV Programs.

Because USU is only temporarily provisionally certified by DOE, we must reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that DOE will recertify us to participate in the Title IV Programs.

An institution generally must seek recertification from DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control. On August 22, 2017, DOE recertified Aspen University to participate in the Title IV Programs, and set a subsequent program participation agreement reapplication date of March 31, 2021.

USU currently is operating under a temporary provisional certification to participate in the Title IV Programs due to the change of ownership which occurred in December of 2017. The temporary provisional certification allows the school to continue to receive Title IV funding on a month-to-month basis as it did prior to the change of ownership while DOA reviews the change of ownership. Even if DOE certifies USU following the change of ownership, such certification will be provisional as is the case for all Title IV institutions undergoing a change of ownership.  Under provisional certification, an institution must obtain prior DOE approval to add an educational program or make other significant changes and may be subject to closer scrutiny by DOE.  In addition, if DOE determines that a provisionally certified institution is unable to meet its responsibilities to comply with the Title IV requirements, DOE may revoke the institution’s certification to participate in the Title IV Programs without advance notice or opportunity to challenge the action.

As a result of the change of ownership, the DOE informed USU that it must post a letter of credit in the amount of $255,708 and distribute funds under the Heightened Cash Monitoring 1 (HCM1) payment method by September 3, 2018 in order to continue with its provisional certification status. USU intends to meet the deadline as requested.

Subsequent to a compliance audit covering the period from January 1, 2015 through December 31, 2015, USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). USU was required to post an irrevocable letter of credit in the amount of 25% of the 2015 Title IV returns. An irrevocable letter of credit was established in favor of the Secretary of Education in the amount of $71,634 as a result of this finding. In the 2016 compliance audit, USU had a material finding related to the same issue and was required to maintain the irrevocable letter of credit in the same amount. USU will be required to maintain the letter of credit until it has experienced two consecutive audit periods without a repeat finding. As a result of the change of ownership, the previous letter of credit established by USU has been replaced by one provided by AGI. The amount remains unchanged.

If DOE does not ultimately approve USU’s certification to participate in Title IV Programs, USU students would no longer be able to receive Title IV Program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs or substantive change of existing programs or imposition of a letter of credit could impair our ability to attract and retain students and could negatively affect our financial results.

Because DOE may conduct compliance reviews of us, we may be subject to adverse actions and future litigation which could affect our ability to offer Title IV student loans.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies, and third parties, including claims brought by third parties on behalf of the federal government. If the results of compliance reviews or other proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties, including the requirement to make refunds. Even if we adequately address issues raised by any compliance review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

If the percentage of our revenues derived from Title IV Programs is too high, we could lose our ability to participate in Title IV Programs.

Under the Higher Education Act, an institution is subject to loss of eligibility to participate in the Title IV Programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue from Title IV Program funds, for two consecutive fiscal years. This rule is known as the 90/10 rule. An institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the U.S. Secretary of Education. We must monitor compliance with the 90/10 rule by both Aspen and USU. Failure to comply with the 90/10 rule for one fiscal year may result in restrictions on the amounts of Title IV funds that may be distributed to students; restrictions on expansion; requirements related to letters of credit or any other restrictions imposed by DOE. Additionally, if we fail to comply with the 90/10 rule for two consecutive years, we will be ineligible to participate in Title IV Programs and any disbursements of Title IV Program funds made while ineligible must be repaid to DOE.

Further, due to scrutiny of the sector, legislative proposals have been introduced in Congress that would revise the requirements of the 90/10 rule to be stricter, including proposals that would reduce the 90% maximum under the rule to 85% and/or prohibit tuition derived from military benefit programs to be considered when determining whether the institution has adequate non-Title IV revenue to meet the requirements of the rule.

If our competitors are subject to further regulatory claims and adverse publicity, it may affect our industry and reduce our future enrollment.

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen University and USU. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. For example, large competitors such as ITT Tech and Corinthian Colleges, sold or shut down its schools due to substantial regulatory investigations and DOE actions. Adverse media coverage regarding other companies in the for-profit school sector or regarding Aspen or USU directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including Aspen and USU.

Due to new regulations or congressional action or reduction in funding for Title IV Programs, our future enrollment may be reduced and costs of compliance increased.

The Higher Education Act comes up for reauthorization by Congress approximately every five to six years. When Congress does not act on complete reauthorization, there are typically amendments and extensions of authorization. Additionally, Congress reviews and determines appropriations for Title IV Programs on an annual basis through the budget and appropriations process. There is no assurance that Congress will not in the future enact changes that decrease Title IV Program funds available to students, including students who attend our institutions. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to participate in these programs would require us to arrange for other sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action may also require us to modify our practices in ways that could result in increased administrative and regulatory costs and decreased profit margin.

Further, there has been growing regulatory action and investigations of for-profit companies that offer online education. We are not in a position to predict with certainty whether any legislation will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV Programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV Programs could reduce the ability of students to finance their education at our institutions and adversely affect our revenues and results of operations.

If our efforts to comply with DOE regulations are inconsistent with how DOE interprets those provisions, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules, or otherwise, we may be found to be in noncompliance with such provisions and DOE could impose monetary penalties, place limitations on our operations, and/or condition or terminate the eligibility of our schools to receive Title IV Program funds. We cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.

Because we are subject to sanctions if we fail to calculate correctly and return timely Title IV Program funds for students who stop participating before completing their educational program, our future operating results may be adversely affected.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance at an academically-related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements. Under DOE regulations, late return of Title IV Program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit or a program review constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of DOE or otherwise be sanctioned by DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows.

If we fail to demonstrate “financial responsibility,” Aspen and USU may lose their eligibility to participate in Title IV Programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV Programs.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by DOE, or post a letter of credit in favor of DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV Programs. DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet alternative standards for continued participation in the Title IV Programs. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV Programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV Programs, our students would lose access to Title IV Program funds for use in our institutions, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

If we fail to demonstrate “administrative capability,” we may lose eligibility to participate in Title IV Programs.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, DOE may require the repayment of Title IV funds, transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs. If we are found not to have satisfied DOE’s “administrative capability” requirements we could be limited in our access to, or lose, Title IV Program funding, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.

Because we rely on a third-party to administer our participation in Title IV Programs, its failure to comply with applicable regulations could cause our schools to lose our eligibility to participate in Title IV Programs.

We rely on third-party assistance to comply with the complex administration of participation in Title IV Programs for each of our schools. A third-party assists us with administration of our participation in Title IV Programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV Programs. In addition, if the third-party servicer is no longer able to provide the services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV Programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.

If we pay impermissible commissions, bonuses or other incentive payments to individuals involved in recruiting, admissions or financial aid activities, we will be subject to sanctions.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based, directly or indirectly, on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. If we pay a bonus, commission, or other incentive payment in violation of applicable DOE rules, we could be subject to sanctions, which could have a material adverse effect on our business. The incentive payment rule and related uncertainty as to how it will be interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may affect negatively our ability to recruit and retain employees, and as a result our business could be materially and adversely affected.

In addition, the GAO, has issued a report critical of DOE’s enforcement of the incentive payment rule, and DOE has undertaken to increase its enforcement efforts. If DOE determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to DOE’s satisfaction. DOE may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV Programs. DOE may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of DOE alleging violation of the incentive payment provision. Such suits may prompt DOE investigations. Particularly in light of the uncertainty surrounding the incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or DOE investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.

If their student loan default rates are too high, our schools may lose eligibility to participate in Title IV Programs.

DOE regulations provide that an institution’s participation in Title IV Programs ends when historical default rates reach a certain level in a single year or for a number of years. Because of our limited experience enrolling students who are participating in these programs, we have limited historical default rate information. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our default rate. If Aspen University or USU loses its eligibility to participate in Title IV Programs because of high student loan default rates, our students would no longer be eligible to use Title IV Program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

If either institutional accrediting agency loses recognition by the U.S. Secretary of Education or we fail to maintain institutional accreditation for Aspen and USU, we may lose our ability to participate in Title IV Programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen University and USU are each accredited by a DOE-recognized accrediting body, if DOE were to limit, suspend, or terminate either accreditor’s recognition that institution could lose its ability to participate in the Title IV Programs. If we were unable to rely on accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV Programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

Furthermore, based on continued scrutiny of the for-profit education sector, it is possible that accrediting bodies will respond by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like Aspen and USU. Actions by, or relating to, an accredited institution, including any change in the legal status, form of control, or ownership/management of the institution, any significant changes in the institution’s financial position, or any significant growth or decline in enrollment and/or programs, could open up an accredited institution to additional reviews by the applicable accreditor.

If Aspen University or USU fail to meet standards regarding “gainful employment,” it may result in the loss of eligibility to participate in Title IV Programs.

Under the GE rule, programs with high debt-to-earnings ratios would lose Title IV Program eligibility for three years based on a variety of specific scenarios outlined by DOE. We anticipate that under the GE rule, the continuing eligibility of our educational programs for Title IV Program funding may be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. In addition, there is significant continued activity around the specifics of the GE rule requirements. DOE issued the first set of GE rates in January 2017. DOE subsequently released the draft “completer’s lists” in preparation for the second round of GE rates. Under the existing rule, this second round of rates could result in the loss of eligibility for any program that failed in the first and second years. Preparing the completers lists is the first step in the process for DOE to issue the next set of D/E rates for GE programs. This step is followed by a challenge period, DOE’s release of draft debt data, another corresponding challenge period and finally, the second round of GE rates, followed by their own appeal period. The recently concluded negotiated rulemaking should lead DOE to publish a new rule no later than November 1, 2018. Without consensus, DOE is free to write its own GE rule. If the proposals discussed at the final rulemaking session are indications of DOE’s intent, we will likely see a rule that could significantly change both the scope and impact of the GE rule.

The GE rule implementation may also be impacted by a lawsuit brought by 18 state attorneys general alleging that DOE has violated both the Higher Education Act and the Administrative Procedures Act by delaying implementation of various requirements of the GE rule, which the AG’s argue is a “de facto rescission.” In response, the Department of Justice argues that DOE’s electronic announcements and other notices postponing the effective date of certain aspects of the GE rule are not “final agency action,” so it is premature for the states to seek relief in federal court.

If we fail to obtain required DOE approval for new programs that prepare students for gainful employment in a recognized occupation, it could materially and adversely affect our business.

Under the GE rule, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by DOE. Significantly, an institution is prohibited from updating its list of eligible programs to include a GE program, or a GE program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires. Depending on our program offerings, compliance with the GE rule could cause delay or an inability to offer certain new programs and put our business at a competitive disadvantage. Compliance could also adversely affect our ability to timely offer programs of interest to our students and potential students and adversely affect our ability to increase our revenues. As a result, our business could be materially and adversely affected.

If we fail to comply with DOE’s substantial misrepresentation rules, it could result in sanctions against our schools.

DOE may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. DOE has expanded the activities that constitute a substantial misrepresentation. Under DOE regulations, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If DOE determines that an institution has engaged in substantial misrepresentation, DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV Programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV Programs. We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.

If we fail to comply with DOE’s credit hour requirements, it could result in sanctions against our schools.

DOE has defined “credit” hour for Title IV purposes. The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse in a payment period. The regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and an equivalent amount of work for other academic activities. The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify DOE if it finds systemic noncompliance or significant noncompliance in one or more programs. DOE has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV Programs, as a result of which our business could be materially and adversely affected.

The U.S. Congress continues to examine the for-profit postsecondary education sector which could result in legislation or additional DOE rulemaking that may limit or condition Title IV Program participation of proprietary schools in a manner that may materially and adversely affect our business.

In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV Programs, and has held hearings regarding such matters. In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV Programs, or more vigorous enforcement of Title IV requirements. Additionally, DOE recently created a special unit for the purpose of monitoring publicly traded for-profit educational institutions. Moreover, political consideration could result in a reduction of Title IV funding. To the extent that any laws or regulations are adopted that limit or condition Title IV Program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business could be materially and adversely affected.

Other Risks

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to generate increasing material revenues;
•	Our failure to become profitable or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;
•	A decline in our growth rate including new student enrollments and class starts;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Disclosure of the results of our monthly payment plan;
•	Actual or anticipated variations in our quarterly results of operations;
•	A decline in the economy in the United States which is severe enough to impact our ability to collect our accounts receivable;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The loss of Title IV funding or other regulatory actions;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	The sale of large numbers of shares of common stock;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

Our Board of Directors (the “Board”) may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

As a result of the limited number of shares in the public float, we believe that major financial institutions including mutual funds and large hedge funds may be reluctant to purchase shares of our common stock.

We have a relatively low number of shares in the public float, and our common stock does not normally trade actively. Our Chief Executive Officer believes, partly based upon conversations with potential investors that mutual funds and large hedge funds are unable to purchase our common stock due to the lack of public float and since their minimum size purchase would likely cause an artificial rise in our common stock price. Unless our public float increases, we believe our stock price will be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters and executive offices are located in New York, New York, consisting of approximately 3,200 square feet of office space under a lease that expires in November 2023. Aspen University leases a facility in Denver, Colorado, consisting of approximately 6,500 square feet of office space under a lease that expires in December 2018. This facility accommodates our academic operations. Aspen University operates an enrollment center in Phoenix, Arizona where it leases approximately 4,600 square feet under a five-year term that expires in May 2021. Aspen University leases approximately 38,000 square feet in a building complex for both the pre-licensure program and the enrollment center in Phoenix. This lease expires in July 2025. USU leases approximately 26,000 square feet under a lease in the San Diego, California area which expires on June 30, 2022. We lease office space for our developers in Dieppe, NB, Canada consisting of approximately 1,700 under a three year agreement that commenced March 1, 2017. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, except as discussed below, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, Higher Education Management Group, Inc. (“HEMG”) and Mr. Patrick Spada sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without Board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss nearly all of the claims. On December 10, 2013, the Company answered an amended complaint filed by HEMG and Mr. Spada in April 2013.

On December 10, 2013, the Company also filed a series of counterclaims against HEMG and Mr. Spada in the same state court of New York. By order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

The litigation has been stayed since HEMG’s 2015 bankruptcy filing.

While the Company has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit maybe expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock. The principal creditors are AGI which holds the judgment and has several other claims including the $2.2 million misappropriation claim. The other primary claimant is a secured creditor which alleges it is owed a principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create a security interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on Nasdaq Capital Market under the symbol “ASPU”.  Prior to August 2, 2017, our stock traded on the OTCQB.

The last reported sale price of our common stock as reported by Nasdaq on July 11, 2018 was $7.34. As of that date, we had 160 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table sets forth the quarterly high and low sales price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2018
	April 30	9.01	5.85
	January 31	9.61	7.44
	October 31	8.92	5.35
	July 31	7.75	4.62
Fiscal 2017
	April 30	5.00	3.05
	January 31	4.44	2.76
	October 31	3.36	1.56
	July 31	2.10	1.524

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

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

Company Overview

AGI is a holding company. AGI has two subsidiaries, Aspen University organized in 1987 and USU organized in 1997. On March 13, 2012, the Company was recapitalized in a reverse merger and acquired Aspen University. On December 1, 2017, the Company acquired USU.

Aspen Group’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.

In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online associate and bachelor students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid MSN-FNP program ($375/month).

Additionally, Aspen University has just begun its first semester (July 10, 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

Since 1993, Aspen University has been nationally accredited by the DEAC, a national accrediting agency recognized by the DOE. On February 25, 2015, the DEAC informed Aspen University that it had renewed its accreditation for five years to January, 2019.

Since 2009, USU has been regionally accredited by WSCUC.

Both universities are qualified to participate under the Higher Education Act and the Federal student financial assistance programs (Title IV, HEA programs).

AGI Student Population Overview*

Aspen University’s total active student body grew 39% year-over-year from 4,681 to 6,500. Aspen’s School of Nursing grew 43% year-over-year, from 3,363 to 4,807 active students, which now represents 74% of Aspen’s total active student body. Aspen’s RN to BSN program accounted for the majority of the growth, from 2,104 to 3,158 active students, an increase of 1,054 active students, or 50% year-over-year.

USU’s active degree-seeking student body grew sequentially from 446 to 557 students or a sequential increase of 25%.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

AGI New Student Enrollments

AGI delivered a company record of 1,273 total new student enrollments for the fiscal 2018 fourth quarter. Aspen University accounted for 1,096 new student enrollments (includes 116 Doctoral enrollments), while USU accounted for 177 new student enrollments (primarily FNP enrollments).

Note that starting in March 2018, Aspen University no longer admits students without official transcripts (formerly called conditional acceptances). This change was made for operational efficiency reasons, as the starts and revenues earned from conditional acceptance enrollments did not warrant the conditional acceptance policy to be continued. Below is a table reflecting historical enrollments (includes unconditional and conditional acceptance enrollments) against the new methodology of unconditional acceptance enrollments only.

	HISTORICAL ENROLLMENTS:					NEW ENROLLMENT METHODOLOGY:
	(Unconditional + Conditional Accepts)					(Unconditional Accepts only)
	Q4’17	Q1’18	Q2’18	Q3’18	Q4’18	Q4’17	Q1’18	Q2’18	Q3’18	Q4’18*
Aspen (Nursing + Other)	986	1,025	1,255	1,164	N/A	834	862	1,044	972	980
Aspen (Doctoral)										116
USU (FNP + Other)										177
Total						834	862	1,044	972	1,273

———————

*

From a year-over-year perspective, Aspen University had 834 enrollments (removing conditionals from fiscal Q4’17), therefore the 1,096 enrollments in fiscal Q4’18 represents a year-over-year increase of 31%.

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period depending on the degree program, and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 48% year-over-year, from 3,060 to 4,532. Those 4,532 students paying through a monthly payment method represent 70% of Aspen University’s total active student body.

As of April 30, 2018, of the 4,532 active students paying tuition and fees through a monthly payment method, 4,211 active students are paying through a monthly payment plan and 321 students are paying through a monthly installment plan. Additionally, Aspen University is currently projecting to add approximately 120 active students/month net to its monthly payment programs through fiscal year 2019. The total contractual value of Aspen University’s monthly payment plan students now exceeds $35 million which currently delivers monthly recurring tuition cash payments exceeding $1,200,000.

USU students paying tuition and fees through a monthly payment method grew from 204 to 293 students sequentially. Those 293 students paying through a monthly payment method represent 53% of USU’s total active student body of 557.

Marketing Efficiency Ratio (MER) Analysis

AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Revenue per Enrollment (RPE)

Marketing Efficiency Ratio (MER) =

—————————————

Cost per Enrollment (CPE)

Cost per Enrollment (CPE)

The Cost per Enrollment measures the advertising investment spent in a given six month period, divided by the number of new student enrollments achieved in that given six month period, in order to obtain an average CPE for the period measured.

Revenue per Enrollment (RPE)

The Revenue per Enrollment takes each quarterly cohort of new degree-seeking student enrollments, and measures the amount of earned revenue including tuition and fees to determine the average RPE for the cohort measured. For the later periods of a cohort, we have used reasonable projections based off of historical results to determine the amount of revenue we will earn in later periods of the cohort.

The current CPE/RPE Marketing Efficiency Ratio for our three current degree units is reflected in the below table.

	Enrollments***	Cost-of-Enrollment		LTV	MER
Aspen (Nursing + Other)	980	$1,124	*	$7,350	6.5	X
Aspen (Doctoral)	116	$2,159	**	$12,600	5.8	X
USU (FNP + Other)****	177	$1,955	**	$17,820	9.1	X

———————

*

Based on a six-month rolling average.

**

Based on only one full quarter of marketing spend, therefore six-month rolling average will be available next quarter.

***

Note that starting in March, 2018, Aspen University no longer admits students without official transcripts (formerly called conditional acceptances). Enrollments reported in the above table includes unconditional acceptance enrollments only.

****

Note that USU to date has limited the number of FNP enrollments to 75 every other month based on guidance from the California Board of Registered Nursing (CA BRN), therefore the cost-of-enrollment is artificially high relative to the potential enrollment demand. USU’s FNP program is undergoing its one-year program review with the CA BRN in July, 2018 and should that cap be increased, the cost-of-enrollment is expected to decline thereafter.

Please be advised that the two new reporting programs, Aspen (Doctoral) and USU (FNP), began marketing on the Internet in recent months, consequently the new reporting programs will have received an immaterial amount of organic/referral enrollments, so the cost-of-enrollment today is essentially a reflection of the average cost of delivering a ‘paid’ enrollment. Aspen’s traditional business today delivers over 20% of its enrollments from organic/referral sources, which is what drives down the average cost-of-enrollment in this traditional business. Organic/referral enrollments of course will increase over time in these two new reporting programs.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

Aspen University has just begun its first semester (July 10, 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core Nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

Aspen’s pre-licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen is admitting students into three tracks: (1) high school graduates with no prior college credits, (2) students that have less than 48 general education prerequisites completed, and (3) students that have completed all 48 general education prerequisite credits and are ready to enter the core nursing courses and clinical experiences. Aspen is currently limited to a maximum of 30 students entering the two-year core nursing program each semester based on guidance provided by the Arizona State Board of nursing. This 30 student limitation per semester will remain in place until the first cohort of 30 students complete the NCLEX exam in mid-2020.

The semester that started on July 10, 2018 had 93 students enrolled, of which 29 entered with all pre-requisites completed, thereby entering the final two-year core nursing program. The remaining 64 students are enrolled in general education pre-requisite courses which must be completed before being admitted into the two-year core nursing program.

Additionally, 28 of the 64 general education students that started in July are anticipated to be ready to enter the two-year core nursing program for our upcoming semester starting on November 18, therefore we anticipate having a waitlist for our final two-year core nursing program for the remainder of the academic year (November and March semesters).  Because of the overwhelming demand for our nursing program in Phoenix, the Company is now assessing alternative approaches that would allow Aspen University to open a second campus in Phoenix in calendar year 2019.

ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $8,117,773 at April 30, 2018. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly. The converse is true also. A student who takes courses at a slower pace, even taking time off between eight-week terms, could have a balance due to them. It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them.

Aspen University students paying tuition and fees through a monthly payment method grew by 48% year-over-year, from 3,060 to 4,532. Those 4,532 students paying through a monthly payment method represent 70% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 204 to 293 students sequentially. Those 293 students paying through a monthly payment method represent 53% of USU’s total active student body.

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

At April 30, 2018, the allowance for doubtful accounts was $468,174 which represents 5.5% of the gross accounts receivable balance of $8,585,947, the sum of both short-term and long-term receivables. Many aged students’ accounts were written off against the reserve in 2018, after which management then increased the reserve to its current level at April 30, 2018.

The Introduction of Long-Term Accounts Receivables

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an account receivable as the student does have the option to stop attending. As a student takes a class, revenue is earned over that eight week class. Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2018 and 2017, those balances are $1,315,050 and $657,542, respectively.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $657,542 at April 30, 2017 to $1,315,050 at April 30, 2018. The primary component consist of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.

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

Seasonality Briefing and Revenue Guidance

As Aspen University continues to scale its student body, seasonality has become more pronounced. In fiscal 2017, the Company explained that its first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore our primarily working professional students tend to take less courses during that quarter relative to the other three fiscal quarters.

By way of example, in Q4 fiscal 2017 (quarter ending April 30, 2017), revenues were $4,289,230. In the following quarter (Q1 fiscal 2018), revenues sequentially declined 1% or 46,344 to $4,242,886. The following quarter (Q2 fiscal 2018), revenues rose sequentially by 14% or $608,753 to $4,851,639.

The Company expects the same seasonality effect to occur in the first quarter in the upcoming 2019 fiscal year. Aspen University revenues are expected to decline in Q1 relative to Q4, similar to the prior fiscal year, however overall Company revenues are expected to be flat in Q1 relative to Q4 given the revenue contribution from USU. Although revenues are expected to be flat sequentially, on a year-over-year basis the Company growth rate in Q1 is forecasted to accelerate to 70%.

Results of Operations

For the Year Ended April 30, 2018 Compared with the Year Ended April 30, 2017

Revenue

Revenue from operations for the year ended April 30, 2018 (“2018 Period”) increased to $22,021,512 from $14,246,696 for the year ended April 30, 2017 (“2017 Period”), an increase of $7,774,816 or 55%.

Aspen University’s increase in revenues was a result of new class starts rising by 42% year-over-year, and the average new class start tuition rate rising 1% from $815 to $821.

USU contributed five months of revenues which accounted for less than 10% of the total revenues for the full fiscal year.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Period rose to $4,424,991 from $2,436,147 for the 2017 Period, an increase of $1,988,844 or 82%.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the full 2018 period, while USU instructional costs and services equaled 38% of USU revenues during the five month post-acquisition period.

Marketing and Promotional

Marketing and promotional costs for the 2018 Period were $5,428,828 compared to $2,625,075 for the 2017 Period, an increase of $2,803,753 or 107%.

Aspen University Marketing and promotional expenses represented 22% of Aspen University revenues for the full 2018 period, while USU Marketing and promotional expenses equaled 34% of USU revenues during the five month post-acquisition period.

Gross profit fell to 53% of revenues or $11,636,809 for the 2018 period from 61% of revenues or $8,679,248 for the 2017 Period.

Aspen University gross profit represented 57% of Aspen University revenues for the full 2018 period, while USU gross profit equaled 27% of USU revenues during the five month post-acquisition period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2018 period were $16,328,580 compared to $9,087,740 during the 2017 Period, an increase of $7,240,840 or 80%.

Aspen University general and administrative costs represented 51% of Aspen University revenues for the full 2018 period, while USU general and administrative costs equaled 99% of USU revenues during the five month post-acquisition period.

Aspen Group, Inc. general and administrative costs which are included in the above amount for the full 2018 period equaled approximately $3.78 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Period increased to $1,092,283 from $556,730 for the 2017 Period, an increase of $535,553 or 96%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU. Aspen has begun making capital investments in the ground campus and that will cause depreciation expense to continue to increase in the near future.

Other Income (Expense)

Other income for the 2018 Period increased to $149,761 from $14,336 in the 2017 Period, an increase of $135,425 or 945%. This increase is mainly attributable to collection of interest on a $900,000 promissory note from USU and sub-lease income received by USU and the release of the warrant derivative liability of $52,500. Interest expense increased from $337,510 to $2,010,152, an increase of $1,672,642 or 496%. This increase is primarily due to the interest paid on our former credit facility and costs associated with its extinguishment. In July 2017, we entered into a credit facility which we paid off in April 2018.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2018 Period was ($7,061,061) as compared to ($1,105,260) for the 2017 Period, an increase in the loss of $5,955,801 or approximately 539%.

Aspen University generated $1.02 million of net income for the full 2018 period, while USU experienced a net loss of $2.06 million during the five month post-acquisition period.

AGI corporate contributed $6.02 million of operating expenses for the full 2018 period, including $2 million interest expense.

For the Quarter Ended April 30, 2018 Compared with the Quarter Ended April 30, 2017

Revenue

Revenue from operations for the quarter ended April 30, 2018 (“2018 Quarter”) increased to $7,225,029 from $4,289,230 for the quarter ended April 30, 2017 (“2017 Quarter”), an increase of $2,935,799 or 68%.

Aspen University’s increase in revenues was primarily a result of new class starts rising by 42% year-over-year.

USU revenues contributed nearly 15% of the quarterly revenues for the Company, rising at a faster pace than the previously projected ~10% for the quarter.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Quarter rose to $1,531,173 or 21% of revenues from $734,202 or 17% of revenues for the 2017 Quarter, an increase of $769,971 or 109%.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the 2018 quarter, while USU instructional costs and services equaled 38% of USU revenues during the 2018 quarter.

Marketing and Promotional

Marketing and promotional costs for the 2018 Quarter were $2,039,832 or 28% of revenues compared to $836,974 or 20% of revenues for the 2017 Quarter, an increase of $1,202,858 or 144%.

Aspen University marketing and promotional costs represented 23% of Aspen University revenues for the 2018 quarter, while USU marketing and promotional costs equaled 35% of USU revenues during the 2018 quarter.

Gross profit fell to 49% of revenues or $3,506,254 for the 2018 Quarter from 60% of revenues or $2,575,815 for the 2017 Quarter.

Aspen University gross profit represented 57% of Aspen University revenues for the 2018 quarter, while USU gross profit equaled 27% of USU revenues during the 2018 quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2018 Quarter were $5,353,495 compared to $2,859,186 during the 2017 Quarter, an increase of $2,494,309 or 87%.

Aspen University general and administrative costs which are included in the above amount represented 27% of Aspen University revenues for the 2018 quarter, while USU general and administrative costs equaled 103% of USU revenues during the 2018 quarter.

Aspen Group, Inc. general and administrative costs for the 2018 quarter which is included in the above amount equaled approximately $2.35 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Quarter increased to $460,314 from $133,948 for the 2017 Quarter, an increase of $326,366 or 244%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU. Aspen has begun making capital investments in the Phoenix campus and that will cause depreciation expense to continue to increase in the near future.

Other Income (Expense)

Other income for the 2018 Quarter increased to $61,694 from $11,289 in the 2017 Quarter, an increase of $50,405 or 446%. Interest expense increased to ($1,566,394) from ($161,848), an increase of ($1,404,546) or 868%. This increase is primarily due to the interest paid on the credit facility and costs associated with its extinguishment.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss applicable to shareholders was ($3,664,486) or net loss per share of $(0.26) for the 2018 Quarter as compared to ($723,729) for the 2017 Quarter, an increase in the loss of $2,940,757.

Aspen University generated $0.9 million of operating income for the fourth quarter, USU experienced an operating loss of $1.29 million during the fourth quarter, while AGI corporate contributed $3.28 million of operating expenses for the fourth quarter which included the one-time $1.5 million interest expense related to the early extinguishment of the $10 million credit facility. Excluding the one-time $1.5 million interest expense, the adjusted net loss per share, a non-GAAP financial measure, was $(0.15).

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $764,253 in 2018 and $732,971 in 2017. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Years Ended April 30,
	2018	2017
Net loss	$(7,061,061)	$(1,105,260)
Interest expense	1,860,391	337,510
Depreciation & amortization	1,092,283	556,730
EBITDA (loss)	(4,108,387)	(211,020)
Program review settlement	—	323,090
Bad debt expense	535,366	44,320
Acquisition expenses	828,566	211,122
Warrant buy back expense	—	206,000
Non-recurring charges	764,253	732,971
Stock-based compensation	642,566	338,294
Adjusted EBITDA (Loss)	$(1,337,636)	$1,644,777

	For the Quarters Ended April 30,
	2018	2017
Net loss	$(3,664,486)	$(723,730)
Interest expense	1,504,701	161,848
Depreciation & amortization	460,314	133,948
EBITDA (Loss)	(1,699,471)	(427,934)
Program review settlement	—	298,090
Bad debt expense	317,222	70,000
Acquisition expenses	—	211,122
Non-recurring charges	186,147	230,537
Stock-based compensation	176,098	84,461
Adjusted EBITDA (Loss)	$(1,020,004)	$466,276

Aspen University generated $1.37 million of Adjusted EBITDA for the 2018 quarter, while USU experienced an Adjusted EBITDA loss of $(0.98) million during the 2018 quarter.

Aspen Group corporate contributed $1.41 million of operating expenses to the $(1,020,004) Adjusted EBITDA loss for the 2018 quarter.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Years Ended
	April 30,
	2018	2017

Net cash used in operating activities	$(5,609,935)	$(1,488,160)
Net cash used in investing activities	(3,711,831)	(1,713,358)
Net cash provided by financing activities	21,178,108	5,173,939
Net increase in cash	$11,856,342	$1,972,421

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2018 Period totaled ($5,609,935) and resulted primarily from a net loss of ($7,061,061) and a net change in operating assets and liabilities of ($1,704,389), both offset by non-cash items of $3,212,898. The most significant change in operating assets and liabilities was an increase of $3,360,277 in accounts receivable reflecting the expansion of the monthly payment plan. The most significant non-cash item was $1,092,283 in Depreciation and Amortization.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2018 Period totaled ($3,711,831), reflecting primarily fixed asset purchases of $1,836,618 and the cash paid for the acquisition totaling $2,589,719.

Net cash used in investing activities during the 2017 Period totaled ($1,713,358), reflecting primarily fixed asset purchases of $804,558 and the issuance of a note receivable for $900,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2018 Period totaled $21,178,108, reflecting primarily net proceeds of equity offerings, totaling approximately $20.8 million.

Net cash provided by financing activities during the 2017 Period totaled $5,173,939, reflecting primarily proceeds of $7,500,000 from an equity financing, the proceeds of which were used to terminate a third-party line of credit of $2,150,000 and the loan payable and convertible debt payable to the CEO of $1,300,000. The third-party line of credit was opened and terminated in the fiscal year ended April 30, 2017.

Liquidity

With the closing of our $23 million public offering, we retained $12 million in net proceeds after underwriting discounts and expenses and repayment of $8 million to our lender.

As of July 12, 2018, the Company had a cash balance of approximately $11.5 million. The Company believes that it has sufficient cash to allow the Company to meet its operational expenditures as our business is currently operating for at least the next 12 months.

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

Intangible assets represent both indefinite lived and definite lived assets. Accreditation and regulatory approvals and Trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.

Related Party Transactions

See Note 15 to the consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding our future operating margins and expected growth rate, growth in student body, including future organic/referral enrollments, the demand for our nursing program, the future Title IV revenue percentage, the number of students participating in our payment programs, projections with respect to our marketing efficiency ratio and expected default rate, the integration of USU and liquidity.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained in Item 1A. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation excluded USU which was acquired in December 2017. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria. Our evaluation excluded USU which was acquired in December 2017. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. The assets of United States University, Inc., excluding intangible assets and goodwill, represent approximately 7.9% of total consolidated assets of the Company and the revenues of United States University, Inc. represent approximately 7.3% of consolidated revenues of the Company.

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

The Company’s independent registered public accounting firm, Salberg & Company, PA, audited the effectiveness of our internal control over financial reporting. Salberg & Company, PA has issued an audit report with respect to our internal control over financial reporting, which appears in Part IV, Item 15 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

The Company’s press release issued on July 12, 2018 (the “Earnings Release”), and the Current Report on Form 8-K of July 12, 2018 (the “Form 8-K”) furnishing the Earnings Release contained a scrivener’s error in the disclosure of the Company’s EBITDA, a non-GAAP financial measure. The Company’s EBITDA was $(4,108,387) for the year ended April 30, 2018 (instead of $(4,008,387) disclosed in the Earnings Release and the Form 8-K) and $(1,699,471) for the fourth quarter ended April 30, 2018 (instead of $(1,599,471) disclosed in the Earnings Release and the Form 8-K). The scrivener’s error did not affect Adjusted EBITDA disclosed in the Earnings Release and the Form 8-K.

For the reconciliation of Adjusted EBITDA to Net loss, see Part II Item 7 of this Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://ir.aspen.edu/governance-docs) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2018.

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Group, Inc.

Date: July 13, 2018	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 13, 2018
Michael Mathews

/s/ Janet Gill	Chief Financial Officer	July 13, 2018
Janet Gill	(Principal Financial Officer)

/s/ Michael D’Anton	Director	July 13, 2018
Dr. Michael D’Anton

/s/ Norman Dicks	Director	July 13, 2018
Norman Dicks

/s/ C. James Jensen	Director	July 13, 2018
C. James Jensen

/s/ Andrew Kaplan	Director	July 13, 2018
Andrew Kaplan

Director
Malcolm MacLean IV

Director
Oksana Malysheva

/s/ Sanford Rich	Director	July 13, 2018
Sanford Rich

/s/ John Scheibelhoffer	Director	July 13, 2018
John Scheibelhoffer

Director
Rick Solomon

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries (the “Company”) as of April 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, with the exception of internal controls over impairment testing of intangible assets and goodwill, Management has excluded United States University, Inc. from its assessment of internal control over financing reporting as of April 30, 2018, because the business operated by United States University, Inc. was acquired by the Company in a purchase business combination in the third quarter of fiscal 2018.  The assets of United States University, Inc., excluding intangible assets and goodwill, represent approximately 7.9% of total consolidated assets of the Company and the revenues of United States University Inc. represent approximate 7.3% of consolidated revenues of the Company. We also excluded United States University, Inc. from our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Salberg & Company, P.A.

We have served as the Company’s auditor since 2012

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 13, 2018

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2018	2017
Assets

Current assets:
Cash	$14,612,559	$2,756,217
Restricted cash	190,506	—
Accounts receivable, net of allowance of $468,174 and $328,864, respectively	6,802,723	4,434,862
Prepaid expenses	199,406	133,531
Promissory note receivable	—	900,000
Other receivables	184,569	81,464
Accrued interest receivable	—	8,000
Total current assets	21,989,763	8,314,074

Property and equipment:
Call center equipment	140,509	53,748
Computer and office equipment	230,810	103,649
Furniture and fixtures	932,454	255,984
Software	2,878,753	2,131,344
	4,182,526	2,544,725
Less accumulated depreciation and amortization	(1,320,360)	(1,090,010)
Total property and equipment, net	2,862,166	1,454,715
Goodwill	5,011,432	—
Intangible assets, net	9,641,667	—
Courseware, net	138,159	145,477
Accounts receivable, secured - net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	1,315,050	657,542
Deposits and other assets	584,966	56,417

Total assets	$41,588,532	$10,673,554

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2018	2017
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,227,214	$756,701
Accrued expenses	658,854	262,911
Deferred revenue	1,814,136	1,354,989
Refunds due students	815,841	310,576
Deferred rent, current portion	8,160	11,200
Convertible notes payable, current portion	1,050,000	50,000
Other current liabilities	203,371	—
Total current liabilities	6,777,576	2,746,377

Convertible note payable	1,000,000	—
Warrant Liability	—	52,500
Deferred rent	77,365	34,437
Total liabilities	7,854,941	2,833,314

Commitments and contingencies - See Note 11	—	—

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 issued and outstanding at April 30, 2018 and 2017	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized,
18,333,521 issued and 18,316,854 outstanding at April 30, 2018
13,504,012 issued and 13,487,345 outstanding at April 30, 2017	18,334	13,504
Additional paid-in capital	66,557,005	33,607,423
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(32,771,748)	(25,710,687)
Total stockholders’ equity	33,733,591	7,840,240

Total liabilities and stockholders’ equity	$41,588,532	$10,673,554

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30,
	2018	2017

Revenues	$22,021,512	$14,246,696

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	9,853,819	5,061,222
General and administrative	16,328,580	9,087,740
Program review settlement expense	—	323,090
Depreciation and amortization	1,092,283	556,730
Total operating expenses	27,274,682	15,028,782

Operating loss	(5,253,170)	(782,086)

Other income (expense):
Other income	149,761	14,336
Gain on extinguishment of warrant liability	52,500	—
Interest expense	(2,010,152)	(337,510)
Total other expense, net	(1,807,891)	(323,174)

Loss before income taxes	(7,061,061)	(1,105,260)

Income tax expense (benefit)	—	—

Net loss	$(7,061,061)	$(1,105,260)

Net loss per share allocable to common stockholders – basic and diluted	$(0.50)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	14,215,868	11,558,112

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2017 AND APRIL 30, 2018

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit
Balance at April 30, 2016	11,246,512	$11,247	$26,477,162	$(70,000)	$(24,605,427)	$1,812,982

Attorney fees associated with Registration Statement	—	—	(4,017)	—	—	(4,017)
Shares issued for cash	2,000,000	2,000	7,498,000	—	—	7,500,000
Fees associated with equity raise	—	—	(560,261)	—	—	(560,261)
Stock-based compensation	—	—	338,294	—	—	338,294
Warrant buyback	208,333	208	(194,208)	—	—	(194,000)
Shares issued for services rendered	49,167	49	52,453	—	—	52,502
Net loss, for the year ended April 30, 2017	—	—	—	—	(1,105,260)	(1,105,260)
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Restricted stock issued for services	10,000	10	88,689	—	—	88,699
Stock-based compensation	—	—	642,566	—	—	642,566
Common stock issued for acquisition	1,203,209	1,203	10,214,041	—	—	10,215,244
Common stock issued for cashless warrant exercise	171,962	172	(172)	—	—	—
Common stock issued for warrants exercised for cash	87,775	88	246,292	—	—	246,380
Common stock issued for stock options exercised for cash	136,563	137	475,688	—	—	475,825
Common stock issued in equity raise	3,220,000	3,220	23,019,780	—	—	23,023,000
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Fees associated with equity raise	—	—	(2,215,730)	—	—	(2,215,730)
Net loss, for the year ended April 30, 2018	—	—	—	—	(7,061,061)	(7,061,061)
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,061,061)	$(1,105,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	535,366	44,320
Gain on extinguishment of warrant liability	(52,500)	—
Depreciation and amortization	1,092,283	556,730
Stock-based compensation	642,566	338,294
Loss on asset disposal	27,590	—
Amortization and write-off origination fees	829,794	112,500
Amortization of prepaid shares for services	80,415	52,500
Warrant buyback expense	—	206,000
Changes in operating assets and liabilities:
Accounts receivable	(3,360,277)	(2,974,073)
Prepaid expenses	(13,593)	(10,474)
Accrued interest receivable	(45,400)	(8,000)
Other receivables	(103,105)	(64,263)
Deposits and other assets	(528,549)	(25,242)
Accounts payable	1,319,268	747,500
Accrued expenses	280,697	85,937
Deferred rent	22,079	14,123
Refunds due students	505,265	199,693
Deferred revenue	(1,953)	341,555
Other liabilities	221,180	—
Net cash used in operating activities	(5,609,935)	(1,488,160)

Cash flows from investing activities:
Increase in restricted cash	(190,506)	—
Purchases of courseware	(48,388)	(8,800)
Purchases of property and equipment	(1,836,618)	(804,558)
Note receivable proceeds (disbursements)	900,000	(900,000)
Cash paid in acquisition	(2,589,719)	—
Proceeds from promissory note interest receivable	53,400	—
Net cash used in investing activities	(3,711,831)	(1,713,358)

Cash flows from financing activities:
Proceeds from Equity offering	23,023,000	7,500,000
Disbursements for equity offering costs	(2,215,730)	(560,261)
Repayment of convertible note payable - related party	—	(300,000)
Repayment of loan payable - officer - related party	—	(1,000,000)
Warrant Buyback	—	(400,000)
Borrowing of bank line of credit	—	247,000
Payments for bank line of credit	—	(248,783)
Borrowing of third party line of credit	—	2,150,000
Payments of third party line of credit	—	(2,150,000)
Third party line of credit financing costs	—	(60,000)
Disbursements for registration statement	—	(4,017)
Proceeds of warrant and stock option exercises	722,205	—
Offering costs paid on debt financing	(351,367)	—
Repayment of senior secured term loan	(7,500,000)	—
Proceeds from senior secured loan	7,500,000	—
Net cash provided by financing activities	21,178,108	5,173,939

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years ended
	April 30,
	2018	2017
Net increase in cash	11,856,342	1,972,421

Cash at beginning of year	2,756,217	783,796

Cash at end of year	$14,612,559	$2,756,217

Supplemental disclosure of cash flow information:
Cash paid for interest	$540,341	$297,151
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of senior secured loan	$478,428	$—
Assets acquired net of liabilities assumed for non-cash consideration	$12,215,244	$—
Common stock issued for services	$88,699	$52,502
Warrant derivative liability	$—	$52,500

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has two subsidiaries. Aspen University, Inc. (“Aspen University”) was organized in 1987 and United States University, Inc. (“USU”) was formed May 2017 and certain assets were acquired and liabilities assumed on December 1, 2017. (See Note 17)

Aspen Group’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in online higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017.  Today, monthly payment plans are available for the RN to BSN program ($250/month), MBA/M.A.Ed/MSN programs ($325/month), and the MSN-FNP program ($375/month).

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

Liquidity

At April 30, 2018, the Company had a cash balance of $14,612,559 with an additional $190,506 in restricted cash.

In April 2018, the Company raised $23,023,000 in equity through the sale of 3,220,000 shares at $7.15 per share. With the proceeds, the Company repaid the senior secured term loan. (See Notes 10 and 12)

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aspen Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, estimates of the fair value of assets acquired and liabilities assumed in a business combination, amortization periods and valuation of courseware, intangibles and software development costs, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2018 and April 30, 2017. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2018. As of April 30, 2018 and April 30, 2017, there were deposits totaling $14,422,499 and $2,687,461 respectively, held in two separate institutions greater than the federally insured limits.

Restricted cash consists of $118,872 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease and $71,634 which is collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. (See Note 11)

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment. (See Note 17)

Intangible assets represent both indefinite lived and definite lived assets. Accreditation and regulatory approvals and Trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The most common payment option for Aspen’s students is personal funds or payment made on their behalf by an employer. The monthly payment plan represents approximately 70% of the payments that are made by students. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

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

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program.  This contractual amount cannot be recorded as the student does have the option to stop attending.  As a student takes a class, revenue is earned over the class term.  Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance.  If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2018 and 2017, those balances are $1,315,050 and $657,542, respectively.

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

APRIL 30, 2018 and 2017

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

The Company had revenues from students outside the United States representing 2.3% and 3.3% of the revenues for the years ended April 30, 2018 and 2017 respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

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

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of revenues.

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $5,428,828 and $2,625,075 for the years ended April 30, 2018 and 2017, respectively and are included in cost of revenues.

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

Legal Expenses

All legal costs for litigation are charged to expense as incurred.

Income Tax

The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial statement amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,933,426 and 2,097,384 common shares, warrants to purchase 650,847 and 914,123 common shares, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 common shares) were outstanding at April 30, 2018 and 2017, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

Segment Information

The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its online students regardless of geography. The Company's chief operating decision makers, its Chief Executive Officer and Chief Academic Officer, manage the Company's operations as a whole, and no revenue, expense or operating income information is evaluated by the chief operating decision makers on any component level.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2018, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU 2017-01 - In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-01: "Business Combinations (Topic 805)-  to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company implemented this guidance effective February 1, 2018.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

ASU 2017-04 - In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this standard effective April 30, 2018.

ASU No 2016-18 – In November 2016, FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company has elected to adopt this new ASU at May 1, 2018, and does not anticipate the ASU to have a material impact on its consolidated financial statements.

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

ASU 2014-09 - In May 2014, the Financial Accounting Standards Board (FASB) issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company adopted the new standard effective May 1, 2018 and does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2018 and 2017:

	April 30,
	2018	2017

Accounts receivable	$8,585,947	$5,421,268
Long term contractual accounts receivable	(1,315,050)	(657,542)
Less: Allowance for doubtful accounts	(468,174)	(328,864)
Accounts receivable, net	$6,802,723	$4,434,862

Bad debt expense for the years ended April 30, 2018 and 2017, were $535,366 and $44,320 respectively.

Note 4. Secured Note and Accounts Receivable

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2018 and April 30, 2017, the balance of the account receivable, net of allowance, was $45,329.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

HEMG failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 54,571 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $1.86 per share or $101,502, which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. (See Note 11)

Note 5. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at April 30, 2018 and April 30, 2017:

	April 30,	April 30,
	2018	2017
Call center hardware	$140,509	$53,748
Computer and office equipment	230,810	103,649
Furniture and fixtures	932,454	255,984
Software	2,878,753	2,131,344
	4,182,526	2,544,725
Accumulated depreciation and amortization	(1,320,360)	(1,090,010)
Property and equipment, net	$2,862,166	$1,454,715

Software consisted of the following at April 30, 2018 and April 30, 2017:

	April 30,	April 30,
	2018	2017
Software	$2,878,753	$2,131,344
Accumulated amortization	(1,146,008)	(994,017)
Software, net	$1,732,745	$1,137,327

Depreciation and Amortization expense for all Property and Equipment as well as the portion for just software is presented below for the years ended April 30, 2018 and 2017:

	For the
	Years Ended April 30,
	2018	2017

Depreciation and amortization Expense	$578,244	$498,476

Software amortization Expense	$475,178	$447,972

The following is a schedule of estimated future amortization expense of software at April 30, 2018:

Year Ending April 30,
2019	$513,729
2020	443,886
2021	371,439
2022	281,966
2023	121,725
Total	$1,732,745

Note 6. Courseware

Courseware costs capitalized were $48,388 and $8,800 for the years ended April 30, 2018 and 2017.  Fully expired courseware is written off against the accumulated amortization. There is no expense impact for such write-offs.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Courseware consisted of the following at April 30, 2018 and April 30, 2017:

	April 30,	April 30,
	2018	2017
Courseware	$298,064	$271,777
Accumulated amortization	(159,905)	(126,300)
Courseware, net	$138,159	$145,477

Amortization expense of courseware for the years ended April 30, 2018 and 2017:

	For the
	Years Ended April 30,
	2018	2017

Amortization expense	$55,706	$58,254

The following is a schedule of estimated future amortization expense of courseware at April 30, 2018:

Year Ending April 30,
2019	$59,146
2020	45,306
2021	18,340
2022	10,453
2023	4,914
Total	$138,159

Note 7. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2018 and 2017:

	April 30,
	2018	2017

Accrued compensation	$202,664	$122,520
Accrued Interest	79,853	13,566
Other accrued expenses	376,337	126,825
Accrued expenses	$658,854	$262,911

Note 8. Loan Payable Officer – Related Party

On June 28, 2013, the Company received $1,000,000 as a loan from the Company’s Chief Executive Officer. This loan was for a term of 6 months with an annual interest rate of 10%, payable monthly. Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these extensions. The loan plus accrued interest was paid in full on April 7, 2017 using proceeds from the $7,500,000 equity raise.  (See Note 12.)

Note 9. Convertible Notes and Convertible Notes – Related Party

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into common shares of the Company at the rate of $12.00 per share. This loan (now a convertible promissory note) was originally due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

On August 14, 2012, the Company’s CEO loaned the Company $300,000 and received a convertible promissory note, payable on demand, bearing interest at 5% per annum. The note was convertible into shares of common stock of the Company at a rate of $4.20 per share (based on proceeds received on September 28, 2012 under a private placement at $4.20 per unit). Through various note extensions, the debt was extended to May 5, 2018. There was no accounting effect for these modifications. This note was paid in full with accrued interest on April 7, 2017, as part of the $7,500,000 equity raise. (See Note 12.)

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2.0 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. (See Note 17) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting. Subsequently the note was assigned to a third party.

Convertible notes payable consisted of the following at April 30, 2018 and 2017:

	April 30,
	2018	2017
Convertible note payable - originating December 1, 2017; no monthly payments required; bearing an annual rate of interest at 8%; $1,000,000 maturing on December 1, 2018 and $1,000,000 maturing on December 1, 2019	$2,000,000	$—

Convertible note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000

	2,050,000	50,000
Less: Current maturities	(1,050,000)	(50,000)
Total	$1,000,000	$—

Future maturities of convertible notes payable as of April 30, 2018 are as follows:

Year ending April 30,
2019	$1,050,000
2020	1,000,000
$2,050,000

Note 10. Senior Secured Term Loan

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, then subsequently drew $2.5 million in December 2017, following the closing of the Company’s acquisition of substantially all the assets of Educacion Significativa, LLC (ESL), including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan include a 10% over 3-month LIBOR per annum interest rate.

The Company would have been required to begin making principal repayments upon the 24-month anniversary of the initial closing (July 24, 2019), and each month thereafter would have been required to repay 1/24th of the total loan amount outstanding.  Should the Company achieve both annualized revenue growth of at least 30% and operating margin of at least 7.5% for any 12-month trailing period, then at the quarter-end of that 12-month trailing period, the Company may elect to extend the interest only period for the quarter immediately following the 12-month trailing period throughout the duration of the loan.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Additionally, the Company paid a 0.25% origination fee on the initial $5 million draw and paid another 0.25% origination fee upon the second $2.5 million draw, and issued 224,174 5-year warrants at an exercise price of $6.87. The relative fair value of the warrants was $478,428 and was recorded as debt discount along with other direct costs of the term loan and was being amortized to interest expense over the term of the loan.

On April 23, 2018, the Company repaid the entire $7.5 million outstanding senior secured term loan plus early termination and closing fees of approximately $600,000. The Company paid this using the funding received in the equity raise on April 18, 2018. (See note 12.)

Note 11. Commitments and Contingencies

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

In August 2016, the Company closed on a $3 million credit line with its largest shareholder. The credit line, whose terms included a 12% per annum interest rate on drawn funds and a 2% per annum interest rate on undrawn funds.  The Company initially drew down $750,000 under the line, of which approximately $248,000 was used to repay a secured line of credit with a bank as noted above. Additionally, the Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days. The origination fee and $52,500 value of the 62,500 warrants (see Note 12) were recorded as debt discounts to be amortized over the term of the line. In January of 2017, the company drew an additional $500,000 and drew another $900,000 in March 2017 to use as a down payment for the USU acquisition (See Note 17.). The entire balance of $2,150,000 plus interest was paid and the letter of credit was terminated on April 7, 2017 using proceeds of the $7,500,000 equity raise. The unamortized balance of the origination fees were expensed at that time. (See Note 12 and 17.)

Operating Leases

On December 5, 2017 the Company signed a 92 month lease for the campus located in Phoenix, Arizona. The operating lease granted eight initial months of free rent and had a monthly rent of $66,696 and increases after month twelve. Related to this the company produced a security deposit of $519,271, which is included in Deposits and other assets on the accompanying consolidated balance sheet.

On September 18, 2017 the Company signed a six year lease for its corporate headquarters in New York, NY. The annum amount is $186,060, payable at a rate of $15,505 per month and then increases after the first anniversary.

The Company leases office space for its developers in Dieppe, NB, Canada under a three year agreement commencing March 1, 2017. The monthly rent payment is $4,367 Canadian which is approximately $3,200 US.

The Company leases office space for its Denver, Colorado location under a two year lease commencing January 1, 2017. The monthly rent payment is $10,756.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona.  The operating lease granted four initial months of free rent and had a base monthly rent of $10,718 and then increases 2% per year after.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

On November 11, 2015, the Company signed a five year and four months lease agreement for our Scottsdale Office Center.  The lease commenced on January 15, 2016 and expires May 31, 2021. The annual base rent beginning January 15, 2016 was $128,612 with a four month Rent Abatement Period. After the sixteenth month each annual base rent increases base on the price per rentable square foot.

United States University’s lease commenced July 1, 2016 and expires on June 30, 2022. The initial monthly base rent was $51,270 for the first 10 months and has a periodic increase per year.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2018:

Year Ending April 30,
2019	$1,893,294
2020	2,011,781
2021	2,048,646
2022	1,977,141
2023	1,411,654
2024	1,239,728
2025	1,148,973
2026	292,233
Total minimum payments required	$12,023,450

Rent expense for the years ended April 30, 2018 and 2017 were $853,145 and $338,196, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2018, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, HEMG and its Chairman, Mr. Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On November 8, 2013, the state court in New York granted the Company’s motion to dismiss all of the claims.  On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

While the Company has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit may be expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The sole asset of the bankruptcy estate is approximately 208,000 shares of the Company’s common stock owned by HEMG. The Company and a creditor are the primary claimants seeking ownership of the stock. Based on current market value, the assets are insufficient to satisfy both claimants. The Company has challenged the priority of the other creditor. On December 2013, the Company answered an amended complaint filed by HEMG and Mr. Spada in April 2013.

On December 10, 2013, the Company also filed a series of counterclaims against HEMG and Mr. Spada in the same state court of New York. By order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

The litigation has been stayed since HEMG’s 2015 bankruptcy filing.

While the Company has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit is baseless, the Company cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit maybe expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages the Company could pay could potentially be material.

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock. The principal creditors are AGI which holds the judgment and has several other claims including the $2.2 million misappropriation claim. The other primary claimant is a secured creditor which alleges it is owed a principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create a security interest.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

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

Subsequent to a compliance audit, in 2015, ESL the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4).  In 2016, ESL the predecessor to USU,  had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding.  The letter of credit has been provided to the Department of Education by AGI.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Note 12. Stockholders’ Equity

Preferred Stock

We are authorized to issue 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors.  As of April 30, 2018 and 2017, we had no shares of preferred stock issued and outstanding.

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

On April 7, 2017, the Company raised $7,500,000 through the issuance of 2,000,000 common shares at a price of $3.75. The net proceeds were $6,996,000 and there were additional cash offering costs paid of approximately $57,000. In addition, one firm received 20,000 shares of common stock for their services valued at $3.75 per share or $75,000.

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

In November 2017, the company issued 5,000 restricted shares each to two consultants assisting with establishing the new campus. The shares were valued at $88,699 based on the trading price of $8.87 on the grant date and recorded as a prepaid asset being amortized over the six month term of the agreement.

On December 1, 2017 certain assets were acquired and certain liabilities assumed from Educacion Significativa, LLC (dba United States University) by United States University, Inc. United States University, Inc. is a wholly owned subsidiary of Aspen Group Inc. (“AGI”). As part of the purchase price the company issued 1,203,209 shares of AGI stock which were valued at $10,215,244 based on the quoted closing price of $8.49 per share as of November 30, 2017. (See Note 17)

On April 18, 2018 and April 23, 2018, the Company raised a total of $23,023,000 through an equity raise of 3,220,000 shares of common stock at $7.15 per share. The number of shares sold on April 18, 2018 was 2,800,000 and then another 420,000 shares were sold on April 23, 2018. The cost of raising these funds was approximately $2.2 million and was recorded as a reduction of equity. Proceeds from the equity raise were first used to repay the senior secured term loan and the remainder to support the operations of USU and the pre-licensure campus. (See Note 18)

During fiscal 2018, the Company issued 171,962 shares of common stock upon the cashless exercise of warrants.

During fiscal 2018, the Company issued 87,775 shares of common stock upon the exercise of warrants and received proceeds of $246,380.

During fiscal 2018, the Company issued 136,563 shares of common stock upon the exercise of stock options and received proceeds of $475,825.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Warrants

A summary of the Company’s warrant activity during the year ended April 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance outstanding, April 30, 2017	914,123	$2.82	1.6	$1,990,995
Granted	224,174	6.87	4.2	201,757
Exercised	(398,526)	0.49	—	—
Forfeited	—	—	—	—
Expired	(88,924)	—	—	—
Balance outstanding, April 30, 2018	650,847	$3.80	2.1	$2,581,450

Exercisable, April 30, 2018	650,847	$3.80	2.1	$2,581,450

On June 24, 2016, the Company issued 208,333 shares and a cash payment of $400,000 to a warrant holder in exchange for 93,414 warrants.

On August 31, 2016, the Company announced that it had closed on a $3 million credit line with its largest shareholder. The Company paid a 2% origination fee of $60,000 and issued 62,500 common-stock warrants at an exercise price of $2.40 per share, which are redeemable by the Company if the closing price of its common stock averages at least $3.00 per share for 10 consecutive trading days

In connection with the Senior Secured Term Loan that was finalized on July 25, 2017, the Company issued 224,174 5-year warrants at an exercise price of $6.87. (See Note 10)

The Company issued 259,737 shares of Common Stock in conjunction with the cash and cashless exercise of 398,526 warrants. The Company received $246,380 in conjunction with the cash exercises.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 1,691,667 shares effective November 2015, 2,108,333 shares effective June 2016 and 3,500,000 shares effective July 2017, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2018, there were 1,037,747 shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the year ended April 30, 2018.

	April 30,	April 30,
	2018	2017
Expected life (years)	4-5.0	4-6.5
Expected volatility	40-43%	40-43%
Risk-free interest rate	0.00%	0.00%
Dividend yield	n/a	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2018, is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance outstanding, April 30, 2017	2,097,384	$1.86	2.7	$12,489,871
Granted	979,692	6.29	4.5	1,610,110
Exercised	(136,563)	—	—	—
Forfeited	(7,087)	—	—	—
Expired	—	—	—	—
Balance outstanding, April 30, 2018	2,933,426	$3.58	3.15	$16,558,373

Exercisable, April 30, 2018	1,545,513	$2.32	2.66	$11,534,060

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

APRIL 30, 2018 and 2017

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

On August 21, 2017, 52,250 options were issued to 24 employees with an exercise price of $5.95 per share and a fair value of $89,348.

On January 4, 2018, 180,000 options were issued to the board of directors with an exercise price of $9.07 per share and a fair value of $421,200.

On January 17, 2018, 74,000 options were issued to 23 employees with an exercise price of $8.57 per share and a fair value of $149,480.

On February 12, 2018, 31,000 options were granted to 21 employees with an exercise price of $7.31 per share and a fair value of $54,250.

On April 5, 2018, 19,000 options were granted to 24 employees with an exercise price of $7.31 per share and a fair value of $33,250.

During the year ended April 30, 2018, the company issued 136,563 shares of common stock in conjunction with the exercise of 63,838 stock options. The company received $475,825 related to these exercises.

As of April 30, 2018, there was $1,439,283 of unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years

The Company recorded compensation expense of $642,566 and $338,294 for the years ended April 30, 2018 and 2017, respectively, in connection with stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Note 13. Income Taxes

The components of income tax expense (benefit) are as follows:

For the Years Ended
April 30,
	2018	2017
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2018	2017
Deferred tax assets:
Net operating loss	$7,163,547	$8,626,748
Allowance for doubtful accounts (recovery)	105,122	(20,029
Intangible assets	(6,573)	201,942
Deferred rent	20,574	16,911
Stock-based compensation	687,067	820,257
Contributions carryforward	60	93
Total deferred tax assets	7,969,797	9,645,922

Deferred tax liabilities:
Property and equipment	(132,042)	(174,260)
Total deferred tax liabilities	(132,042)	(174,260)

Deferred tax assets, net	7,837,755	9,471,662

Valuation allowance:
Beginning of year	(9,471,662)	(9,068,774)
Decrease (increase) during period	1,633,907	(402,888)
Ending balance	(7,837,755)	(9,471,662)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2018 and 2017 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2018 was a decrease of $1,633,907.

At April 30, 2018, the Company had approximately $29,780,000 of net operating loss carryforwards which will expire from 2033 to 2038. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2018, tax years 2014 through 2017 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	April 30,
	2018	2017
Statutory U.S. federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.0	3.0
Other	(0.9)	(0.5)
Effect of change in federal tax rates	(13.0)	—
Change in valuation allowance	(23.1)	(36.5)
Effective income tax rate	0.0%	0.0%

Note 14. Concentrations

Concentration of Credit Risk

As of April 30, 2018, the Company’s bank balances exceed FDIC insurance by $14,422,499.

Note 15. Related Party Transactions

See Notes 8 and 9 for discussion of loans payable and convertible notes payable to related parties.

Note 16. Fair Value Measurements – Warrant Derivative liability

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at April 30, 2017 which related to 62,500 warrants which contained price protection:

	Carrying
	Value at
	April 30,	Fair value Measurements at April 30, 2017
	2017	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability	$52,500	$—	$—	$52,500

The following is a summary of activity of Level 3 liabilities for the years ended April 30, 2017 and 2018:

Balance April 30, 2016	$—
Initial valuation of warrant derivative liability	52,500
Change in valuation of warrant derivative liability	—
Balance April 30, 2017	$52,500
Gain on extinguishment of warrant liability	(52,500)
Balance April 30, 2018	$—

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.

There were no changes in the valuation techniques during years ended April 30, 2018 and 2017.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

Note 17 – Acquisition of USU

On December 1, 2017 (“acquisition date”) certain assets were acquired and certain liabilities assumed from Educacion Significativa, LLC (dba United States University) by United States University, Inc. United States University, Inc. is a wholly owned subsidiary of AGI and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, AGI is referred to as the acquirer. AGI acquired the assets and assumed the liabilities of Educacion Significativa, LLC (dba United States University) for a purchase price of approximately $14.8 million. The purchase consideration consisted of a cash payment of $2,500,000 less an adjustment for working capital of approximately $110,000 plus approximately $200,000 of additional costs paid to/on behalf of and for the benefit of the seller, a convertible note of $2,000,000 and 1,203,209 shares of AGI stock valued at the quoted closing price of $8.49 per share as of November 30, 2017. The stock consideration represents $10,215,244 of the purchase consideration. Following the acquisition, AGI, through its subsidiary, operates USU.

The acquisition was accounted for by AGI in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting was applied to record the fair value of the assets acquired and liabilities assumed on United States University, Inc. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the amount paid over the estimated fair values of the identifiable net assets was $5,011,432 which has been reflected in the consolidated balance sheet as goodwill.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization from the acquisition date through April 30, 2018 was $458,333.

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

The total acquisition costs that AGI incurred was approximately $1,050,000, of which approximately $200,000 was incurred and expensed in the fiscal year ended April 30, 2017 and $850,000 was incurred and expensed in the fiscal year ended April 30, 2018.

The results of operations of USU are included in the Company’s consolidated statement of operations from the date of acquisition of December 1, 2017. The following supplemental unaudited pro forma combined information assumes that the acquisitions had occurred as of the beginning of each period presented:

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

Note 18. Subsequent Events

 As a result of the change of ownership, the DOE informed USU that it must post a letter of credit in the amount of $255,708 and distribute funds under the Heightened Cash Monitoring 1 (HCM1) payment method by September 3, 2018 in order to continue with its provisional certification status. USU intends to meet the deadline as requested.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
4.1	Form of Convertible Note dated December 1, 2017 - USU	8-K	12/1/17	4.1
4.2	Form of Senior Indenture	S-3	4/11/18	4.5
10.1	2012 Equity Incentive Plan, as amended*	10-Q	3/15/18	10.11
10.1(a)	Amendment No. 10 to the 2012 Equity Incentive Plan	8-K	3/22/18	10.1
10.2	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/17	10.1
10.3	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/15	10.19
10.4	Employment Agreement dated November 24, 2014 - Janet Gill*	10-K	7/28/15	10.18
10.5	Employment Agreement dated June 11, 2017 – St. Arnauld*	10-K	7/25/17	10.5
10.6	Loan and Security Agreement – Runway - July 25, 2017 +	8-K	7/28/17	10.1
10.7	Registration Rights Agreement – Runway - July 25, 2017	8-K	7/28/17	10.2
10.8	Warrant Agreement – Runway - July 25, 2017+	8-K	7/28/17	10.3
10.9	Form of Registration Rights Waiver dated May 9, 2017	10-Q	9/14/17	10.4
10.10	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.11	Asset Purchase Agreement dated May 13, 2017 - USU +	8-K	5/18/17	10.1
10.12	Form of Stock Purchase Agreement - April 2017 Offering	8-K	4/10/17	10.1
10.13	Form of Registration Rights Agreement - April 2017 Offering	8-K	4/10/17	10.2
10.14	Form Waiver of Registration Rights Agreement - April 2017 Investors	8-K	5/30/17	10.1
10.15	Loan Agreement dated August 31, 2016 – Cooperman	8-K	9/7/16	2.1
10.16	Revolving Promissory Note dated August 31, 2016 – Cooperman	8-K	9/7/16	2.2
10.17	Warrant dated August 31, 2016 – Cooperman	8-K	9/7/16	3.1
10.18	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016	10-K	7/27/16	10.19
21.1	Subsidiaries				Filed
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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