Form 10-K/A
period 2018-04-30
ASPEN GROUP, INC.
filed 2018-08-28
CIK 1487198

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

The number of shares outstanding of the registrant’s classes of common stock, as of August 27, 2018 was 18,316,854 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2018 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the year ended April 30, 2018 (the “2018 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2018. We are filing this Amendment to amend Part III of the 2018 Form 10-K to include the information required by and not included in Part III of the 2018 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of the 2018 Fiscal Year.

In addition, the Exhibit Index in Item 15 of Part IV of the 2018 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2018 Form 10-K. The 2018 Form 10-K continues to speak as of the date of the 2018 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2018 Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table represents our Board of Directors:

Name	Age	Position
Michael Mathews	56	Chairman of the Board
Michael D’Anton	61	Director
Norman D. Dicks	77	Director
C. James Jensen	77	Director
Andrew Kaplan	52	Director
Malcolm F. MacLean IV	49	Director
Sanford Rich	60	Director
John Scheibelhoffer	56	Director
Rick Solomon	57	Director
Oksana Malysheva	47	Director

Director Biographies

Michael Mathews has served as the Company’s Chief Executive Officer and a director since March 2012 and as Chief Executive Officer of Aspen University Inc. (“Aspen University”), a subsidiary of the Company, since May 2011. He served as Chief Executive Officer of Interclick, Inc. (“Interclick”) (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011. From June 2007 until it was acquired by Yahoo, Inc. (Nasdaq: YHOO) in December 2011, Mr. Mathews also served as a director of Interclick. From May 15, 2008, until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of Interclick. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews was selected to serve as a director due to his knowledge of the for profit education industry, his commitment to a “debt free” education, his track record of success in managing early stage and growing businesses, his extensive knowledge of the online education and Internet marketing industries and his knowledge of running and serving on the boards of public companies.

Michael D’Anton has served as a director of the Company since March 2012 and of Aspen University for approximately 13 years. Since 1988, Dr. D’Anton has been an ENT physician and surgeon at ENT and Allergy Associates, LLP. Dr. D’Anton was selected as a director for his experience in growing and running a successful surgery center and his knowledge of Aspen University from serving as a director prior to the acquisition of Aspen University in 2012.

Norman D. Dicks has served as a director since November 17, 2016. He was a member of the United States House of Representatives for approximately 36 years. He has served as Senior Policy Advisor to law firm Van Ness Feldman LLP since 2013, advising clients on a wide-range of public policy, strategic, and regulatory issues, particularly those in the environmental sector. Prior to joining the firm, Congressman Dicks represented Washington State’s 6th Congressional District from 1977 to 2013, during which time he received a first-term appointment to the House Appropriations Committee, a committee he served on for his entire tenure in Congress. In addition, Congressman Dicks served on and chaired the Interior Appropriations Subcommittee, where he made environmental issues a priority, and worked on issues affecting the National Parks, National Forests, and Native American issues. Congressman Dicks also was the chair of the Defense Appropriations Committee, and concluded his tenure in Congress as top-ranking Democratic Member on that Committee, and top-ranking Democrat on the House Appropriations Committee. From 1990 to 1998, Congressman Dicks served on the House Intelligence Committee and was awarded the CIA Directors Medal. Upon his retirement, Congressman Dicks received the Department of Defense Distinguished Public Service Medal, the highest honor bestowed upon a civilian, for his work on behalf of military members and their families. Congressman Dicks was appointed a director for his experience and expertise on a wide range of public policy, strategic and regulatory issues. Given the regulatory nature of our business, Congressman Dicks’ experience provides invaluable insight and advice to the Board and management regarding our debtless education solution to adults across America.

C. James Jensen has served as a director of the Company since March 2012 and of Aspen University since May 2011. Mr. Jensen is currently retired. He is an active member of the World Presidents’ Organization, a life director of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group. He is also the author of the book 7 KEYS To Unlock Your Full Potential. Mr. Jensen was selected as a director due to his previous service on public company boards and his experience with entrepreneurial companies.

Andrew Kaplan has served as a director of the Company since June 2014. Since January 1, 2015, Mr. Kaplan has been a Managing General Partner in Education Growth Partners, a private equity firm focused exclusively on the education and training industry. From July 2000 through March 2014, Mr. Kaplan was a partner in Quad Partners (“Quad”) a private equity firm focused exclusively on the education industry. During his tenure with Quad, Mr. Kaplan also served as a Managing Director of Quad College Group, the operational team focused on Quad’s postsecondary portfolio. From March 2014 to December 2014, Mr. Kaplan was a consultant to the education industry. From May 2014 until June 2015, Mr. Kaplan, through an entity he controls, served as a consultant to the Company. Mr. Kaplan was selected as a director for his extensive knowledge of the educational industry.

Malcolm F. MacLean IV has served as a director of the Company since November 17, 2016. Mr. MacLean is the Managing Partner and Director of Tokyo-based Star Asia Group, LLC, an independent investment management group investing primarily in various Japanese real estate related opportunities, which Mr. MacLean co-founded in November 2006. Mr. MacLean is responsible for the day-to-day investment activities at the firm as co-Chair of the Investment Committee. Mr. MacLean is also the co-Founder and Managing Member of Taurus Capital Partners LLC, based in Los Angeles, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles. Mr. MacLean was selected as a director for his extensive investment banking experience, history of entrepreneurial and investment success as well as business operational expertise.

Sanford Rich has served as a director of the Company since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of Interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009. From February 2009 to December 2012 Mr. Rich was a Managing Director of Whitemarsh Capital Advisors, a broker-dealer. Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich was selected as a director for his 35 years of experience in the financial sector and his experience serving on the audit committees of public companies.

John Scheibelhoffer has served as a director of the Company since March 2012 and of Aspen University for approximately 10 years. Since 1996, Dr. Scheibelhoffer has been a physician and surgeon employed by ENT and Allergy Associates, LLP. Dr. Scheibelhoffer was selected to serve as a director for his experience in running a successful surgery center and his knowledge of Aspen University from serving as a director prior to its 2012 acquisition by the Company.

Rick Solomon has served as a director of the Company since March 2014. Since August 2016, Mr. Solomon has been retired. From July 2015 to July 2016, Mr. Solomon was a partner at Renrel Partners, LLC. From February 2015 until October 2016 Mr. Solomon was an associated person of Tripoint Global Equities, LLC, a registered broker-dealer. Mr. Solomon is a director and a member of the Audit Committee and the Compensation Committee for Ipsidy Inc. From May 2009 until May 2014, Mr. Solomon served as a portfolio manager at Verition Fund Management LLC, a multi-strategy, multi-manager investment platform. Mr. Solomon was selected as a director for his experience in the investment industry.

Oksana Malysheva has served as a director of the Company since December 2017. Since 2017, Dr. Malysheva has served as the Managing Partner and Chief Executive Officer of SputnikATX, a venture capital firm specializing in startup investments. Since October 2013, Dr. Malysheva has served as the Managing Partner of Linden Venture Fund LLC, a private equity firm focused on leveraged investments in middle market healthcare and life science companies. Since July 2010, Dr. Malysheva has served as the President and Chief Executive Officer of Linden Education Partners, LLC (“Linden Education”), an affiliate of Educaciόn Significativa, LLC (“Educaciόn Significativa”), the seller to the Company of USU assets in December 2017 (the “USU Acquisition”). Dr. Malysheva was initially appointed as director of the Company in connection with the USU Acquisition.

Executive Officers

Name	Age	Position
Michael Mathews	56	Chief Executive Officer
Janet Gill	62	Chief Financial Officer
Dr. Cheri St. Arnauld	61	Chief Academic Officer
Gerard Wendolowski	33	Chief Operating Officer

See above for Mr. Michael Mathews’ biography.

Janet Gill has been the Company’s Chief Financial Officer since December 11, 2014 and prior to that served as the interim Chief Financial Officer beginning March 11, 2014. From September 2012 until March 11, 2014, Ms. Gill was the Company’s Controller. Ms. Gill is a Certified Public Accountant (inactive) in New York.

Cheri St. Arnauld has been the Company’s Chief Academic Officer since June 11, 2017. Dr. St. Arnauld previously served as Aspen University’s Chief Academic Officer beginning March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group.

Gerard Wendolowski has been the Company’s Chief Operating Officer since March 11, 2014. From May 2011 until March 11, 2014, Mr. Wendolowski served as Aspen University’s Senior Vice President of Marketing and Business Development.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of the Company and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not, however, involved in the operating details on a day-to-day basis. In December 2017, our Board established an Executive Committee which, subject to the limitations of Delaware law, has since performed the functions of the Board.

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the following standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee (the “Nominating Committee”). Each of the committees, except for the Executive Committee, has a written charter approved by the Board which can be found on our corporate website at http://ir.aspen.edu/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Executive	Audit	Compensation	Nominating
Michael Mathews
Michael D’Anton	✓				Chairman
Norman D. Dicks	✓			✓
C. James Jensen	✓	Chairman	✓	Chairman
Andrew Kaplan	✓	✓			✓
Malcolm F. MacLean IV	✓				✓
Sanford Rich	✓	✓	Chairman
John Scheibelhoffer	✓			✓
Rick Solomon	✓		✓
Oksana Malysheva

Director Independence

With the exception of Michael Mathews and Oksana Malysheva, our Executive Committee determined that all of the directors are independent in accordance with standards under the Nasdaq Listing Rules.

Our Executive Committee determined that as a result of being employed as an executive officer, Mr. Mathews is not independent under the Nasdaq Listing Rules. Based on the advice of our counsel, our Executive Committee determined that as a result of being the managing partner of Linden Education, the company from which we purchased the assets of United States University (“USU”), Oksana Malysheva is not independent under the Nasdaq Listing Rules.

Our Executive Committee has also determined that Rick Solomon, Sanford Rich, and C. James Jensen are independent under the Nasdaq Listing Rules independence standards for Audit Committee members. Also, our Executive Committee has determined that C. James Jensen, Norman D. Dicks, and John Scheibelhoffer are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members. Also, our Executive Committee has determined that Michael D’Anton, Andrew Kaplan, and Malcolm MacLean IV are independent under the Nasdaq Listing Rules independence standards for Nominating and Corporate Governance Committees. Also, our Executive Committee has determined that C. James Jensen, Andrew Kaplan, and Sanford Rich, as members of the Executive Committee, are independent under the Nasdaq Listing Rules independence standards for independent directors.

Committees of the Board of Directors

Executive Committee

The function of the Executive Committee is to provide a committee for the Company which can approve corporate actions efficiently or in a timely fashion when the full Board is unavailable. The Executive Committee was established in December 2017.

Audit Committee

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

Audit Committee Financial Expert

Our Executive Committee has determined that Mr. Sanford Rich is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

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

Corporate Governance and Nominating Committee

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The Nominating Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Board and Committee Meetings in the 2018 Fiscal Year

In the 2018 Fiscal Year the Board had four meetings, the Executive Committee had three meetings, the Audit Committee had five meetings, and the Compensation Committee had two meetings. The Nominating Committee had no meetings in the 2018 Fiscal Year.

There were no directors (who were incumbent at the time) except for Mr. Norman Dicks, who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during the 2018 Fiscal Year.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience on public company boards or the investment community, experience on operating growing businesses, and experience with online universities.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – implementing our business and marketing plans and continuing and managing our growth – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Role in Risk Oversight

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests a copy of our code of ethics in writing by contacting Aspen Group, Inc., 276 Fifth Avenue, Suite 306, New York, New York 10001, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the 2018 Fiscal Year except for one late filing by Ms. Janet Gill, not timely filed due to an administrative error.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Aspen Group, Inc., 276 Fifth Avenue, Suite 306, New York, New York 10001, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for the fiscal year ended April 30, 2017 (the “2017 Fiscal Year”) and 2018 Fiscal Year to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Option Awards ($) (f)(2)		Total ($) (j)

Michael Mathews	2018	324,992	30,000	282,000		636,992
Chief Executive Officer	2017	287,496	60,000	88,266	(3)	435,762

Cheri St. Arnauld	2018	295,500	30,000	152,700		478,200
Chief Academic Officer	2017	247,000	30,000	35,000		312,000

Gerard Wendolowski	2018	295,500	30,000	282,000		607,500
Chief Operating Officer	2017	240,333	30,000	103,204	(4)	373,537

———————

(1)

Represents cash bonuses.

(2)

These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions.

(3)

Represents the fair value of approximately 346,299 stock options (on a post-reverse stock split basis) of which expiration dates were extended in September 2016. See below for a further description of the amendment to the stock options.

(4)

Includes the fair value of approximately 12,501 stock options (on a post-reverse stock split basis) of which expiration dates were extended in September 2016. See below for a further description of the amendment to the stock options.

On September 13, 2016, the Company extended for 39 months from their original expiration date, a total of 410,020 stock options held by employees and directors of the Company, of which approximately 356,865 stock options were held by Named Executive Officers.

Post-Fiscal Year End Grants to Named Executive Officers

On July 19, 2018, the Company granted Michael Mathews, Dr. Cheri St. Arnauld and Gerard Wendolowski 200,000, 180,000 and 180,000 five-year stock options, respectively, exercisable at $7.55 per share. The options vest annually over three years (with the first vesting date being July 19, 2019), subject to continued employment on each applicable vesting date.

Named Executive Officer Employment Agreements

The Company has entered into Employment Agreements with Michael Mathews, Cheri St. Arnauld and Gerard Wendolowski. Set forth below is the description of the material terms of the Employment Agreements.

Michael Mathews. The Employment Agreement with Mr. Mathews effective November 1, 2016 provides that he will serve as the Chief Executive Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. Mathews shall receive an annual base salary of $325,000.

Cheri St. Arnauld. Pursuant to her Employment Agreement effective June 11, 2017, Dr. St. Arnauld will serve as the Chief Academic Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to her Employment Agreement, Dr. St. Arnauld shall receive an annual base salary of $300,000.

Gerard Wendolowski. Mr. Wendolowski’s Employment Agreement effective November 11, 2014, provides that he will serve as the Chief Operating Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Mr. Wendolowski’s Employment Agreement originally provided for an annual base salary of $200,000. Mr. Wendolowski’s annual base salary was subsequently increased from $200,000 to $240,000 effective July 1, 2016, followed by an increase to $264,000 on January 1, 2017 and to $300,000 on June 11, 2017.

Bonuses

Target Bonus

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1 and ending April 30 of the applicable fiscal year, each Named Executive Officer has the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows.

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his or her then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). In addition, each Named Executive Officers shall be eligible to receive an additional percentage of his or her then Base Salary as a cash bonus (the “Discretionary Cash Bonus”) and an additional grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value equal to a percentage of the Named Executive Officers’ then base salary (the “Discretionary Equity Bonus”) based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established at the beginning of each fiscal year. There were no performance objectives set for 2017 or 2018.

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

Discretionary Bonus

Each of the Named Executive Officers is entitled to receive discretionary bonuses under their Employment Agreements at the discretion of the Compensation Committee. In the 2017 and 2018 Fiscal Years, the Named Executives Officers were each paid discretionary cash bonuses as disclosed in the Summary Compensation Table.

Termination Provisions

Under their Employment Agreements, the Named Executive Officers are entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder.

In the event of termination by the Company without “cause” or resignation for “good reason.”

•

Mr. Mathews will receive 12 months base salary, immediate vesting of unvested equity awards and continued benefits;

•

Dr. St. Arnauld will receive six months base salary and continued benefits; and

•

Mr. Wendolowski will receive six months base salary and continued benefits.

In case of termination or change in title upon a change of control event:

•

Mr. Mathews will receive 18 months base salary, immediate vesting of unvested equity, continued benefits and 100% of the existing Target Bonus, if any, for that fiscal year when the change of control occurs.

•

Dr. St. Arnauld and Mr. Wendolowski will each receive three months base salary.

In the event Mr. Mathews’ Employment Agreement is terminated at the end of its term upon the notice of non-renewal and he remains employed until the end of the term, Mr. Mathews will be entitled to receive six months base salary.

“Change of control” is defined in the Employment Agreements the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in the Named Executive Officer’s authority, duties or responsibilities due to no fault of his or her own (unless he or she has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York or Scottsdale for Dr. St. Arnauld.

Under the terms of the Employment Agreements, the Named Executive Officers are subject to non-competition and non-solicitation covenants during the term of their employment and during one year following termination of employment with the Company. The Employment Agreements also contain customary confidentiality and non-disparagement covenants.

Outstanding Equity Awards at April 30, 2018

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2018. The vesting of all unvested options is subject to continued employment on each applicable vesting date.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Michael Mathews	8,333	16,667	(1)		2.28	3/15/20
	13,889	27,778	(2)		2.28	3/22/20
	—	241,667	(3)		2.28	12/31/20
	—	24,076	(4)		2.28	10/23/20
	—	13,889	(5)		2.28	10/23/20
	162,500	—			1.86	9/4/19
	83,333	41,667	(6)		2.10	12/11/20
	—	200,000	(7)		4.90	5/13/22

Cheri St. Arnauld	41,667	—			2.28	3/1/19
	55,556	27,778	(8)		2.03	6/8/20
	19,445	38,889	(9)		1.99	6/23/21
	7,500	22,500	(10)		6.28	6/11/20
	—	70,000	(11)		4.90	5/13/22

Gerard Wendolowski	2,778	5,556	(12)		2.28	3/15/20
	—	4,167	(13)		2.28	3/17/21

	41,667	—			2.28	3/11/19
	38,889	19,445	(14)		2.03	6/8/20
	55,556	111,111	(15)		1.99	6/23/21
	—	200,000	(16)		4.90	5/13/22

———————

(1)

Remainder vests in two equal increments on March 15, 2019 and March 15, 2020.

(2)

Remainder vests in two equal increments on March 22, 2019 and March 22, 2020.

(3)

Vests in three equal increments on December 31, 2018, December 31, 2019 and December 31, 2020.

(4)

Vests in three equal increments on October 23, 2018, October 23, 2019 and October 23, 2020.

(5)

Vests monthly over four months beginning on September 30, 2018.

(6)

Balance will vest on December 11, 2018.

(7)

Vest in three equal increments on May 13, 2018, May 13, 2019 and May 13, 2020.

(8)

Two-thirds vested at end of 2018 Fiscal Year. Balance vested on June 8, 2018.

(9)

One third vested at end of 2018 Fiscal Year. Balance vests in equal increments on June 23, 2018 and June 23, 2019.

(10)

Vests quarterly, in equal increments, beginning on September 11, 2017 until fully vested on June 11, 2020.

(11)

Vests in three equal increments on May 13, 2018, May 13, 2019 and May 13, 2020.

(12)

Balance vests in equal increments on March 15, 2019 and March 15, 2020.

(13)

Vests in equal increments on December 17, 2018, December 17, 2019, and December 17, 2020.

(14)

Two-thirds vested at end of 2018 Fiscal Year. The balance vested on June 8, 2018.

(15)

One third vested at end of 2018 Fiscal Year. The balance vests in equal increments on June 23, 2018 and June 23, 2019.

(16)

Vest in three equal increments on May 13, 2018, May 13, 2019 and May 13, 2020.

Director Compensation

We do not pay cash compensation to our directors for service on our Board or committees of the Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plan, our non-employee directors receive grants of stock options as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Michael Mathews was not compensated for his service as a director and is omitted from the following table.

2018 Fiscal Year Director Compensation

Name (a)	Option Awards ($) (d)(1)	Total ($) (j)

Michael D’Anton	23,400	23,400

Norman D. Dicks	35,100	35,100

C. James Jensen	81,900	81,900

Andrew Kaplan	81,900	81,900

Malcolm F. MacLean IV	23,400	23,400

Oksana Malysheva	23,400	23,400

Sanford Rich	81,900	81,900

John Scheibelhoffer	35,100	35,100

Rick Solomon	35,100	35,100

———————

(1)

Amounts reported represent the aggregate grant date fair value of stock options awarded to each non-employee director on January 4, 2018 without regards to forfeitures granted to the independent members of our Board during the 2018 Fiscal Year, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of April 30, 2018.

Name	Aggregate Number of Unexercised Option Awards Outstanding at April 30, 2018

Michael D’Anton	69,512

Norman D. Dicks	56,667

C. James Jensen	141,774

Andrew Kaplan	120,940

Malcolm F. MacLean IV	51,667

Oksana Malysheva	10,000

Sanford Rich	115,940

John Scheibelhoffer	74,273

Rick Solomon	94,273

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2018.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Equity Incentive Plan, as amended (1)	2,933,426	3.58	566,574
Equity compensation plans not approved by security holders	—	—	—

Total	2,933,426	3.58	566,574

———————

(1)	Represents options issued under the Plan. Includes 2,475,783 options granted to current directors and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of August 27, 2018 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc., 276 Fifth Avenue, Suite 306, New York, New York 10001, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	938,445	5.0%
Common Stock	Cheri St. Arnauld (3)	197,223	1.1%
Common Stock	Gerard Wendolowski (4)	293,057	1.6%

Directors:
Common Stock	Michael D’Anton (5)	265,931	1.4%
Common Stock	Norman D. Dicks (6)	13,889	*
Common Stock	C. James Jensen (7)	258,995	1.4%
Common Stock	Andrew Kaplan (8)	85,940	*
Common Stock	Malcolm MacLean (9)	650,032	3.5%
Common Stock	Sanford Rich (10)	72,016	*
Common Stock	John Scheibelhoffer (11)	272,161	1.5%
Common Stock	Rick Solomon (12)	302,462	1.6%
Common Stock	Oksana Malysheva (13)	203,209	1.1%
Common Stock	All directors and executive officers as a group (13 persons) (14)	3,727,667	18.7%

5% Shareholders:
Common Stock	Goudy Park Management, LLC (15)	1,139,898	6.2%
Common Stock	Kinderhook 2 GP, LLC (16)	1,027,586	5.6%
Common Stock	Leon G. Cooperman (17)	1,000,000	5.5%

———————

* Less than 1%.

(1)

Beneficial Ownership Note. Applicable percentages are based on 18,316,854 shares of common stock outstanding as of August 27, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)	Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes: 86,305 shares underlying warrants and 338,195 vested stock options.
(3)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Represents vested stock options.
(4)	Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Includes 280,557 vested stock options.
(5)

D’Anton. Dr. D’Anton is a director. Includes 199,451 shares of common stock held as custodian for the benefit of Dr. D’Anton’s children. Also includes 21,930 shares underlying warrants and 44,550 vested stock options held directly by Dr. D’Anton.

(6)	Dicks. Congressman Dicks is a director. Represents vested stock options.
(7)	Jenson. Mr. Jenson is a director. Includes 21,930 shares underlying warrants and 88,718 vested stock options.
(8)	Kaplan. Mr. Kaplan is a director. Includes 60,940 vested stock options.
(9)

MacLean. Mr. MacLean is a director. Represents (i) 20,666 shares held jointly with his spouse, (ii) 98,000 shares held by Starfish Partners LLC which Mr. MacLean indirectly controls, (iii) 250,000 shares held by Taurus Capital Partners LLC of which Mr. MacLean is the Managing Member, (iv) 18,938 shares held as custodian for the benefit of Mr. MacLean’s children, (v) 140,111 shares held in the name of his IRA, (vi) 14,583 shares held in trust, (vii) 7,333 shares held in spouse’s IRA, (viii) 86,512 shares held in Star Asia Capital Management LLC DPB Plan U/A 01/01/2015, and (ix) 13,889 vested stock options.

(10)	Rich. Mr. Rich is a director. Includes 69,828 vested stock options.
(11)

Scheibelhoffer. Dr. Scheibelhoffer is a director. Includes 200,681 shares of common stock held as custodian for the benefit of Dr. Scheibelhoffer’s children. Also includes 21,930 shares underlying warrants and 49,550 vested stock options held directly by Dr. Scheibelhoffer.

(12)	Solomon. Mr. Solomon is a director. Includes 109,649 shares underlying warrants and 68,162 vested stock options.
(13)	Malysheva. Ms. Malysheva is a director.
(14)

Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(15)

Goudy Park. Based on a Schedule 13D filed with the SEC on February 14, 2018. The managing member of Goudy Park Management, LLC is James W. DeYoung, Jr. Address is 1 N. Franklin Street, Suite 350, Chicago, IL 60606.

(16)	Kinderhook. The managing member of Kinderhook 2 GP, LLC is Tushar Shah. Address is 2 Executive Drive, Suite 585, Fort Lee, NJ 07024. Based on a Schedule 13G/A filed with SEC on February 9, 2018.
(17)	Cooperman. Address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496. Based on a Schedule 13G/A filed with SEC on February 14, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 31, 2016, the Company entered into a $3 million revolving line of credit agreement (“LOC”) with Mr. Leon Cooperman. Under the LOC, Mr. Cooperman agreed to lend the Company up to a maximum of $3 million on a revolving basis for up to three years. The Company paid Mr. Cooperman a facility fee of $60,000 and issued Mr. Cooperman a revolving promissory note. In addition, the Company will pay to Mr. Cooperman interest monthly on the principal amount of the note outstanding at a rate of 12% per annum, and a commitment fee monthly on the undrawn portion of the note at a rate of 2% per annum. Upon issuance, the Company borrowed $750,000 under the LOC. The Company also issued to Mr. Cooperman 62,500 five-year warrants exercisable at $2.40 per share. On April 7, 2017, the Company repaid $2,157,534 to Mr. Cooperman which was the full amount owed by the Company under the LOC.

On April 7, 2017, Kinderhook 2 GP, LLC and Alvin Fund LLC (controlled by Mr. George Melas-Kyriazi) invested approximately $1.4 million and $825,000 respectively, in the Company’s private placement offering. At the time of the investment both Kinderhook 2 GP, LLC and Alvin Fund LLC were both 5% shareholders of the Company. Additionally, Goudy Park Management, LLC invested approximately $2 million in the April 2017 offering which resulted in it becoming a 5% shareholder. The investments were on the same terms as other investors in the offering.

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2,000,000 convertible note (the “2017 Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. At the option of the holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the 2017 Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the 10 preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the 2017 Note exempt it from derivative accounting. The 2017 Note was subsequently assigned by the holder to a third party.

On July 18, 2018, the Company entered into a Stock Purchase Agreement with Educaciόn Significativa for the repurchase of 1,000,000 shares of the Company’s common stock at $7.40 per share. Ms. Oksana Malysheva, a director of the Company, is the sole member and manager of Linden Education, which is the sole voting member of Educaciόn Significativa. The Company simultaneously sold 1,000,000 shares of common stock to a large asset manager at the same price or $7.40 per share.

Item 14.  Principal Accounting Fees and Services

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”) our principal accountant, were approved by our Audit Committee.  The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2018 and 2017.

	Year Ended April 30, 2018 ($)	Year Ended April 30, 2017 ($)
Audit Fees (1)	178,000	97,000
Audit Related Fees (2)	57,000	15,000
Tax Fees	—	—
All Other Fees	—	—
Total	235,000	112,000

———————

(1)

Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including filings with the Department of Education.

(2)	Audit related fees – these fees relate to audit related consulting, Registration Statements and other Department of Education audit requirements.

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

Aspen Group, Inc.

Date: August 28, 2018	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2018	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
4.1	Form of Convertible Note dated December 1, 2017 - USU	8-K	12/1/17	4.1
4.2	Form of Senior Indenture	S-3	4/11/18	4.5
10.1	Securities Purchase Agreement dated July 18, 2018 by and between Aspen Group, Inc. and Educaciόn Significativa, LLC	8-K	7/19/18	10.1
10.2	2012 Equity Incentive Plan, as amended*	10-Q	3/15/18	10.11
10.2(a)	Amendment No. 10 to the 2012 Equity Incentive Plan	8-K	3/22/18	10.1
10.3	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/17	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/15	10.19
10.5	Employment Agreement dated November 24, 2014 - Janet Gill*	10-K	7/28/15	10.18
10.6	Employment Agreement dated June 11, 2017 – St. Arnauld*	10-K	7/25/17	10.5
10.7	Loan and Security Agreement – Runway - July 25, 2017 +	8-K	7/28/17	10.1
10.8	Registration Rights Agreement – Runway - July 25, 2017	8-K	7/28/17	10.2
10.9	Warrant Agreement – Runway - July 25, 2017+	8-K	7/28/17	10.3
10.10	Form of Registration Rights Waiver dated May 9, 2017	10-Q	9/14/17	10.4
10.11	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.12	Asset Purchase Agreement dated May 13, 2017 - USU +	8-K	5/18/17	10.1
10.13	Form of Stock Purchase Agreement - April 2017 Offering	8-K	4/10/17	10.1
10.14	Form of Registration Rights Agreement - April 2017 Offering	8-K	4/10/17	10.2
10.15	Form Waiver of Registration Rights Agreement - April 2017 Investors	8-K	5/30/17	10.1
10.16	Loan Agreement dated August 31, 2016 – Cooperman	8-K	9/7/16	2.1
10.17	Revolving Promissory Note dated August 31, 2016 – Cooperman	8-K	9/7/16	2.2
10.18	Warrant dated August 31, 2016 – Cooperman	8-K	9/7/16	3.1
10.19	Letter Agreement with Warrant Holders for Reduced Exercise Price and Early Exercise 2016	10-K	7/27/16	10.19
21.1	Subsidiaries	10-K	7/13/18	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^
101.INS	XBRL Instance Document				Filed^
101.SCH	XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

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

^

Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the 2018 Fiscal Year, originally filed with the SEC on July 13, 2018, which is being amended hereby.