Form 10-Q
period 2018-07-31
ASPEN GROUP, INC.
filed 2018-09-10
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38175

Aspen Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1933597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Fifth Avenue, Suite 306, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrants telephone number: (212) 477-1210

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of September 10, 2018
Common Stock, $0.001 par value per share	18,324,773 shares

SIGNATURES	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2018	2018
	(Unaudited)
Assets

Current assets:
Cash	$10,423,660	$14,612,559
Restricted cash	190,506	190,506
Accounts receivable, net of allowance of $571,477 and $468,174, respectively	8,091,147	6,802,723
Prepaid expenses	420,289	199,406
Other receivables	11,094	184,569
Total current assets	19,136,696	21,989,763

Property and equipment:
Call center equipment	158,064	140,509
Computer and office equipment	257,069	230,810
Furniture and fixtures	1,186,979	932,454
Software	3,119,642	2,878,753
	4,721,754	4,182,526
Less accumulated depreciation and amortization	(1,331,565)	(1,320,360)
Total property and equipment, net	3,390,189	2,862,166
Goodwill	5,011,432	5,011,432
Intangible assets, net	9,366,667	9,641,667
Courseware and accreditation, net	165,705	138,159
Accounts receivable, secured - net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	1,497,762	1,315,050
Other assets and Security Deposits	584,966	584,966

Total assets	$39,198,746	$41,588,532

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31,	April 30,
	2018	2018
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,498,984	$2,227,214
Accrued expenses	669,255	658,854
Deferred revenue	2,244,151	1,814,136
Refunds due students	1,118,450	815,841
Deferred rent, current portion	10,729	8,160
Convertible notes payable, current portion	1,050,000	1,050,000
Other current liabilities	230,672	203,371
Total current liabilities	6,822,241	6,777,576

Convertible note payable	1,000,000	1,000,000
Deferred rent	292,229	77,365
Total liabilities	8,114,470	7,854,941

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,	—	—
0 issued and outstanding at July 31, 2018 and April 30, 2018
Common stock, $0.001 par value; 250,000,000 shares authorized,
18,341,440 issued and 18,324,773 outstanding at July 31, 2018
18,333,521 issued and 18,316,854 outstanding at April 30, 2018	18,341	18,334
Additional paid-in capital	66,744,959	66,557,005
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(35,609,024)	(32,771,748)
Total stockholders’ equity	31,084,276	33,733,591

Total liabilities and stockholders’ equity	$39,198,746	$41,588,532

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	July 31,
	2018	2017

Revenues	$7,221,305	$4,242,886

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,752,392	1,752,491
General and administrative	5,824,132	3,131,335
Depreciation and amortization	498,105	138,720
Total operating expenses	10,074,629	5,022,546

Operating loss	(2,853,324)	(779,660)

Other income (expense):
Other income	56,401	18,778
Interest expense	(40,353)	(6,197)
Total other income, net	16,048	12,581

Loss before income taxes	(2,837,276)	(767,079)

Income tax expense (benefit)	—	—

Net loss	$(2,837,276)	$(767,079)

Net loss per share allocable to common stockholders – basic and diluted	$(0.15)	$(0.06)

Weighted average number of common shares outstanding: basic and diluted	18,317,830	13,526,374

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2018

(Unaudited)

						Total
			Additional			Stockholders'
	Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	209,976	—	—	209,976
Common stock issued for cashless stock options exercised	5,230	5	(5)	—	—	—
Common stock issued for stock options exercised for cash	2,689	2	7,815	—	—	7,817
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Resale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss, for the three months ended July 31, 2018	—	—	—	—	(2,837,276)	(2,837,276)
Balance at July 31, 2018	18,341,440	$18,341	$66,744,959	$(70,000)	$(35,609,024)	$31,084,276

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three months ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,837,276)	$(767,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	121,805	63,000
Depreciation and amortization	498,105	138,720
Stock-based compensation	209,976	159,300
Amortization of prepaid shares for services	8,285	—
Changes in operating assets and liabilities:
Accounts receivable	(1,592,941)	(699,020)
Prepaid expenses	(229,168)	(48,902)
Accrued interest receivable	—	(18,400)
Other receivables	173,475	(138,966)
Accounts payable	(728,230)	215,431
Accrued expenses	10,401	(54,827)
Deferred rent	217,433	(3,683)
Refunds due students	302,609	80,324
Deferred revenue	430,015	50,017
Other liabilities	27,301	—
Net cash used in operating activities	(3,388,210)	(1,024,085)

Cash flows from investing activities:
Purchases of courseware and accreditation	(42,917)	(19,000)
Purchases of property and equipment	(735,757)	(261,409)
Net cash used in investing activities	(778,674)	(280,409)

Cash flows from financing activities:
Disbursements for equity offering costs	(29,832)	(4,707)
Proceeds from warrant exercise	7,817	33,876
Purchase of treasury stock, net of broker fees	(7,370,000)	—
Resale of treasury stock, net of broker fees	7,370,000	—
Offering costs paid on debt financing	—	(267,323)
Senior secured loan	—	5,000,000
Net cash (used in) provided by financing activities	(22,015)	4,761,846

Net (decrease) increase in cash and restricted cash	(4,188,899)	3,457,352

Cash and restricted cash at beginning of period	14,803,065	2,756,217

Cash and restricted cash at end of period	$10,614,166	$6,213,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,346
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of senior secured loan	$—	$478,428

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the
	Three months ended
	July 31,
	2018	2017

Cash	$10,423,660	$6,213,569
Restricted cash	190,506	—
Total cash and restricted cash	$10,614,166	$6,213,569

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has two subsidiaries. Aspen University, Inc. (“Aspen University”) was organized in 1987 and United States University, Inc. (“USU”) was formed May 2017 and acquired its operating business on December 1, 2017. (See Note 8). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context illustrates.

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

Additionally, Aspen University has begun its first semester (July, 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, Aspen recently announced it will offer both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

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

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the change of control on December 1, 2017.

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2018 and 2017, our cash flows for the three months ended July 31, 2018 and 2017, and our financial position as of July 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended April 30, 2018 as filed with the SEC on July 13, 2018. The April 30, 2018 balance sheet is derived from those statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

B. Liquidity

At July 31, 2018, the Company had a cash balance of $10,423,660 with an additional $190,506 in restricted cash.

In April 2018, the Company raised $23,023,000 in equity through the sale of 3,220,000 shares at $7.15 per share. With the proceeds, the Company repaid a $7.5 million senior secured term loan.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2018 and April 30, 2018. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2018. As of July 31, 2018 and April 30, 2018, there were deposits totaling $10,275,424 and $14,422,499 respectively, held in two separate institutions greater than the federally insured limits.

Restricted cash consists of $118,872 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease and $71,634 which is collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. (See Note 6)

Goodwill and Intangibles

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

JULY 31, 2018

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 72% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

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

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note: 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At July 31, 2018 and April 30, 2018, those balances are $1,497,762 and $1,315,050, respectively. The company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal. Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Depreciation Term
Call center equipment	5 years
Computer and office equipment	5 years
Furniture and fixtures	7 years
Library (online)	3 years
Software	5 years

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Depreciation is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.

Courseware and Accreditation

The Company records the costs of courseware and accreditation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.

Generally, costs of courseware creation and enhancement are capitalized. Accreditation renewal or extension costs related to intangible assets are capitalized as incurred. Courseware is stated at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of five years.

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

JULY 31, 2018

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

Treasury Stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares and any difference is recorded in equity. This method does not allow the company to recognize a gain or loss to income from the purchase and sale of treasury stock.

Revenue Recognition and Deferred Revenue

On May 1, 2018, the company adopted Accounting Standards Codification 606 (ASC 606). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of this ASU, resulted in no change to our results of operations or our balance sheet.

Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under topic 606, this tuition revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations. Non tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See note 10)

The Company had revenues from students outside the United States representing 1.9% and 3.0% of the revenues for the quarters ended July 31, 2018 and 2017 respectively.

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $2,187,456 and $899,433 for the three months ended July 31, 2018 and 2017, respectively and are included in cost of revenues.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 3,515,070 and 2,979,510 common shares, warrants to purchase 650,847 and 650,847 common shares, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 common shares) were outstanding at July 31, 2018 and April 30, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. Additionally, the Company has a $2 million dollar convertible note with $1 million convertible on December 1, 2018 and the remaining $1 million convertible on December 1, 2019. Had the two million been convertible on July 31, 2018, based on the conversion formula applied to that date, the total shares issuable under the full $2 million convertible note were approximately 270,000 shares of common stock but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after July 31, 2018, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3. Property and Equipment

As property and equipment become fully expired, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
Call center hardware	$158,064	$140,509
Computer and office equipment	257,069	230,810
Furniture and fixtures	1,186,979	932,454
Software	3,119,642	2,878,753
	4,721,754	4,182,526
Accumulated depreciation	(1,331,565)	(1,320,360)
Property and equipment, net	$3,390,189	$2,862,166

Software consisted of the following at July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
Software	$3,119,642	$2,878,753
Accumulated depreciation	(1,093,254)	(1,146,008)
Software, net	$2,026,388	$1,732,745

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Depreciation expense for all Property and Equipment as well as the portion for just software is presented below for three months ended July 31, 2018 and 2017:

	For the Three Months Ended
	July 31,
	2018	2017

Depreciation Expense	204,335	125,082

Software Depreciation Expense	143,774	107,607

The following is a schedule of estimated future amortization expense of software at July 31, 2018:

Year Ending April 30,
2019	$457,438
2020	531,369
2021	458,923
2022	369,449
2023	209,209
Total	$2,026,388

Note 4. Courseware and Accreditation

Courseware costs capitalized were $19,568 for the three months ended July 31, 2018. Fully expired courseware is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
Courseware	$317,632	$298,064
Accreditation	23,350	—
Accumulated amortization	(175,277)	(159,905)
Courseware, net	$165,705	$138,159

The Company incurred $23,350 in accreditation costs associated with intangible assets which were capitalized during the three months ended July 31, 2018.

Amortization expense of courseware for the three months ended July 31, 2018 and 2017:

	For the Three Months Ended
	July 31,
	2018	2017

Amortization Expense	15,371	13,638

The following is a schedule of estimated future amortization expense of courseware at July 31, 2018:

Year Ending April 30,
2019	$52,358
2020	53,889
2021	26,924
2022	19,036
2023	13,498
Total	$165,705

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Note 5. Convertible Notes

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

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2.0 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. (See Note 8) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting. Subsequently the note was assigned to a third party.

Note 6. Commitments and Contingencies

Operating Leases

On December 5, 2017 the Company signed a 92 month lease for the campus located in Phoenix, Arizona. The operating lease granted eight initial months of free rent and had a monthly rent of $66,696 and increases after month twelve. Related to this the company produced a security deposit of $519,271, which is included in Other assets and security deposits on the accompanying consolidated balance sheet.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2018, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, Higher Education Management Group, Inc, (“HEMG”) and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval. On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in state court of New York. By decision and order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover shares. A principal creditor is AGI which holds the judgment and has several other claims including the $2.2 million misappropriation claim and is a secured creditor which alleges it is owed a principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create the security interest.

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

JULY 31, 2018

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

Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit has been provided to the Department of Education by AGI.

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

USU is also a Delaware corporation and filed the required documents to obtain Delaware approval.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Note 7. Stockholders’ Equity

Preferred Stock

We are authorized to issue 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of July 31, 2018 and April 30, 2018, we had no shares of preferred stock issued and outstanding.

Common Stock

During the quarter ended July 31, 2018, the company issued 5,230 shares of common stock upon the cashless exercise of stock options.

During the quarter ended July 31, 2018, the company issued 2,689 shares of common stock upon the exercise of stock options and received proceeds of $7,817.

Treasury Stock

On July 19, 2018, AGI in simultaneous transactions repurchased 1,000,000 shares of common stock at $7.40 per share and re-sold the shares to a large well-known institutional money manager at $7.40 per share. The Shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement dated July 18, 2018. Third parties each paid $30,000 as broker fees to execute the transaction. (See Note 9)

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2018 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	650,847	$3.80	2.4	$2,581,450
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2018	650,847	$3.80	1.9	$2,041,247

Exercisable, July 31, 2018	650,847	$3.80	1.9	$2,041,247

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 3,500,000 shares through various amendments, in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2018, there were no shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the period ended.

	July 31,
	2018	2017
Expected life (years)	3.5	3.5
Expected volatility	46%	40% - 43%
Risk-free interest rate	0.38%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

The Company utilized the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2018, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	2,979,510	$3.62	—	$16,558,373
Granted	560,000	7.55	—	—
Exercised	(11,023)	2.43	—	—
Forfeited	(13,417)	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2018	3,515,070	$4.23	3.24	$16,677,457

Exercisable, July 31, 2018	1,552,546	$2.32	2.25	$11,524,870

During the quarter ended July 31, 2018, the company issued 5,230 shares of common stock upon the cashless exercise of 8,334 stock options.

During the quarter ended July 31, 2018, the company issued 2,689 shares of common stock upon the exercise of stock option and received proceeds of $7,817.

On July 19, 2018, the Board granted 200,000 five year options to the CEO and 180,000 each to the COO and CAO. The fair value per option was $2.56 or $1,433,600 for all 560,000 options granted. The exercise price is $7.55 per share.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

The Company recorded compensation expense of $209,976 for the three months ended July 31, 2018 in connection with employee stock options.

As of July 31, 2018, there was $2,646,189 of unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 8. Acquisition of USU

On December 1, 2017 (“acquisition date”) USU acquired United States University and assumed certain liabilities from ESL. USU is a wholly owned subsidiary of AGI and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, AGI is referred to as the acquirer. AGI acquired the assets and assumed certain liabilities of ESL for a purchase price of approximately $14.8 million. The purchase consideration consisted of a cash payment of $2,500,000 less an adjustment for working capital of approximately $110,000 plus approximately $200,000 of additional costs paid to/on behalf of and for the benefit of the seller, a convertible note of $2,000,000 and 1,203,209 shares of AGI stock valued at the quoted closing price of $8.49 per share as of November 30, 2017. The stock consideration represents $10,215,244 of the purchase consideration.

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

JULY 31, 2018

(Unaudited)

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

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the three months ended July 31, 2018 was $275,000.

Intangible assets consisted of the following at July 31, 2018 and April 30, 2018,

	July 31,	April 30,
	2018	2018

Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(733,333)	(458,333)
Net intangible assets	$9,366,667	$9,641,667

The expected benefits from the business acquisition will allow USU, Inc. to achieve its vision of making college affordable again on a much broader scale along with providing various accreditations.

Note 9. Related party

On July 19, 2018, AGI in simultaneous transactions repurchased 1,000,000 shares of common stock (the “Shares”) at $7.40 per share and re-sold the shares to a large well-known institutional money manager (the “Purchaser”) at $7.40 per share. The Shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement dated July 18, 2018. The Shares were sold to the Purchaser through Craig-Hallum Capital Group, LLC (“Craig Hallum”). Craig-Hallum acted as a dealer in this transaction and received an ordinary brokerage commission from the Purchaser.

The Purchaser initiated the transaction by contacting the Company seeking to buy a large block of common stock. The Company approached ESL which had acquired the Shares on December 1, 2017 when it sold United States University to the Company. Ms. Oksana Malysheva, the sole manager of ESL, became a director of the Company as part of the purchase of United States University and remains a director today.

Note 10. Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students fees for library and technology costs, which are recognized over the related service period and are not considered separate performance obligations. Other services, books, and exam fees are recognized as services are provided or when goods are received by the student. The company’s contract liabilities are reported as deferred revenue and refunds due students. Deferred revenue represents the amount of tuition, fees, and other student invoices in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

The following table represents our revenues disaggregated by the nature and timing of services:

	For the
	Three Months Ended
	July 31,
	2018	2017

Tuition - recognized over period of instruction	$6,633,840	$4,085,793
Course fees - recognized over period of instruction	461,211	78,882
Book fees - recognized at a point in time	24,214	13,953
Exam fee - recognized at a point in time	52,240	30,100
Service fees - recognized at a point in time	49,800	34,158

	$7,221,305	$4,242,886

Contract Balances and Performance Obligations

The Company recognizes deferred revenue as a student continues their course. Deferred revenue at July 31, 2018, was $2,244,151 which is future revenue that has not yet been earned for courses in progress. The company has $1,118,450 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.

Of the total revenue earned during the three months ended July 31, 2018, approximately $1.8 million came from revenues which were deferred at April 30, 2018.

The Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.

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

Cash Receipts

Our students finance costs through a variety of funding sources, including, among others, monthly payment plans, installment plans, federal loan and grant programs (Title IV), employer reimbursement, and various veterans and military funding and grants, and cash payments. Most students elect to use our monthly payment plan. This plan allows them to make continuous monthly payments during the length of their program and through the length of their payment plan. Title IV and military funding typically arrives during the period of instruction. Students who receive reimbursement from employers typically do so after completion of a course. Students who choose to pay cash for a class typically do so before beginning the class.

Significant Judgments

We analyze revenue recognition on a portfolio approach under ASC 606-10-10-4. Significant judgment is utilized in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Students behave similarly, regardless of their payment method or academic program. Enrollment agreements and refund policies are similar for all of our students. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Unaudited)

The Company maintains institutional tuition refund policies, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the Company’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the Company recognizes as revenue the tuition that was not refunded. Since the Company recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the Company’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded.

The Company had revenues from students outside the United States representing 1.9% and 3.0% of the revenues for the quarters ended July 31, 2018 and 2017 respectively.

Note 11. Subsequent Events

On September 6, 2018, AGI announced the appointment of Joseph Sevely as the Chief Financial Officer of AGI, effective September 11, 2018. Mr. Sevely will oversee the finance, legal, compliance, HR and investor relations functions for AGI. Janet Gill, AGI’s previous CFO, will move to the newly created position of Chief Accounting Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 13, 2018 with the Securities and Exchange Commission, or the SEC.

All references to “we,” “our,” “us,” “the Company,” “AGI,” and “Aspen” refer to Aspen Group, Inc. and its subsidiaries, Aspen University Inc. (“Aspen University”) and United States University Inc. (“USU”), unless the context otherwise indicates.

Company Overview

AGI is a holding company. AGI has two subsidiaries, Aspen University and USU. On March 13, 2012, the Company was recapitalized in a reverse merger and acquired Aspen University. On December 1, 2017, the Company acquired USU.

Aspen’s vision is to make college affordable again in America. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.

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

Additionally, Aspen University has begun its first semester (July, 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, Aspen recently announced it will offer both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

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

AGI Student Population Overview*

Aspen University’s total active student body grew 31% year-over-year from 5,015 as of July 31, 2017 to 6,590 as of July 31, 2018. Aspen’s School of Nursing grew 36% year-over-year, from 3,569 to 4,863 active students, which now represents 74% of AGI’s total active student body.

USU’s active degree-seeking student body grew sequentially from 557 to 684 students or a sequential increase of 23%.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

AGI New Student Enrollments

AGI delivered a company record of 1,314 total new student enrollments for the fiscal 2019 first quarter, a 52% increase year-over-year. Aspen University accounted for 1,093 new student enrollments (includes 118 Doctoral enrollments and 93 Pre-licensure BSN AZ campus enrollments), while USU accounted for 221 new student enrollments (primarily Family Nurse Practitioner (“FNP”) enrollments).

Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	NEW STUDENT ENROLLMENTS:
	(Unconditional Accepts only)
	Q1’18	Q2’18	Q3’18	Q4’18	Q1’19*
Aspen (Nursing + Other)	862*	1,044*	972*	980	882
Aspen (Doctoral)				116	118
USU (FNP + Other)				177	221
Aspen (Pre-Licensure BSN, AZ Campus)					93
Total	862	1,044	972	1,273	1,314

———————

*

Included doctoral enrollments

Aspen University’s traditional fully-online degree programs (not including campus) delivered 1,000 enrollments (Nursing + Other and Doctoral) in the quarter compared to 862 (Nursing + Other and Doctoral) in the prior year period, a 16% increase year-over-year. Aspen University’s traditional fully-online enrollment center ended the quarter with 56 Enrollment Advisors (“EA”) (51 Nursing + Other, 5 Doctoral) as compared to 49 EAs in the prior year period, representing growth of 14%.

Overall, AGI grew its enrollment center from 49 to 70 EAs year-over-year, representing growth of 43%. The majority of the year-over-year enrollment center growth was the staffing of its new subsidiary, USU, which ended the quarter with 11 EAs. Finally, Aspen University’s Pre-licensure BSN AZ campus now employs 3 EAs whom were responsible for delivering 93 enrollments for the inaugural semester which began in July, 2018.

The average enrollments per month, per EA, by degree unit in the quarter were as follows; 1) Aspen University Nursing + Other: 5.8/month/EA, 2) Aspen University Doctoral: 7.9/month/EA, 3) Aspen University Pre-Licensure BSN AZ Campus: 10.3/month/EA, and 4) USU FNP + Other: 6.7/month/EA.

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period depending on the degree program, and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 40% year-over-year, from 3,410 to 4,769. Those 4,769 students paying through a monthly payment method represent 72% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 293 to 399 students sequentially. Those 399 students paying through a monthly payment method represent 58% of USU’s total active student body.

The total contractual value of AGI’s monthly payment plan students, assuming each student completes the degree program in which he or she has enrolled, now exceeds $35 million which currently delivers monthly recurring tuition cash payments exceeding $1,200,000.

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

The current Marketing Efficiency Ratio (cost-per-enrollment/revenue-per-enrollment) for our three degree units** is reflected in the below table:

	Enrollments	Cost-of-Enrollment*	LTV	MER
Aspen University (Nursing + Other)	882	$1,268	$7,350	5.8X
Aspen University (Doctoral)	118	$2,169	$12,600	5.8X
USU (FNP + Other)	221	$1,783	$17,820	10.0X

———————

*

Based on 6-month rolling average

**

LTV projections are not yet available for the new BSN pre-licensure campus unit

Please be advised that the two new reporting programs, Aspen University (Doctoral) and USU (FNP), began marketing on the Internet in recent months, consequently the new reporting programs will have received an immaterial amount of organic/referral enrollments, so the cost-of-enrollment today is essentially a reflection of the average cost of delivering a ‘paid’ enrollment. Aspen University’s traditional business today delivers over 20% of its enrollments from organic/referral sources, which is what drives down the average cost-of-enrollment in this traditional business. Organic/referral enrollments are expected to increase over time in these two new programs.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

On July 10, 2018, Aspen University began its first semester for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its inaugural campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, Aspen recently announced it will offer both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

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

Additionally, 28 of the 64 general education students that started in July are anticipated to be ready to enter the two-year core nursing program for our upcoming semester starting on November 18, therefore we currently have a waitlist for our final two-year core nursing program for the remainder of the academic year (November and March semesters). Because of the overwhelming demand for our nursing program in Phoenix, the Company is now assessing alternative approaches that would allow Aspen University to open a second campus in Phoenix in calendar year 2019. This alternative approach would be in addition to the recent announcement of the evening/weekend program offering at Aspen’s inaugural campus in Phoenix.

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 for Aspen University to a net number of $9,588,909 at July 31, 2018 for both universities. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

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

Aspen University students paying tuition and fees through a monthly payment method grew by 40% year-over-year, from 3,410 to 4,769. Those 4,769 students paying through a monthly payment method represent 72% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 293 to 399 students sequentially. Those 399 students paying through a monthly payment method represent 58% of USU’s total active student body.

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

At July 31, 2018, the allowance for doubtful accounts was $571,477 which represents 5.6% of the gross accounts receivable balance of $10,160,386, the sum of both short-term and long-term receivables. Many aged students’ accounts were written off against the reserve in 2018, after which management then increased the reserve to its current level at July 31, 2018.

The Introduction of Long-Term Accounts Receivable

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an account receivable as the student does have the option to stop attending. As a student takes a class, revenue is earned over that eight week class. Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At July 31, 2018 and April 30, 2018, those balances were $1,497,762 and $1,315,050, respectively.

The primary component of accounts receivable consists of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.

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

Seasonality Briefing

As Aspen University continues to scale its student body, seasonality has become more pronounced. The Company’s first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore our primarily working professional students tend to take less courses during that quarter relative to the other three fiscal quarters.

By way of example, in Q4 fiscal 2017 (quarter ending April 30, 2017), revenues were $4,289,230. In the following quarter (Q1 fiscal 2018), revenues sequentially declined 1% or 46,344 to $4,242,886. The following quarter (Q2 fiscal 2018), revenues rose sequentially by 14% or $608,753 to $4,851,639.

As previously projected, the Company is reporting the same seasonality effect occurred in the first quarter of the 2019 fiscal year. Specifically, Aspen University revenues declined in this Q1 fiscal 2019 relative to Q4 fiscal 2018 by approximately 3%, however overall Company revenues were flat in Q1 relative to Q4 given the revenue contribution from USU. See Results of Operations below.

August, 2018 Enrollment Business Update

The month of August is the start of the seasonal high-point of the enrollment calendar given students’ fall start mentality. Aspen University’s core business units (Nursing + Other and Doctoral) achieved its strongest enrollment month in history with 476 enrollments, which is over 25% higher than any enrollment month in our core business unit history (comparative does not include enrollments for Aspen University’s BSN pre-licensure campus, as enrollments for the upcoming BSN pre-licensure November semester will primarily be recorded in October). Aspen University’s core Nursing + Other unit delivered 417 enrollments, while Aspen University’s Doctoral unit delivered 59 enrollments, both being monthly enrollment records for each unit.

Results of Operations

For the Quarter Ended July 31, 2018 Compared with the Quarter Ended July 31, 2017

Revenue

Revenue from operations for the quarter ended July 31, 2018 (“2018 Quarter”) increased to $7,221,305 from $4,242,886 for the quarter ended July 31, 2017 (“2017 Quarter”), an increase of $2,978,419 or 70%.

USU revenues contributed nearly 18% of the quarterly revenues for the Company, while Aspen’s new BSN pre-licensure program contributed an immaterial amount of revenues in the quarter given the first semester began on July 10, 2018. The Company expects USU and Aspen University’s BSN pre-licensure units to account for approximately a third of the Company’s revenues by the end of the 2019 fiscal year.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Quarter rose to $1,564,936 from $853,058 for the 2017 Quarter, an increase of $711,878 or 83%.

Aspen University instructional costs and services represented 19% of Aspen University revenues for the 2018 quarter, while USU instructional costs and services equaled 33% of USU revenues during the 2018 quarter.

Marketing and Promotional

Marketing and promotional costs for the 2018 Quarter were $2,187,456 compared to $899,433 for the 2017 Quarter, an increase of $1,288,023 or 143%. Aspen University marketing and promotional costs represented 27% of Aspen University revenues for the 2018 quarter, while USU marketing and promotional costs equaled 26% of USU revenues during the 2018 quarter. Aspen University’s increase in marketing and promotional costs as a percentage of revenue was primarily a result of increasing internet advertising spend over $250,000 sequentially. AGI contributed $226,085 of marketing and promotional costs, primarily related to the outside sales force that supports both universities.

Gross profit fell to 46% of revenues or $3,309,768 for the 2018 Quarter from 56% of revenues or $2,369,150 for the 2017 Quarter. Aspen University gross profit represented 51% of Aspen University revenues for the 2018 quarter, while USU gross profit equaled 40% of USU revenues during the 2018 quarter.

Costs and Expenses

General and Administrative

General and Administrative costs for the 2018 Quarter were $5,824,132 compared to $3,131,335 during the 2017 Quarter, an increase of $2,692,797 or 86%. Aspen University general and administrative costs which are included in the above amount represented 46% of Aspen University revenues for the 2018 Quarter, while USU general and administrative costs equaled 111% of USU revenues during the 2018 Quarter. Aspen University’s increase in general and administrative costs as a percentage of revenue was primarily a result of sequentially increasing the enrollment center by 10 people and adding 30 academic operations personnel.

Aspen Group, Inc. general and administrative costs for the 2018 quarter which is included in the above amount equaled approximately $1.64 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Quarter increased to $498,105 from $138,720 for the 2017 Quarter, an increase of $359,385 or 259%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU. AGI is making capital investments in the Phoenix campus and that will cause depreciation expense to continue to increase in the near future.

Other Income, net

Other income, net for the 2018 Quarter increased to $16,048 from $12,581 in the 2017 Quarter, an increase of $3,467 or 28%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for 2018 Quarter was ($2,837,276) as compared to a net loss of ($767,079) for the 2017 Quarter, a decrease of $2,070,197 or 270%. Net loss per share was ($0.15) cents as compared to a ($0.06) cents loss in the comparable prior year period. Aspen University generated $0.2 million of operating income for the first quarter, USU experienced an operating loss of $1.1 million during the first quarter, while AGI corporate contributed $1.9 million of operating expenses for the first quarter.

Non-GAAP – Financial Measures

The following discussion and analysis include both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of AGI nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

AGI defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below including non-recurring charges of $188,665. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	For the Quarters Ended
	July 31,
	2018	2017
Net income (loss)	$(2,837,276)	$(767,079)
Interest expense, net of other income	40,353	(12,581)
Depreciation & amortization	498,105	138,720
EBITDA (loss)	(2,298,818)	(640,940)
Bad debt expense	121,805	63,000
Acquisition expense	—	119,282
Non-recurring charges	188,665	354,536
Stock-based compensation	209,976	159,300
Adjusted EBITDA (Loss)	$(1,778,372)	$55,178

EBITDA and Adjusted EBITDA as a percentage of revenue declined over the past two quarters, primarily as a result of increased spending on marketing and general and administrative expenses. These expenses were incurred to stimulate and support increased enrollment at both universities, and to launch the Aspen University campus in Phoenix. The company expects this first quarter to be the peak operating loss result, with each subsequent quarter showing improved leverage over the remainder of the fiscal year.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Three Months Ended
	July 31,
	2018	2017

Net cash used in operating activities	$(3,388,210)	$(1,024,085)
Net cash used in investing activities	(778,674)	(280,409)
Net cash (used in) provided by financing activities	(22,015)	4,761,846
Net increase in cash and cash equivalents	$(4,188,899)	$3,457,352

Net Cash (Used in) Operating Activities

Net cash used in operating activities during the 2018 Quarter totaled ($3,388,210) and resulted primarily by the net loss from ($2,837,276), offset by approximately $838,171 in non-cash items and approximately $1,389,105 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $1,592,941 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $498,105 and stock-based compensation expense of $209,976.

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

Net Cash (Used in) Investing Activities

Net cash used in investing activities during the 2018 Quarter totaled ($778,674) mostly attributed to investments in courseware and the purchase of property and equipment as we build up our campus.

Net cash used in investing activities during the 2017 Quarter totaled ($280,409), reflecting primarily fixed asset and courseware purchases.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities during the 2018 Quarter totaled ($22,015) which reflects payment of offering costs.

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

As of September 10, 2018, the Company had a cash balance of approximately $9.9 million. The Company believes that it has sufficient cash to allow the Company to meet its operational expenditures for at least the next 12 months. Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

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

Revenue Recognition and Deferred Revenue

Revenue consisting primarily of tuition and fees derived from courses taught by Aspen online as well as from related educational resources that Aspen provides to its students, such as access to our online materials and learning management system. Tuition revenue is recognized pro-rata over the applicable period of instruction. Aspen maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override Aspen’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, Aspen recognizes as revenue the tuition that was not refunded. Since Aspen recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under Aspen’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Aspen’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. Aspen also charges students annual fees for library, technology and other services, which are recognized over the related service period. Deferred revenue represents the amount of tuition, fees, and other student invoices in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding our future revenues, growth in student body, including future organic/referral enrollments and our plans regarding the new pre-licensure BSN degree, projections with respect to our marketing efficiency ratio, the integration of USU and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained in our Form 10-K for the year ended April 30, 2018 and prospectus supplement dated April 19, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

Our evaluation excluded USU which was acquired in December 2017. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. The assets of United States University, Inc., excluding intangible assets and goodwill, represent approximately10% of total consolidated assets of the Company and the revenues of United States University, Inc. represent approximately 18% of consolidated revenues of the Company as of July 31, 2018.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not aware of any pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to the Company’s repurchases of common stock during the quarter ended July 31, 2018:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
5/1/2018 – 5/31/2018	—		—		—	—
6/1/2018 – 6/30/2018	—		—		—	—
7/1/2018 – 7/31/2018	1,000,000	(1)	$7.40	(1)	—	—

———————

(1)	The Company repurchased the common stock pursuant to a Securities Purchase Agreement dated July 18, 2018 between the Company and Educacion Significativa, LLC, a related party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

September 10, 2018	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 10, 2018	By:	/s/ Janet Gill
Janet Gill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Securities Purchase Agreement, dated July 18, 2018, between Aspen Group, Inc. and Educacion Significativa, LLC	8-K	7/19/18	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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