Form 10-Q
period 2018-10-31
ASPEN GROUP, INC.
filed 2018-12-10
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of December 10, 2018
Common Stock, $0.001 par value per share	18,374,425 shares

SIGNATURES	39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2018	2018
	(Unaudited)
Assets
Current assets
Cash	$7,723,808	$14,612,559
Restricted cash	190,506	190,506
Accounts receivable, net of allowance of $736,103 and $468,174, respectively	10,040,398	6,802,723
Prepaid expenses	430,072	199,406
Other receivables	5,373	184,569
Total current assets	18,390,157	21,989,763

Property and equipment:
Call center equipment	166,051	140,509
Computer and office equipment	294,419	230,810
Furniture and fixtures	1,271,536	932,454
Software	3,485,118	2,878,753
	5,217,124	4,182,526
Less accumulated depreciation and amortization	(1,450,025)	(1,320,360)
Total property and equipment, net	3,767,099	2,862,166
Goodwill	5,011,432	5,011,432
Intangible assets, net	9,091,667	9,641,667
Courseware and accreditation, net	192,652	138,159
Accounts receivable, secured - net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	1,812,629	1,315,050
Other assets	605,812	584,966

Total assets	$38,916,777	$41,588,532

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31,	April 30,
	2018	2018
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,625,989	$2,227,214
Accrued expenses	731,591	658,854
Deferred revenue	3,445,306	1,814,136
Refunds due students	1,181,939	815,841
Deferred rent, current portion	12,247	8,160
Convertible notes payable, current portion	1,050,000	1,050,000
Other current liabilities	375,749	203,371
Total current liabilities	8,422,821	6,777,576

Convertible note	1,000,000	1,000,000
Deferred rent	527,158	77,365
Total liabilities	9,949,979	7,854,941

Commitments and contingencies - See Note 6

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
0 issued and outstanding at October 31, 2018 and April 30, 2018	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized,
18,391,092 issued and 18,374,425 outstanding at October 31, 2018
18,333,521 issued and 18,316,854 outstanding at April 30,2018	18,391	18,334
Additional paid-in capital	67,102,509	66,557,005
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(38,084,102)	(32,771,748)
Total stockholders’ equity	28,966,798	33,733,591

Total liabilities and stockholders’ equity	$38,916,777	$41,588,532

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenues	$8,095,344	$4,851,639	$15,316,649	$9,094,525

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,835,515	1,864,659	7,587,907	3,617,150
General and administrative	6,210,411	3,166,391	12,034,543	6,297,725
Depreciation and amortization	524,067	145,355	1,022,172	284,074
Total operating expenses	10,569,993	5,176,405	20,644,622	10,198,949

Operating loss	(2,474,649)	(324,766)	(5,327,973)	(1,104,424)

Other income (expense):
Other income	41,492	23,111	97,894	41,888
Interest expense	(41,922)	(179,896)	(82,275)	(186,093)
Total other income (expense), net	(430)	(156,785)	15,619	(144,205)

Loss before income taxes	(2,475,079)	(481,551)	(5,312,354)	(1,248,629)

Income tax expense (benefit)	—	—	—	—

Net loss	$(2,475,079)	$(481,551)	$(5,312,354)	$(1,248,629)

Net loss per share allocable to common stockholders: basic and diluted	$(0.13)	$(0.04)	$(0.29)	$(0.09)

Weighted average number of common shares outstanding: basic and diluted	18,335,413	13,587,535	18,326,621	13,548,672

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	515,291	—	—	515,291
Common stock issued for cashless stock options exercised	30,764	31	(31)	—	—	—
Common stock issued for stock options exercised for cash	26,807	26	60,076	—	—	60,102
Purchase of treasury stock, net of broker fees.	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees.	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss, for the six months ended October 31, 2018	—	—	—	—	(5,312,354)	(5,312,354)
Balance at October 31, 2018	18,391,092	$18,391	$67,102,509	$(70,000)	$(38,084,102)	$28,966,798

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six months ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,312,354)	$(1,248,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	292,889	85,500
Depreciation and amortization	1,022,172	284,074
Stock-based compensation	515,291	303,924
Amortization of prepaid shares for services	8,285	—
Changes in operating assets and liabilities:
Accounts receivable	(4,028,143)	(2,137,055)
Prepaid expenses	(238,951)	(39,392)
Accrued interest receivable	—	(36,800)
Other receivables	179,196	(388,585)
Other assets	(20,846)	(33,192)
Accounts payable	(601,225)	177,666
Accrued expenses	72,737	(16,496)
Deferred rent	453,880	(7,609)
Refunds due students	366,098	424,362
Deferred revenue	1,631,170	959,174
Other liabilities	172,378	—
Net cash used in operating activities	(5,487,423)	(1,673,058)

Cash flows from investing activities:
Purchases of courseware and accreditation	(85,821)	(25,100)
Purchases of property and equipment	(1,345,777)	(540,873)
Net cash used in investing activities	(1,431,598)	(565,973)

Cash flows from financing activities:
Disbursements for equity offering costs	(29,832)	(4,707)
Proceeds of stock options exercised	60,102	53,045
Proceeds of warrant exercise	—	33,598
Purchase of treasury stock	(7,370,000)	—
Re-sale of treasury stock	7,370,000	—
Senior secured term loan, net	—	4,780,572
Net cash provided by financing activities	30,270	4,862,508

Net increase (decrease) in cash and cash equivalents	(6,888,751)	2,623,477

Cash, restricted cash, and cash equivalents at beginning of period	14,803,065	2,756,217

Cash and cash equivalents at end of period	$7,914,314	$5,379,694

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Six months ended
	October 31,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$135,323
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of senior secured loan	$—	$478,428

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the
	Six months ended
	October 31,
	2018	2017
Cash	$7,723,808	$5,379,694
Restricted cash	190,506	—
Total cash and restricted cash	$7,914,314	$5,379,694

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has three subsidiaries. They are Aspen University, Inc. (“Aspen University”)  organized in 1987, Aspen Nursing, Inc. (a subsidiary of Aspen University) and United States University, Inc. (“USU”)  formed in May 2017 and which we acquired on December 1, 2017. (See Note 8). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context illustrates.

AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. In March 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the RN to BSN program ($250/month), MBA/M.A.Ed/MSN programs ($325/month), and the MSN-FNP program ($375/month).

Additionally, Aspen University has begun its first semester (July 2018) for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, Aspen recently announced it will offer both day (July, November, and March semesters) and evening/weekend (January, May, and September semesters) programs, equaling six semester starts per year. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

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

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the six months ended October 31, 2018 and 2017, our cash flows for the six months ended October 31, 2018 and 2017, and our financial position as of October 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

B. Liquidity

At October 31, 2018, the Company had a cash balance of $7,723,808 with an additional $190,506 in restricted cash.

In April 2018, the Company raised $23,023,000 in equity through the sale of 3,220,000 shares at $7.15 per share. With the proceeds, the Company repaid a $7.5 million senior secured term loan.

As discussed in more detail in Note 11, Subsequent Events, on November 5, 2018 the Company entered into a three year, senior unsecured revolving credit facility. There is currently no outstanding balance under that facility.

During the six months ending October 31, 2018 the Company used cash of $6,888,751, which included using $5,487,423 in operating activities. The Company expects revenue growth to continue, and expenses to grow at a slower pace. As a result, the Company expects cash used in operations to decline in future quarters as compared to the quarter ending October 31, 2018.

The Company paid $1,160,000 of principal and accrued interest related to a convertible note on December 3, 2018, as explained in Note 11, Subsequent Events. The Company also anticipates ongoing investment spending, including an expected investment of approximately $600,000 related to the new campus for its Pre-Licensure Program with Honor Health.

The Company has considered its liquidity position and believes its current resources are adequate to meet anticipated liquidity needs.

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

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2018 and April 30, 2018. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2018. As of October 31, 2018 and April 30, 2018, there were deposits totaling $7,336,580 and $14,422,499 respectively, held in two separate institutions greater than the federally insured limits.

Restricted cash consists of $118,872 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease and $71,634 which is collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. (See Note 6)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Goodwill and Intangibles

Goodwill represents the excess of the purchase price of USU over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

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

For accounts receivable from students, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and each student’s status. Aspen estimates the amounts to increase the allowance based upon the risk presented by the age of the receivables and student status. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note: 10)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At October 31, 2018 and April 30, 2018, those balances are $1,812,629 and $1,315,050, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal. Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Useful Life
Call center equipment	5 years
Computer and office equipment	5 years
Furniture and fixtures	7 years
Library (online)	3 years
Software	5 years

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

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the leasehold improvements.

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

OCTOBER 31, 2018

(Unaudited)

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

Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under topic 606, this tuition revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See note 10)

The Company had revenues from students outside the United States representing 1.7% and 2.2% of the revenues for the six months ended October 31, 2018 and 2017 respectively.

Cost of Revenues

Cost of revenues consists of two categories of cost, instructional costs and services, and marketing and promotional costs.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $4,436,067 and $1,920,281 for the six months ended October 31, 2018 and 2017, respectively and are included in cost of revenues.

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

OCTOBER 31, 2018

(Unaudited)

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 3,435,616 and 2,979,510 common shares, warrants to purchase 650,847 and 650,847 common shares, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 common shares) were outstanding at October 31, 2018 and April 30, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. Additionally, the Company has a $2 million dollar convertible note with $1 million convertible on December 1, 2018 and the remaining $1 million convertible on December 1, 2019. Had the $2 million been convertible on October 31, 2018, based on the conversion formula applied to that date, the total shares issuable under the full $2 million convertible note were approximately 338,000 shares of common stock but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after October 31, 2018, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Note 3. Property and Equipment

As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
Call center hardware	$166,051	$140,509
Computer and office equipment	294,419	230,810
Furniture and fixtures	1,271,536	932,454
Software	3,485,118	2,878,753
	5,217,124	4,182,526
Accumulated depreciation and amortization	(1,450,025)	(1,320,360)
Property and equipment, net	$3,767,099	$2,862,166

Software consisted of the following at October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
Software	$3,485,118	$2,878,753
Accumulated depreciation	(1,147,662)	(1,146,008)
Software, net	$2,337,456	$1,732,745

Depreciation expense for all Property and Equipment as well as the portion for just software is presented below for the three and six months ended October 31, 2018 and 2017:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Depreciation and Amortization Expense	$233,109	$131,669	$440,841	$256,751

Software Amortization Expense	$160,666	$112,522	$304,440	$220,129

The following is a schedule of estimated future amortization expense of software at October 31, 2018:

Year Ending April 30,
2019	$339,823
2020	630,841
2021	553,378
2022	460,380
2023	300,139
Thereafter	52,895
Total	$2,337,456

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Note 4. Courseware and Accreditation

Courseware costs capitalized were $28,721 for the six months ended October 31, 2018. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
Courseware	$325,286	$298,064
Accreditation	57,100	—
Accumulated amortization	(189,734)	(159,905)
Courseware, net	$192,652	$138,159

The Company incurred $57,100 in accreditation costs associated with intangible assets which were capitalized during the six months ended October 31, 2018.

Amortization expense of courseware for the three and six months ended October 31, 2018 and 2017:

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Amortization Expense	$15,960	$13,686	$31,331	$27,323

The following is a schedule of estimated future amortization expense of courseware at October 31, 2018:

Year Ending April 30,
2019	$36,070
2020	62,470
2021	35,505
2022	27,632
2023	22,079
Thereafter	8,896
Total	$192,652

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

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2.0 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. (See Note 8 and 11) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting. Subsequently the note was assigned to a third party.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Note 6. Commitments and Contingencies

Operating Leases

On September 18, 2017 the Company signed a six year lease for its corporate headquarters in New York, NY. The annum amount is $186,060, payable at a rate of $15,505 per month and then increased to $16,370 per month in December 2018.

In October 2018, the Company signed a 62 month lease beginning October 1, 2018 and expires on December 31, 2023 for our office located in Moncton, New Brunswick, Canada. The monthly rent is $13,241 CAD which is approximately $10,100 USD.

The Company leases office space for its developers in Dieppe, New Brunswick, Canada under a three year agreement commencing March 1, 2017. The monthly rent payment is $4,367 CAD which is approximately $3,200 USD. This lease is now terminated.

The Company leases office space for its Denver, Colorado location under a two year lease commencing January 1, 2017. The monthly rent payment is $10,756.

On December 5, 2017 the Company signed a 92 month lease for the campus located in Phoenix, Arizona. The operating lease granted eight initial months of free rent and had a monthly rent of $66,696 and increases after month 12. Related to this lease the Company produced a security deposit of $519,271, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona. The operating lease granted four initial months of free rent and had a base monthly rent of $10,718 and then increases 2% per year after.

United States University’s lease commenced July 1, 2016 and expires on June 30, 2022. The initial monthly base rent was $51,270 for the first 10 months and increase each year.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2018, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, Higher Education Management Group, Inc, (“HEMG”) and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the Securities and Exchange Commission (the “SEC”)  and the United States Department of Education (the “DOE”)  where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. The Company filed a proof of claim against the bankruptcy estate which included approximately $670,000 on the judgment and approximately $2.2 million from the misappropriation. The other creditor is a secured creditor which alleges it is owed the  principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create the security interest and that AGI has priority.

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

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021.

USU currently has provisional certification to participate in the Title IV Programs due to its acquisition by the Company. The provisional certification allows the school to continue to receive Title IV funding as it did prior to the change of ownership.

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

Because Aspen University and USU operate in a highly regulated industry, each may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Subsequent to a program review by the DOE during calendar year 2013, the Company recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In November 2013, the Company returned a total of $102,810 of Title IV funds to the DOE. In the two most recent fiscal years (2015 and 2016), Aspen's compliance audit reflected no material findings related to the 2013 program review findings.

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

Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit has been provided to the Department of Education by AGI since it assumed this obligation in its purchase of USU.

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

Note 7. Stockholders’ Equity

Preferred Stock

We are authorized to issue 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of October 31, 2018 and April 30, 2018, we had no shares of preferred stock issued and outstanding.

Common Stock

During the six months ended October 31, 2018, the Company issued 30,764 shares of common stock upon the cashless exercise of stock options.

During the six months ended October 31, 2018, the Company issued 26,807 shares of common stock upon the exercise of stock options and received proceeds of $60,102.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

On September 6, 2018, the Board approved 25,000 shares of restricted stock to the Chief Financial Officer. The stock vests over 36 months and the stock price was $7.17 on the date of the grant. The value of the compensation was approximately $180,000 and will be recognized over 36 months.

Treasury Stock

On July 19, 2018, AGI in simultaneous transactions repurchased 1,000,000 shares of common stock at $7.40 per share and re-sold the shares to a large well-known institutional money manager at $7.40 per share. The shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement dated July 18, 2018. The Purchaser  paid $30,000 to a broker-dealer in connection with the transaction. (See Note 9)

Warrants

A summary of the Company’s warrant activity during the six months ended October 31, 2018 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	650,847	$3.80	2.4	$2,581,450
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2018	650,847	$3.80	1.7	$1,496,480

Exercisable, October 31, 2018	650,847	$3.80	1.7	$1,496,480

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2018, there were no shares remaining under the Plan for future issuance. The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the period ended.

	October 31,
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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2018, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	2,979,510	$3.62	—	$16,558,373
Granted	560,000	7.55	—	—
Exercised	(72,643)	2.43	—	—
Forfeited	(31,251)	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2018	3,435,616	$4.25	3.06	$10,765,680

Exercisable, October 31, 2018	1,752,034	$2.62	2.23	$8,533,721

During the six months ended October 31, 2018, the Company issued 30,764 shares of common stock upon the cashless exercise of 45,836 stock options.

During the six months ended October 31, 2018, the Company issued 26,807 shares of common stock upon the exercise of stock option and received proceeds of $60,102.

On July 19, 2018, the Board granted 200,000 five year options to the Chief Executive Officer and 180,000 options to each of the Chief Operating Officer and Chief Academic Officer. The fair value per option was $2.56 or $1,433,600 for all 560,000 options granted. The exercise price is $7.55 per share. As of September 6, 2018, the Board approved 180,000 five-year options to the Chief Financial Officer and 50,000 five-year options to the Chief Accounting Officer. As required by the rules of the Nasdaq Stock market, both option grants are subject to shareholder approval at the next annual meeting of shareholders scheduled for December 13, 2018, which will be the measurement date for recording the transaction.

The Company recorded compensation expense of $515,291 for the six months ended October 31, 2018 in connection with employee stock options.

As of October 31, 2018, there was $2,440,436 of unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Note 8. Acquisition of USU

On December 1, 2017, USU acquired United States University and assumed certain liabilities from ESL. USU is a wholly owned subsidiary of AGI and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, AGI is referred to as the acquirer. AGI acquired the assets and assumed certain liabilities of ESL for a purchase price of approximately $14.8 million. The purchase consideration consisted of a cash payment of $2,500,000 less an adjustment for working capital of approximately $110,000 plus approximately $200,000 of additional costs paid to/on behalf of and for the benefit of the seller, a convertible note of $2,000,000 and 1,203,209 shares of AGI stock valued at the quoted closing price of $8.49 per share as of November 30, 2017. The stock consideration represents $10,215,244 of the purchase consideration.

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

OCTOBER 31, 2018

(Unaudited)

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

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the six months ended October 31, 2018 was $550,000.

Intangible assets consisted of the following at October 31, 2018 and April 30, 2018,

	October 31,	April 30,
	2018	2018

Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(1,008,333)	(458,333)
Net intangible assets	$9,091,667	$9,641,667

The expected benefits from the business acquisition will allow USU to achieve its vision of making college affordable again on a much broader scale along with providing various accreditations.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

Note 9. Related party

On July 19, 2018, AGI in simultaneous transactions repurchased 1,000,000 shares of common stock (the “Shares”) at $7.40 per share and re-sold the Shares to a large well-known institutional money manager (the “Purchaser”) at $7.40 per share. The Shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement. The Shares were sold to the Purchaser through Craig-Hallum Capital Group, LLC (“Craig Hallum”). Craig-Hallum acted as a dealer in this transaction and received an ordinary brokerage commission from the Purchaser.

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

The following table represents our revenues disaggregated by the nature and timing of services:

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Tuition - recognized over period of instruction	$7,442,392	$4,628,065	$14,076,232	$8,713,858
Course fees - recognized over period of instruction	539,665	147,386	1,000,876	226,268
Book fees - recognized at a point in time	26,251	24,460	50,465	38,413
Exam fee - recognized at a point in time	43,600	30,900	95,840	61,000
Service fees - recognized at a point in time	43,436	20,828	93,236	54,986

	$8,095,344	$4,851,639	$15,316,649	$9,094,525

Contract Balances and Performance Obligations

The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at October 31, 2018, was $3,445,306 which is future revenue that has not yet been earned for courses in progress. The Company has $1,181,939 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.

Of the total revenue earned during the six months ended October 31, 2018, approximately $1.8 million came from revenues which were deferred at April 30, 2018.

The Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

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

The Company had revenues from students outside the United States representing 1.7% and 2.2% of the revenues for the six months ended October 31, 2018 and 2017 respectively.

Note 11. Subsequent Events

Loan Agreement

On November 5, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Lender”). The Loan Agreement provides for a $5 million revolving credit facility (the “Facility”) evidenced by a revolving promissory note (the “Note”). Borrowings under the Loan Agreement will bear interest at 12% per annum. The Facility matures on November 4, 2021.

Pursuant to the terms of the Loan Agreement, the Company agreed to pay to the Lender a $100,000 one-time upfront facility fee. The Company also agreed to pay to the Lender a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. The Company has not borrowed any sum under the Facility.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

The Loan Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Loan Agreement and the Note, will be subordinated to the Facility.

Pursuant to the Loan Agreement, on November 5, 2018 the Company issued to the Lender warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share.

Payment of Convertible Note

On December 3, 2018, the Company made a scheduled payment of $1,000,000 of principal and $160,000 of accrued interest under the convertible note in the initial principal amount of $2,000,000 issued on December 1, 2017 (See Notes 5 and 8). The remaining $1,000,000 of principal amount outstanding under the Note will mature on December 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 13, 2018 with the Securities and Exchange Commission (the “SEC”).

All references to “we,” “our,” “us,” “the Company,” “AGI,” and “Aspen” refer to Aspen Group, Inc. and its subsidiaries, Aspen University Inc. (“Aspen University”), Aspen Nursing, Inc, (a subsidiary of Aspen University) and United States University Inc. (“USU”), unless the context otherwise indicates.

Company Overview

AGI is an education technology holding company. AGI has three subsidiaries, Aspen University, Aspen Nursing, Inc. and USU. On March 13, 2012, the Company acquired Aspen University. On December 1, 2017, the Company acquired USU.

AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.

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

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”)program ($375/month).

Additionally, Aspen University began its first semester in July 2018 for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, Aspen recently announced it will offer both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. In September 2018, Aspen announced the signing of a memorandum of understanding to open a second campus in the Phoenix metro in partnership with Honor Health, currently projected to launch in mid-2019.

Aspen’s innovative hybrid (online/on-campus) pre-licensure BSN program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

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

AGI Student Population Overview

Aspen University’s total active degree-seeking student body* grew 26% year-over-year from 5,641 to 7,107 as of October 31, 2018. Aspen’s School of Nursing grew 34% year-over-year, from 4,068 to 5,466 active students, which includes 157 students in the BSN Pre-Licensure program in Phoenix, AZ.

USU’s total active degree-seeking student body grew sequentially from 684 to 843 students or a sequential increase of 23%.

———————

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

AGI New Student Enrollments

AGI delivered a company record of 1,565 new student enrollments for the fiscal 2019 second quarter, a 19% increase sequentially and a 50% increase year-over-year.

Aspen University accounted for 1,294 new student enrollments (includes 133 Doctoral enrollments and 57 Pre-licensure BSN AZ campus enrollments), while United States University (“USU”) accounted for 271 new student enrollments (primarily FNP enrollments).

Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	New Student Enrollments								EAs	Enrolls/ Month/EA
	Q2’18		Q3’18		Q4’18	Q1’19	Q2’19
Aspen (Nursing + Other)	1,044	[1]	972	[1]	980	882	1,104		50	7.4
Aspen (Doctoral)					116	118	133		6	7.4
Aspen (Pre-Licensure BSN, AZ Campus)						93	57	[2]	3	6.3
USU (FNP + Other)					177	221	271		13	6.9
Total	1,044		972		1,273	1,314	1,565		72

———————

1Included doctoral enrollments

2New enrollments in this program were intentionally limited due to the current wait list

Aspen University’s traditional fully-online degree programs (not including campus) delivered 1,237 enrollments (Nursing + Other and Doctoral) in the quarter compared to 1,044 (Nursing + Other and Doctoral) in the prior year period, a 18% increase year-over-year. Aspen University’s traditional fully-online enrollment center ended the quarter with 56 Enrollment Advisors (“EAs”) (50 Nursing + Other, 6 Doctoral) as compared to 49 EAs in the prior year period, representing growth of 14%. Overall, AGI grew its enrollment center from 49 to 72 EAs year-over-year, representing growth of 47%.

The average enrollments per month, per EA, by degree unit in the quarter were as follows; 1) Aspen Nursing + Other: 7.4/month/EA, 2) Aspen Doctoral: 7.4/month/EA, 3) Aspen Pre-Licensure BSN AZ Campus: 6.3/month/EA, and 4) USU FNP + Other: 6.9/month/EA.

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period depending on the degree program, and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 35% year-over-year, from 3,752 to 5,074. Those 5,074 students paying through a monthly payment method represent 71% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 399 to 514 students sequentially. Those 514 students paying through a monthly payment method represent 61% of USU’s total active student body.

In total, 5,588 active students or 70% of AGI’s total active student body of 7,950 are paying through a monthly payment method.

The total contractual value of AGI’s monthly payment plan students, assuming each student completes the degree program in which he or she has enrolled, now exceeds $45 million which currently delivers monthly recurring tuition cash payments consistently exceeding $1,300,000.

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

The current Marketing Efficiency Ratio (cost-per-enrollment/revenue-per-enrollment) for our three degree units*** is reflected in the below table:

	Enrollments	Cost-of Enrollment*	LTV		MER
Aspen (Nursing + Other)	1,104	$1,317	$7,350		5.6X
Aspen (Doctoral)	133	$2,143	$12,600		5.9X
USU (FNP + Other)	271	$1,517	$17,820	**	11.7X

———————

*Based on 6-month rolling average

**LTV for USU’s MSN-FNP Program

***LTV projections are not yet available for the new BSN pre-licensure campus unit

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

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

Aspen University began its first semester in July 2018 for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, Aspen recently announced it will offer both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, Aspen announced the signing of a memorandum of understanding to open a second campus in the Phoenix metro area in partnership with Honor Health, currently projected to launch in mid-2019.

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

Following the start of Aspen’s second semester (November 2018) for the day program, there are now 138 total active students in the day program. Aspen anticipates approximately 85 new students will enroll in the inaugural January semester for the evening/weekend program. Consequently Aspen is projecting to end the fiscal third quarter (ending January 31, 2019) with approximately 223 students in the pre-licensure BSN program, including both the day and evening/weekend programs.

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 for Aspen University to a net number of $11,853,027 at October 31, 2018 for both universities. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

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

The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, his or her account will be settled, either through attempts to collect the balance or disbursement of the amount owed by the student.

Aspen University students paying tuition and fees through a monthly payment method grew by 35% year-over-year, from 3,752 to 5,074. Those 5,074 students paying through a monthly payment method represent 71% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 399 to 514 students sequentially. Those 514 students paying through a monthly payment method represent 61% of USU’s total active student body.

In total, 5,588 active students or 70% of AGI’s total active student body of 7,950 are paying through a monthly payment method.

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

Gross accounts receivable (before allowance for doubtful accounts) were $12,589,130 at October 31, 2018, an increase of $2,428,744 from July 31, 2018. The amount of the increase was affected, in part because new courses started on October 30, 2018. The charges for those courses were invoiced and included in accounts receivable but there was only two days before the end of the reporting quarter so there were minimal collections. At October 31, 2018, the allowance for doubtful accounts was $736,103 which represents 5.9% of the gross accounts receivable balance of $12,589,130, the sum of both short-term and long-term receivables. Many aged students’ accounts were written off against the allowance in the year ended April 30, 2018, after which management then increased the allowance for both Aspen University and USU to its current level at October 31, 2018.

The Introduction of Long-Term Accounts Receivable

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an account receivable as the student does have the option to stop attending. As a student takes a class, revenue is earned over that eight week class. Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At October 31, 2018 and April 30, 2018, those balances were $1,812,629 and $1,315,050, respectively.

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
The Sum of A, B and C will equal the total student cost of the program.

Results of Operations

For the Quarter Ended October 31, 2018 Compared with the Quarter Ended October 31, 2017

Revenue

Revenue from operations for the three months ended October 31, 2018 (“2018 Quarter”) increased to $8,095,344 from $4,851,639 for the three months ended October 31, 2017 (“2017 Quarter”), an increase of $3,243,705 or 67%. USU revenues contributed nearly 19% of the quarterly revenues for the Company, while Aspen’s new BSN pre-licensure program contributed a small but rapidly growing amount of revenues in the quarter given the first semester began on July 10, 2018. The Company expects USU and Aspen University’s BSN pre-licensure units to account for more than a quarter of revenue by the end of the fiscal year.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Quarter rose to $1,586,904 from $843,811 for the 2017 Quarter, an increase of $743,093 or 88%. Instructional costs and services represented 20% of revenue in the 2018 Quarter as compared to 17% in the 2017 Quarter. Instructional costs and services grew from a combination of increased enrollments at Aspen University as well as the inclusion of USU.

Aspen University instructional costs and services represented 17% of Aspen University revenues for the 2018 quarter, while USU instructional costs and services equaled 29% of USU revenues during the 2018 quarter.  USU’s instructional costs and services as a percentage of revenue have declined over time, for example, from 33% in the quarter ended July 31, 2018.

Marketing and Promotional

Marketing and promotional costs for the 2018 Quarter were $2,248,611 compared to $1,020,848 for the 2017 Quarter, an increase of $1,227,763 or 120%. Aspen University marketing and promotional costs represented 25% of Aspen University revenues for the 2018 quarter, while USU marketing and promotional costs equaled 27% of USU revenues during the 2018 quarter. Aspen University’s increase in marketing and promotional costs as a percentage of revenue was primarily a result of increasing internet advertising from about $325,000 a month in the 2017 Quarter to $530,000 a month in the 2018 Quarter. AGI contributed $205,969 of marketing and promotional costs, primarily related to the outside sales force that supports both universities. There is no comparable expense for this sales force for the 2017 Quarter, as it was launched in the quarter ended January 31, 2018.

Gross profit fell to 50% of revenues or $4,083,951 for the 2018 Quarter from 59% of revenues or $2,860,772 for the 2017 Quarter. Aspen University gross profit represented 58% of Aspen University revenues for the 2018 quarter, while USU gross profit equaled 44% of USU revenues during the 2018 quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2018 Quarter were $6,210,411 compared to $3,166,391 during the 2017 Quarter, an increase of $3,044,020 or 96%. Aspen University general and administrative costs which are included in the above amount represented 48% of Aspen University revenues for the 2018 Quarter. Aspen University’s increase in general and administrative costs was primarily a result of increasing the enrollment center and academic operations personnel to support increased enrollment. USU general and administrative costs equaled 101% of USU revenues during the 2018 Quarter. There were no USU costs in the 2017 Quarter since we acquired it on December 1, 2017.

AGI general and administrative costs for the 2018 Quarter which are  included in the above amount equaled approximately $1.54 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Quarter increased to $524,067 from $145,355 for the 2017 Quarter, an increase of $378,712 or 261%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired in the USU acquisition. AGI is making capital investments in the Phoenix campus and those investments will continue to become a bigger percentage of the overall depreciation expense. Similarly, AGI continues to invest in proprietary software for both universities which will contribute to future depreciation costs.

Other Income, net

Other income, net for the 2018 Quarter decreased to ($430) from ($156,785) in the 2017 Quarter, a decrease of $156,355 or 100%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for the 2018 Quarter was ($2,475,079) as compared to a net loss of ($481,551) for the 2017 Quarter, an increase in the loss of $1,993,528 or 414%.  Net loss per share was ($0.13) as compared to a ($0.04) loss in the comparable prior year period. Aspen University generated $0.4 million of net income for the 2018 Quarter, USU experienced a net loss of $1.1 million during the 2018 Quarter, while AGI corporate contributed $1.8 million of expenses for the 2018 Quarter

For the Six Months Ended October 31, 2018 Compared with the Six Months Ended October 31, 2017

Revenue

Revenue from operations for the six months ended October 31, 2018 (“2018 Period”) increased to $15,316,649 from $9,094,525 for the six months ended October 31, 2017 (“2017 Period”), an increase of $6,222,124 or 68%.

USU revenues contributed nearly 18% of revenues for the Company for the 2018 Period, while Aspen’s new BSN pre-licensure program contributed an immaterial amount of revenues in the 2018 Period given the first semester began on July 10, 2018. The Company expects USU and Aspen University’s BSN pre-licensure units to account for more than a quarter of revenue by the end of the fiscal year.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2018 Period rose to $3,151,840 from $1,696,869 for the 2017 Period, an increase of $1,454,971 or 86%. Instructional costs and services represented 21% of revenue in the 2018 Period as compared to 19% in the 2017 Period. Instructional costs and services grew from a combination of increased enrollments at Aspen University as well as the inclusion of USU.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the 2018 Period, while USU instructional costs and services equaled 31% of USU revenues during the 2018 Period.

Marketing and Promotional

Marketing and promotional costs for the 2018 Period were $4,436,067 compared to $1,920,281 for the 2017 Period, an increase of $2,515,786 or 131%. Aspen University marketing and promotional costs represented 26% of Aspen University revenues for the 2018 Period, while USU marketing and promotional costs equaled 27% of USU revenues during the 2018 Period. Aspen University’s increase in marketing and promotional costs as a percentage of revenue was primarily a result of increasing monthly internet advertising spend from approximately $325,000 in the 2017 Period to $530,000 in the 2018 Period. AGI contributed $432,054 of marketing and promotional costs, primarily related to the outside sales force that supports both universities. There is no comparable expense for this sales force in the 2017 Period, as it was launched in the quarter ended January 31, 2018.

Gross profit fell to 48% of revenues or $7,393,719 for the 2018 Period from 58% of revenues or $5,229,922 for the 2017 Period. Aspen University gross profit represented 56% of Aspen University revenues for the 2018 Period, while USU gross profit equaled 42% of USU revenues during the 2018 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2018 Period were $12,034,543 compared to $6,297,725 during the 2017 Period, an increase of $5,736,818 or 91%. Aspen University general and administrative costs which are included in the above amount represented 49% of Aspen University revenues for the 2018 Period. Aspen University’s increase in general and administrative costs was primarily a result of increasing the enrollment and academic operations personnel to accommodate increased enrollment. USU general and administrative costs equaled 108% of USU revenues during the 2018 Period. There were no USU costs during the 2018 period.

AGI general and administrative costs for the 2018 Period which is included in the above amount equaled approximately $2.86 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2018 Period increased to $1,022,172 from $284,074 for the 2017 Period, an increase of $738,098 or 260%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU. AGI is making capital investments in the Phoenix campus and those investments will continue to become a bigger percentage of the overall depreciation expense. Similarly, AGI continues to invest in proprietary software for both universities which will contribute to future depreciation costs.

Other Income, net

Other income, net for the 2018 Period increased to $15,619 from ($144,205) in the 2017 Period, an increase of $159,824 or 111%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for 2018 Period was ($5,312,354) as compared to a net loss of ($1,248,629) for the 2017 Period, an increase of $4,063,725 or 325%. Net loss per share was ($0.29) as compared to a ($0.09) loss in the comparable prior year period. Aspen University generated $0.4 million of operating income for the 2018 Period, USU experienced an operating loss of $2.3 million during the 2018 Period, while AGI corporate contributed $3.4 million of operating expenses for the 2018 Period.

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

AGI defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below including non-recurring charges of $118,872. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature or non recurring costs that affect comparability.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended
	October 31,
	2018	2017

Net loss	$(2,475,079)	$(481,551)
Interest expense	41,922	156,785
Taxes	9,276	—
Depreciation & amortization	524,067	145,355
EBITDA (loss)	(1,899,814)	(179,411)
Bad debt expense	171,084	22,500
Acquisition expense	—	99,065
Non-recurring charges	118,872	137,717
Stock-based compensation	305,315	144,624
Adjusted EBITDA (Loss)	$(1,304,543)	$224,495

EBITDA and Adjusted EBITDA as a percentage of revenue declined over the past two quarters, primarily as a result of increased spending on marketing and general and administrative expenses. These expenses were incurred to stimulate and support increased enrollment at both universities, and to launch the Aspen University campus in Phoenix. Adjusted EBITDA improved to a loss in the second quarter of $1,304, 543 from a loss of $1,778,372 in the first quarter. The Company expects continued improvement in Adjusted EBITDA for the remainder of this fiscal year.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Six Months Ended
	October 31,
	2018	2017

Net cash used in operating activities	$(5,487,423)	$(1,673,058)
Net cash used in investing activities	(1,431,598)	(565,973)
Net cash (used in) provided by financing activities	30,270	4,862,508
Net (decrease) increase in cash	$(6,888,751)	$2,623,477

Net Cash (Used in) Operating Activities

Net cash used in operating activities during the 2018 Period totaled ($5,487,423) and resulted primarily by the net loss from ($5,312,354), offset by approximately $1,838,637 in non-cash items and approximately $2,013,707 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $4,028,143 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $1,022,172 and stock-based compensation expense of $515,291.

Net cash used in operating activities during the 2017 Period totaled ($1,673,058) and resulted primarily from a net loss of operations of ($1,248,629) and a net change in operating assets and liabilities of ($1,097,927), both offset by non-cash items of $673,498. The most significant change in operating assets and liabilities was an increase of $2,137,055 in accounts receivable, reflecting the expansion of the monthly payment plan. The most significant non-cash item was $303,924 for stock compensation expense.

Net Cash (Used in) Investing Activities

Net cash used in investing activities during the 2018 Period totaled ($1,431,598) mostly attributed to investments in courseware and the purchase of property and equipment as we build up our campus.

Net cash used in investing activities during the 2017 Period totaled ($565,973), reflecting primarily fixed asset and courseware purchases.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2018 Period totaled $30,270 which reflects stock option exercise proceeds net of payment of offering costs.

Net cash provided by financing activities during the 2017 Period totaled $4,862,508 reflecting the net proceeds of $4,780,572 from the senior secured term loan.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is cash receipts from tuition and the sale securities. The primary uses of cash are payroll related expenses, professional expenses, and instructional and marketing expenses.

As of December 10, 2018, the Company had bank balances of approximately $6.2 million. This amount does not reflect the reduction for outstanding checks. With its existing cash and its line of credit, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures for at least the next 12 months. Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

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

For accounts receivable from students, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. Aspen applies allowances to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

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

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the USU assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding our future revenues and expenses, growth in student body, including future organic/referral enrollments, future investments including in our new pre-licensure BSN program and the expectations from that program, improvement in Adjusted EBITDA, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the continued effectiveness of our online marketing, how students react to our hybrid pre-licensure BSN program over time, unanticipated issues with launching our second campus, failure to continue obtaining students at low acquisition costs and keeping teaching costs down.  Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended April 30, 2018 and prospectus supplement dated April 19, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Our evaluation excluded USU which was acquired in December 2017. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. The assets of United States University, Inc., excluding intangible assets and goodwill, represent approximately10% of total consolidated assets of the Company and the revenues of United States University, Inc. represent approximately 18% of consolidated revenues of the Company for the six months ended October 31, 2018.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, except as discussed in Note 6, we are not aware of any pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Aspen Group, Inc.

December 10, 2018	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

December 10, 2018	By:	/s/ Joseph Sevely
Joseph Sevely
Chief Financial Officer
(Principal Financial Officer)

December 10, 2018	By:	/s/ Janet Gill
Janet Gill
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
4.1	Warrant to purchase 92,049 shares of common stock of Aspen Group, Inc., dated November 5, 2018	8-K	11/5/18	4.1
4.2	Convertible Note dated December 1, 2017	8-K	12/1/17	4.1
10.1	Loan Agreement by and between the Company and Leon Cooperman Family Foundation, dated November 5, 2018	8-K	11/5/18	10.1
10.2	Revolving Promissory Note, dated November 5, 2018	8-K	11/5/18	10.2
10.3	Employment Agreement dated September 11, 2018 - Joseph Sevely***	8-K	9/12/18	10.1
10.4	Employment Agreement dated September 11, 2018 - Janet Gill***	8-K	9/12/18	10.2
10.5	Securities Purchase Agreement as of July 19, 2018, between Aspen Group, Inc. and Educación Significativa, LLC	8-K	7/19/18	10.1
10.6	Underwriting Agreement, dated as of April 19, 2018, by and between Aspen Group, Inc. and Roth Capital Partners, LLC	8-K	4/19/18	1.1
10.7	Amendment No. 10 to the Aspen Group, Inc. 2012 Equity Incentive Plan	8-K	3/22/18	10.1
10.8	2012 Equity Incentive Plan, as amended***	10-Q	3/15/18	10.11
10.9	Form of Registration Rights Waiver	10-Q	9/14/17	10.4
10.10	Loan and Security Agreement dated July 25, 2017*	8-K	7/28/17	10.1
10.11	Registration Rights Agreement dated July 25, 2017	8-K	7/28/17	10.2
10.12	Warrant Agreement dated July 25, 2017*	8-K	7/28/17	10.3
10.13	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.14	Employment Agreement dated June 11, 2017 – St. Arnauld***	10-K	7/25/17	10.5
10.15	Form Waiver of Registration Rights	8-K	5/30/17	10.1
10.16	Asset Purchase Agreement dated May 13, 2017*	8-K	5/18/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

***

Management contract or compensatory plan or arrangement.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.