Form 10-Q
period 2019-01-31
ASPEN GROUP, INC.
filed 2019-03-11
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38175

Aspen Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1933597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Fifth Avenue, Suite 505, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrants telephone number: (646) 448-5144

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding as of March 11, 2019
Common Stock, $0.001 par value per share	18,489,202 shares

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2019	2018
	(unaudited)
Assets

Current assets:
Cash	$4,197,235	$14,612,559
Restricted cash	192,692	190,506
Accounts receivable, net of allowance of $903,450 and $468,174, respectively	9,278,751	6,802,723
Prepaid expenses	343,215	199,406
Other receivables	79,235	184,569
Total current assets	14,091,128	21,989,763

Property and equipment:
Call center equipment	173,077	140,509
Computer and office equipment	301,548	230,810
Furniture and fixtures	1,310,139	932,454
Software	3,869,750	2,878,753
	5,654,514	4,182,526
Less accumulated depreciation and amortization	(1,622,908)	(1,320,360)
Total property and equipment, net	4,031,606	2,862,166
Goodwill	5,011,432	5,011,432
Intangible assets, net	8,816,667	9,641,667
Courseware and accreditation, net	179,154	138,159
Accounts receivable, secured - net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	2,568,532	1,315,050
Debt issue cost, net	330,414	—
Other assets	607,812	584,966

Total assets	$35,682,074	$41,588,532

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31,	April 30,
	2019	2018
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,709,233	$2,227,214
Accrued expenses	570,806	658,854
Deferred revenue	2,699,227	1,814,136
Refunds due students	1,370,060	815,841
Deferred rent, current portion	18,818	8,160
Convertible notes payable, current portion	1,050,000	1,050,000
Other current liabilities	291,703	203,371
Total current liabilities	7,709,847	6,777,576

Convertible note	—	1,000,000
Deferred rent	705,420	77,365
Total liabilities	8,415,267	7,854,941

Commitments and contingencies - See Note 6

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 issued and outstanding at January 31, 2019 and April 30, 2018	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized,18,505,869 issued and 18,489,202 outstanding at January 31, 2019, 18,333,521 issued and 18,316,854 outstanding at April 30,2018	18,506	18,334
Additional paid-in capital	67,758,344	66,557,005
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(40,440,043)	(32,771,748)
Total stockholders’ equity	27,266,807	33,733,591

Total liabilities and stockholders’ equity	$35,682,074	$41,588,532

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues	$8,494,627	$5,701,958	$23,811,275	$14,796,483

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,076,980	2,665,664	11,664,887	6,282,814
General and administrative	6,284,041	4,677,359	18,318,061	10,975,085
Depreciation and amortization	555,292	347,894	1,577,464	631,969
Total operating expenses	10,916,313	7,690,917	31,560,412	17,889,868

Operating loss	(2,421,686)	(1,988,959)	(7,749,137)	(3,093,385)

Other income (expense):
Other income	142,180	46,179	240,074	88,067
Gain on extinguishment of warrant liability	—	52,500	—	52,500
Interest expense	(76,434)	(257,665)	(159,232)	(443,757)
Total other income (expense), net	65,746	(158,986)	80,842	(303,190)

Loss before income taxes	(2,355,940)	(2,147,945)	(7,668,295)	(3,396,575)

Income tax expense (benefit)	—	—	—	—

Net loss	$(2,355,940)	$(2,147,945)	$(7,668,295)	$(3,396,575)

Net loss per share allocable to common stockholders – basic and diluted	$(0.13)	$(0.15)	$(0.42)	$(0.25)

Weighted average number of common shares outstanding: basic and diluted	18,398,095	14,491,634	18,350,360	13,862,992

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

			Additional			Total
For the nine months ended	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
January 31, 2019	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	866,129	—	—	866,129
Common stock issued for cashless stock options exercised	86,635	87	(87)	—	—	—
Common stock issued for stock options exercised for cash	49,792	49	110,094	—	—	110,143
Relative fair value of warrants issued with debt	—	—	255,071	—	—	255,071
Common stock issued for cashless warrant exercise	35,921	36	(36)	—	—	—
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss, for the nine months ended January 31, 2019	—	—	—	—	(7,668,295)	(7,668,295)
Balance at January 31, 2019 (Unaudited)	18,505,869	$18,506	$67,758,344	$(70,000)	$(40,440,043)	$27,266,807

			Additional			Total
For the three months ended	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
January 31, 2019	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at October 31, 2018 (Unaudited)	18,391,092	$18,391	$67,102,509	$(70,000)	$(38,084,103)	$28,966,797

Stock-based compensation	—	—	350,838	—	—	350,838
Common stock issued for cashless stock options exercised	55,871	56	(56)	—	—	—
Common stock issued for stock options exercised for cash	22,985	23	50,018	—	—	50,041
Relative fair value of warrants issued with debt	—	—	255,071	—	—	255,071
Common stock issued for cashless warrant exercise	35,921	36	(36)	—	—	—
Net loss, for the three months ended January 31, 2019	—	—	—	—	(2,355,940)	(2,355,940)
Balance at January 31, 2019 (Unaudited)	18,505,869	$18,506	$67,758,344	$(70,000)	$(40,440,043)	$27,266,807

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

			Additional			Total
For the nine months ended	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
January 31, 2018	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Fees associated with equity raise	—	—	(14,033)	—	—	(14,033)
Restricted stock issued for services	10,000	10	88,690	—	—	88,700
Stock-based compensation	—	—	466,468	—	—	466,468
Common stock issued for acquisition	1,203,209	1,203	10,214,041	—	—	10,215,244
Common stock issued for cashless warrant exercise	162,072	162	(162)	—	—	—
Common stock issued for warrants exercised for cash	79,442	79	196,301	—	—	196,380
Common stock issued for stock options exercised	113,597	114	402,382	—	—	402,496
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Net loss, for the Nine months ended January 31, 2018	—	—	—	—	(3,396,575)	(3,396,575)
Balance at January 31, 2018 (Unaudited)	15,072,332	$15,072	$45,439,538	$(70,000)	$(29,107,262)	$16,277,348

			Additional			Total
For the three months ended	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
January 31, 2018	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at October 31, 2017 (Unaudited)	13,613,996	$13,613	$34,471,602	$(70,000)	$(26,959,317)	$7,455,898

Fees associated with equity raise	—	—	(9,326)	—	—	(9,326)
Restricted stock issued for services	10,000	10	88,690	—	—	88,700
Stock-based compensation	—	—	162,544	—	—	162,544
Common stock issued for acquisition	1,203,209	1,203	10,214,041	—	—	10,215,244
Common stock issued for cashless warrant exercise	83,544	83	(83)	—	—	—
Common stock issued for warrants exercised for cash	64,584	65	162,717	—	—	162,782
Common stock issued for stock options exercised	96,999	98	349,353	—	—	349,451
Net loss, for the three months ended January 31, 2018	—	—	—	—	(2,147,945)	(2,147,945)
Balance at January 31, 2018 (Unaudited)	15,072,332	$15,072	$45,439,538	$(70,000)	$(29,107,262)	$16,277,348

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine months ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,668,295)	$(3,396,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	480,066	298,144
Gain on extinguishment of warrant liability	—	(52,500)
Depreciation and amortization	1,577,464	631,969
Stock-based compensation	866,129	466,468
Loss on asset disposition	—	27,590
Amortization of debt discounts	—	99,726
Amortization of debt issue costs	24,657	—
Amortization of prepaid shares for services	8,285	37,039
Changes in operating assets and liabilities:
Accounts receivable	(4,209,576)	(4,534,118)
Prepaid expenses	(152,094)	(59,451)
Accrued interest receivable	—	(45,400)
Other receivables	105,334	(152,398)
Other assets	(22,846)	(528,789)
Accounts payable	(517,981)	366,044
Accrued expenses	(88,048)	218,476
Deferred rent	638,713	22,087
Refunds due students	554,219	420,146
Deferred revenue	885,091	2,340,461
Other liabilities	88,332	186,134
Net cash used in operating activities	(7,430,550)	(3,654,947)

Cash flows from investing activities:
Purchases of courseware and accreditation	(89,573)	(33,369)
Purchases of property and equipment	(1,873,326)	(1,171,473)
Proceeds from promissory note receivable	—	900,000
Cash paid in asset acquisition	—	(2,589,719)
Proceeds from promissory note interest receivable	—	53,400
Net cash used in investing activities	(1,962,899)	(2,841,161)

Cash flows from financing activities:
Disbursements for equity offering costs	(29,832)	(14,033)
Repayment of convertible note payable	(1,000,000)	—
Proceeds from senior secured term loan	—	7,500,000
Proceeds of warrant and stock options exercised	110,143	598,876
Purchase of treasury stock	(7,370,000)	—
Re-sale of treasury stock	7,370,000	—
Offering costs paid on debt financing	(100,000)	(351,366)
Net cash provided by (used in) financing activities	(1,019,689)	7,733,477

Net increase (decrease) in cash and cash equivalents	(10,413,138)	1,237,369
Cash, restricted cash, and cash equivalents at beginning of period	14,803,065	2,756,217
Cash and cash equivalents at end of period	$4,389,927	$3,993,586

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the
	Nine months ended
	January 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$163,139	$316,781
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of revolving credit facility	$255,071	$—
Warrants issued as part of senior secured loan	$—	$478,428
Assets acquired net of liabilities assumed for non-cash consideration	$—	$12,215,244

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the
	Nine months ended
	January 31,
	2018	2017
Cash	$4,197,235	$3,803,080
Restricted cash	192,692	190,506
Total cash and restricted cash	$4,389,927	$3,993,586

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has three subsidiaries. They are Aspen University, Inc. (“Aspen University”) organized in 1987, Aspen Nursing, Inc. (a subsidiary of Aspen University) and United States University, Inc. (“USU”) formed in May 2017. USU was the vehicle we used to acquire United States University on December 1, 2017. (See Note 8). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context illustrates.

AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. In 2014, Aspen University unveiled a monthly payment plan aimed at reversing the college-debt sentence plaguing working-class Americans. The monthly payment plan offers Aspen University bachelor students (except RN to BSN) the opportunity to pay their tuition at $250/month for 72 months ($18,000), nursing bachelor students (RN to BSN) $250/month for 39 months ($9,750), master students $325/month for 36 months ($11,700) and doctoral students $375/month for 72 months ($27,000), interest free, thereby giving students a monthly payment tuition payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the RN to BSN program ($250/month), MBA/M.A.Ed/MSN programs ($325/month), and the MSN-FNP program ($375/month).

Additionally, Aspen University began its first semester in July 2018 for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, Aspen University began offering both day (July, November, and March semesters) and evening/weekend (January, May, and September semesters) programs in January 2019, equaling six semester starts per year. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000.

Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the U.S. Department of Education (the “DOE”). In February 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years through January 2024.

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”). In March 2019, the Company was informed of WSCUC’s formal acceptance of USU’s Special Visit Review which resulted in confirmation of the university’s accreditation.

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the AGI ownership change of control on December 1, 2017.

Basis of Presentation

A. Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the nine months ended January 31, 2019 and 2018, our cash flows for the nine months ended January 31, 2019 and 2018, and our financial position as of January 31, 2019 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

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

B. Liquidity

At January 31, 2019, the Company had a cash balance of $4,197,235 with an additional $192,692 in restricted cash.

In April 2018, the Company raised $23,023,000 in equity through the sale of 3,220,000 shares at $7.15 per share. With the proceeds, the Company repaid a $7.5 million senior secured term loan.

On November 5, 2018 the Company entered into a three year, senior unsecured revolving credit facility. There is currently no outstanding balance under that facility.

The Company paid $1,160,000 of principal and accrued interest related to a convertible note on December 3, 2018, as explained in Note 5. The Company also anticipates ongoing investment spending, including an expected investment of approximately $600,000 related to the new campus for its Pre-Licensure BSN Program with Honor Health.

During the nine months ending January 31, 2019 the Company used cash of $10,413,138, which included using $7,430,550 in operating activities. The Company expects revenue growth to continue, and expenses to grow at a slower pace. As a result, the Company expects cash used in operations to decline in future quarters as compared to the quarter ending January 31, 2019.

As disclosed in more detail in Note 11 subsequent events, in March 2019, the Company entered into loan agreements and received proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loan for an additional 12 months by paying a 1% one-time extension fee. Also, on February 25, 2019, the Company repaid the remaining $1 million of principal and paid $80,000 of interest under the convertible note due December 1, 2019, which was the final payment due from the acquisition of USU. (See Note 11)

The Company has considered its liquidity position and believes its current resources are adequate to meet anticipated liquidity needs.

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

JANUARY 31, 2019

(Unaudited)

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2019 and April 30, 2018. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2019. As of January 31, 2019 and April 30, 2018, there were deposits totaling $4,016,715 and $14,422,499 respectively, held in two separate institutions greater than the federally insured limits.

Restricted cash consists of $120,864 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease and $71,828 which is collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. (See Note 6)

Goodwill and Intangibles

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 70% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen will have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

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

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note 10)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At January 31, 2019 and April 30, 2018, those balances are $2,568,532 and $1,315,050, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal. Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

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

JANUARY 31, 2019

(Unaudited)

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

Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under topic 606, this tuition revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See note 10)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

The Company had revenues from students outside the United States representing 1.7% and 2.1% of the revenues for the nine months ended January 31, 2019 and 2018 respectively.

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $6,759,065 and $3,388,996 for the nine months ended January 31, 2019 and 2018, respectively and are included in cost of revenues.

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

JANUARY 31, 2019

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 3,651,448 and 2,978,010 common shares, warrants to purchase 678,521 and 650,847 common shares, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 common shares) were outstanding at January 31, 2019 and April 30, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. Additionally, the Company had a $2 million dollar convertible note of which $1,000,000 was paid in December of 2018 and the remaining $1,000,000 was paid in February 2019 (See Note 11). The $1,000,000 paid in February 2019 would have been convertible on December 1, 2019. Had the $1 million been convertible on January 31, 2019, based on the conversion formula applied to that date, the total shares issuable under the convertible note were approximately 209,000 shares of common stock but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

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

Recent Accounting Pronouncements

The company has early adopted FASB ASU 2017-11, which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative. If such a feature is triggered the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income. The value recognized as a dividend is not subsequently remeasured, but in instances where the feature is triggered multiple times each instance is recognized.

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after January 31, 2019, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and believes the impact of this guidance will not be material to the Company’s consolidated financial statements upon implementation on February 1, 2019.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its consolidated financial statements when implemented on February 1, 2019.

Note 3. Property and Equipment

As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
Call center hardware	$173,077	$140,509
Computer and office equipment	301,548	230,810
Furniture and fixtures	1,310,139	932,454
Software	3,869,750	2,878,753
	5,654,514	4,182,526
Accumulated depreciation	(1,622,908)	(1,320,360)
Property and equipment, net	$4,031,606	$2,862,166

Software consisted of the following at January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
Software	$3,869,750	$2,878,753
Accumulated depreciation	(1,235,213)	(1,146,008)
Software, net	$2,634,537	$1,732,745

Depreciation expense for all Property and Equipment as well as the portion for just software is presented below for the three and nine months ended January 31, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Depreciation Expense	$263,045	$150,596	$703,886	$407,346

Software Depreciation Expense	$178,459	$121,695	$482,153	$341,825

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

The following is a schedule of estimated future amortization expense of software at January 31, 2019:

Year Ending April 30,
2019	$192,572
2020	720,675
2021	648,229
2022	558,755
2023	398,514
Thereafter	115,792
Total	$2,634,537

Note 4. Courseware and Accreditation

Courseware costs capitalized were $32,473 for the nine months ended January 31, 2019. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
Courseware	$326,037	$298,064
Accreditation	57,100	—
Accumulated amortization	(203,983)	(159,905)
Courseware, net	$179,154	$138,159

The Company incurred $57,100 in accreditation costs associated with intangible assets which were capitalized during the nine months ended January 31, 2019.

Amortization expense of courseware for the three and nine months ended January 31, 2019 and 2018:

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Amortization Expense	$17,249	$13,966	$48,578	$41,289

The following is a schedule of estimated future amortization expense of courseware at January 31, 2019:

Year Ending April 30,
2019	$19,110
2020	63,220
2021	36,255
2022	28,382
2023	22,829
Thereafter	9,358
Total	$179,154

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Note 5. Convertible Notes and Revolving Credit Facility

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into common shares of the Company at the rate of $12.00 per share. The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common shares on the note issue date. This loan (now a convertible promissory note) was originally due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder. However, this $50,000 note is derived from $200,000 of loans made to Aspen University prior to 2011, which was prior to the merger of Aspen University and EGC, the acquisition vehicle led by Michael Mathews, the Company’s current Chairman and Chief Executive Officer. The bankruptcy judge in the HEMG bankruptcy proceedings has recently ruled that the Company may pursue remedies for these undisclosed loans. (See Note 6)

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2,000,000 convertible note (the “Note”) was issued, bearing 8% annual interest that matured over a two-year period after the closing. (See Note 8 and 11) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note would have been convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting.

On December 1, 2018 the Company paid scheduled principal and interest on the Note of $1,160,000.  As of January 31, 2019 the Company had an outstanding balance of $1,000,000 on the note.  On February 25, 2019, the Company prepaid the remaining balance of the Note (See Note 11).

Revolving Credit Facility

On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Lender”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the “Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement will bear interest at 12% per annum. The Facility matures on November 4, 2021.

Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay to the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. The Company has not borrowed any sum under the Facility.

The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.

Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071. The relative fair value of the warrants along with the Facility fee were treated as debt issue assets to be amortized over the term of the loan.

As more fully explained in Note 11, the Credit Facility Agreement was amended and restated in March 2019, to provide among other things that the Company’s obligations thereunder shall be secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable and certain of the deposit accounts of two of the Company’s direct subsidiaries, and all of the outstanding capital stock of the subsidiaries.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Note 6. Commitments and Contingencies

Operating Leases

On September 18, 2017 the Company signed a six year lease for its corporate headquarters in New York, NY commencing December 01, 2017. The rent amount is $186,060 per year, subject to an increase annually, and is payable at a rate of $15,505 per month. Related to this lease the Company produced a security deposit of $32,500, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

On December 17, 2018 the Company entered into an agreement to terminate the New York lease and replace it with a new lease for a larger office within the same location.  The new lease is for five years commencing on February 15, 2019. The rent is $325,882 per year, subject to an increase annually, and is, payable at a rate of $27,157 per month. Related to this lease the Company produced an additional security deposit of $31,814, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

In October 2018, the Company signed a 62 month lease beginning October 1, 2018 and expiring on December 31, 2023 for our office located in Moncton, New Brunswick, Canada. The monthly base rent is $13,241 CAD which is approximately $10,100 USD.

The Company leases office space for its developers in Dieppe, New Brunswick, Canada under a three year agreement commencing March 1, 2017. The monthly rent payment is $4,367 CAD which is approximately $3,200 USD. This lease will be terminated on March 31, 2019.

The Company leases office space for its Denver, Colorado location under a two year lease commencing January 1, 2017. The monthly rent payment is $10,756. This lease was extended for twelve months, through December 31, 2019. The monthly base rent is $11,028.

On December 5, 2017 the Company signed a 92 month lease for the campus located in Phoenix, Arizona. The operating lease granted eight initial months of free rent and had a monthly rent of $66,696, subject to and increases after 12 months. Related to this lease the Company produced a security deposit of $519,271, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona. The operating lease granted four initial months of free rent and had a monthly base rent of $10,718 and then increases 2% per year after.

United States University’s lease commenced July 1, 2016 and expires on June 30, 2022. The initial monthly base rent was $51,270 for the first 10 months and increases each year.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2019, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

On February 11, 2013, Higher Education Management Group, Inc, (“HEMG”) and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the Securities and Exchange Commission (the “SEC”) and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval.

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. The Company filed a proof of claim against the bankruptcy estate which included approximately $670,000 on the judgment and approximately $2.2 million from the misappropriation. The other creditor is a secured creditor which alleges it is owed the principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create the security interest and that AGI has priority. In February 2019, the bankruptcy court dismissed the Company’s misappropriation claim leaving its judgment and a $200,000 claim that HEMG fraudulently failed to disclose $200,000 of notes payable.

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

Because our subsidiaries operate in a highly regulated industry, each may be subject from time to time to audits, investigations, claims of noncompliance or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions or common law causes of action.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Return of Title IV Funds

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, no later than 45 days of the date the school determines that the student has withdrawn. Under the DOE regulations, failure to make timely returns of Title IV Program funds for 5% or more of students sampled on the institution's annual compliance audit in either of its two most recently completed fiscal years can result in the institution having to post a letter of credit in an amount equal to 25% of its required Title IV returns during its most recently completed fiscal year. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities or an action to impose a fine or to limit, suspend or terminate its participation in Title IV Programs.

Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL, the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit has been provided to the Department of Education by AGI since it assumed this obligation in its purchase of USU.

Delaware Approval to Confer Degrees

Aspen University is a Delaware corporation. Delaware law requires an institution to obtain approval from the Delaware Department of Education (“Delaware DOE”) before it may incorporate with the power to confer degrees. The Delaware DOE granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020. Aspen University is authorized by the Colorado Commission on Education to operate in Colorado as a degree granting institution.

USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023.

Note 7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of January 31, 2019 and April 30, 2018, we had no shares of preferred stock issued and outstanding.

Common Stock

During the nine months ended January 31, 2019, the Company issued 86,635 shares of common stock upon the cashless exercise of stock options.

During the nine months ended January 31, 2019, the Company issued 35,921 shares of common stock upon the cashless exercise of 64,375 stock warrants.

During the nine months ended January 31, 2019, the Company issued 49,792 shares of common stock upon the exercise of stock options for cash and received proceeds of $110,143.

On September 6, 2018, the Board approved a grant of 25,000 shares of restricted stock to the Chief Financial Officer. The stock vests over 36 months and the stock price was $7.15 on the date of the grant. The value of the compensation was approximately $180,000 and will be recognized over 36 months.

On December 24, 2018, the Compensation Committee of the Board approved a grant of a total of 24,672 shares or restricted common stock to certain directors pursuant to the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The restricted shares shall vest in three equal annual increments on December 24, 2019, December 24, 2020 and December 24, 2021, subject to continued service as a director of the Company, on each applicable vesting date. The compensation of these restricted shares is approximately $127,000 and will be recognized over 36 months. Also, in lieu of cash, one director opted for an annual payment in cash of $35,000, which will be paid quarterly. Expense recognition for the restricted stock and the cash payment commenced on December 24, 2018.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

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

Warrants

A summary of the Company’s warrant activity during the nine months ended January 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	650,847	$3.80	2.4	$2,581,450
Granted	92,049	5.85	4.76	—
Exercised	(64,375)	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2019	678,521	$4.23	1.97	$888,659

Exercisable, January 31, 2019	678,521	$4.23	1.97	$888,659

As noted in Note 5, 92,049 warrants were granted as part of the Credit Facility Agreement executed on November 8, 2018.  The warrants are five year warrants and exercisable at a price of $5.85.

During the quarter ended January 31, 2019, 64,375 warrants were exercised.  All were cashless exercises resulting in 35,921 shares being issued.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2019, there were no shares remaining available for future issuance under the 2019 Plan.

On December 13, 2018, the stockholders of the Company approved the “Plan” that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of January 31, 2019, there were approximately 65,000 shares remaining available for future issuance under the Plan.

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

	January 31,
	2019	2018
Expected life (years)	3.5	4-6.5
Expected volatility	51%	40% - 43%
Risk-free interest rate	2.7%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	2,980,010	$3.62	—	$16,558,373
Granted	918,667	7.12	—	—
Exercised	(195,629)	2.23	—	—
Forfeited	(51,600)	—	—	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2019	3,651,448	$4.52	3.08	$10,081,298

Exercisable, January 31, 2019	1,630,252	$2.65	2.04	$7,862,357

During the nine months ended January 31, 2019, the Company issued 86,635 shares of common stock upon the cashless exercise of 145,837  stock options.

During the nine months ended January 31, 2019, the Company issued 49,792 shares of common stock upon the exercise of stock options and received proceeds of $110,143.

On July 19, 2018, the Board granted 200,000 five year options to the Chief Executive Officer and 180,000 options to each of the Chief Operating Officer and Chief Academic Officer. The fair value per option was $2.56 or $1,433,600 for all 560,000 options granted. The exercise price is $7.55 per share. As of September 6, 2018, the Board approved 180,000 five-year options to the Chief Financial Officer and 50,000 five-year options to the Chief Accounting Officer. The fair value of the two grants on September 6, 2018 was $257,400 for the Chief Financial Officer and $71,500 for the Chief Accounting Officer.  As required by the rules of the Nasdaq Stock market, both option grants subject to shareholder approval which occurred on December 13, 2018, which will be the measurement date for recording the transaction and the compensation will be recognized over 33 months.

On December 13, 2018, the Company granted 67,000 options to 61 employees who had been hired throughout 2018.  The fair value of these options were approximately $136,000 and will be recognized over 36 month.  The exercise price is $5.20.

On December 24, 2018, the Company granted 61,667 options to three directors, 41,667 to one director, and 10,000 each to two others.  The exercise price is $5.1445 and the total fair value was approximately $123,000, which will be recognized over 36 months.

The Company recorded compensation expense of $866,129 for the nine months ended January 31, 2019 in connection with employee stock options and restricted stock grants.

As of January 31, 2019, there was $2,671,603 of unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Note 8. Acquisition of USU

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the nine months ended January 31, 2019 was $825,000.

Intangible assets consisted of the following at January 31, 2019 and April 30, 2018,

	January 31,	April 30,
	2019	2018

Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(1,283,333)	(458,333)
Net intangible assets	$8,816,667	$9,641,667

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

The Purchaser initiated the transaction by contacting the Company seeking to buy a large block of common stock. The Company approached ESL which had acquired the Shares on December 1, 2017 when it sold United States University to the Company. Ms. Oksana Malysheva, the sole manager of ESL, became a director of the Company as part of the purchase of United States University and is no longer a director of the Company.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

The following table represents our revenues disaggregated by the nature and timing of services:

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Tuition - recognized over period of instruction	$7,732,600	$5,341,314	$21,808,832	$14,055,172
Course fees - recognized over period of instruction	634,013	270,901	1,634,889	497,169
Book fees - recognized at a point in time	24,877	24,278	75,342	62,691
Exam fee - recognized at a point in time	45,700	36,500	141,540	97,500
Service fees - recognized at a point in time	57,437	28,965	150,672	83,951

	$8,494,627	$5,701,958	$23,811,275	$14,796,483

Contract Balances and Performance Obligations

The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at January 31, 2019 was $2,699,227 which is future revenue that has not yet been earned for courses in progress. The Company has $1,370,060 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.

Of the total revenue earned during the nine months ended January 31, 2019, approximately $1.8 million came from revenues which were deferred at April 30, 2018.

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

JANUARY 31, 2019

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

The Company had revenues from students outside the United States representing 1.7% and 2.1% of the revenues for the nine months ended January 31, 2019 and 2018 respectively.

Note 11. Subsequent Events

Term Loans

On March 6, 2019, the Company entered into loan agreements (each a “Loan Agreement” and together, the “Loan Agreements”) with the Foundation, of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee, and another stockholder of the Company (each a “Lender” and together, the “Lenders”). Each Loan Agreement provides for a $5 million term loan (each a “Loan” and together, the “Loans”), evidenced by a term promissory note and security agreement (each a “Note” and together, the “Term Notes”), for combined total proceeds of $10 million. The Company borrowed $5 Million from each Lender that day. The Term Notes bear interest at 12% per annum and mature on September 6, 2020, subject to one 12-month extension upon the Company’s option, and upon payment of a 1% one-time extension fee.

Pursuant to the Loan Agreements and the Term Notes, all future or contemporaneous indebtedness incurred by the Company, including any sums borrowed under the $5 Million Credit Facility Agreement (see Note 5), other than indebtedness expressly permitted by the Loan Agreements and the Term Notes, will be subordinated to the Loans.

The Company’s obligations under the Loan Agreements are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, subsidiaries of the Company (the “Subsidiaries”), certain of the deposit accounts of the Subsidiaries and all of the outstanding capital stock of the Subsidiaries (the “Collateral”).

Amendment to the Credit Facility Agreement

On March 6, 2019, in connection with entering into the Loan Agreements, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the related revolving promissory note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in the Collateral, on a pari passu basis with the Lenders.

Intercreditor Agreement

On March 6, 2019, in connection with entering into the Loan Agreements, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the lender under the Credit Facility Agreement. The Intercreditor Agreement provides among other things that the Company’s obligations under, and the security interests in the Collateral granted pursuant to, the Loan Agreements and the Amended and Restated Facility Agreement shall rank pari passu to one another.

Warrants

Pursuant to the Loan Agreements, on March 6, 2019 the Company issued to each Lender warrants to purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $6.00 per share.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

(Unaudited)

Payment of Convertible Note

On February 25, 2019, the Company prepaid the remaining $1,000,000 of principal of and paid $80,000 interest under the convertible note in the initial principal amount of $2,000,000 issued on December 1, 2017 (the “Convertible Note”)(See Notes 5 and 8). The $80,000 paid represents the interest which would have accrued on the outstanding principal amount of the Convertible Note on December 1, 2019, the final maturity date. Upon the receipt of the payment, the Convertible Note was terminated. This prepayment eliminated the note holder’s option to convert principal and interest into the Company’s common stock on the scheduled maturity date and also was pre-condition for borrowing the $10,000,000 under the Loan Agreements.

Letter of Credit Increase for USU

The DOE has notified USU that an additional letter of credit (“LOC”) for $255,708 needs to be provided to the DOE by March 31, 2019. Although USU passed its composite score, this increase is due to the score on its acid ratio test.  The LOC is for one year.

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

All references to “we,” “our,” “us,” “the Company,” “AGI,” and “Aspen” refer to Aspen Group, Inc. and its subsidiaries, Aspen University Inc. (“Aspen University”), Aspen Nursing, Inc., (a subsidiary of Aspen University) and United States University Inc. (“USU”), unless the context otherwise indicates.

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

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month).

Additionally, Aspen University began its first semester in July 2018 for its previously announced pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, Aspen University began offering both day (July, November, and March semesters) and evening/weekend (January, May, and September semesters) programs in January 2019, equaling six semester starts per year. In September 2018, Aspen announced the signing of a memorandum of understanding to open a second campus in the Phoenix metro in partnership with Honor Health, currently projected to launch in September of 2019.

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

AGI Student Population Overview

Aspen University’s total active degree-seeking student body* grew 22% year-over-year from 6,066 to 7,393 as of January 31, 2019. Aspen’s School of Nursing grew 30% year-over-year, from 4,401 to 5,718 active students, which includes 210 active students in the BSN Pre-Licensure program in Phoenix, AZ.

USU’s total active degree-seeking student body grew sequentially from 843 to 961 students or a sequential increase of 14%.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported, or are registered for an upcoming course.

AGI New Student Enrollments

AGI delivered 1,363 new student enrollments for the fiscal 2019 third quarter, a 40% increase year-over-year.

Aspen University accounted for 1,112 new student enrollments (includes 120 Doctoral enrollments and 97 Pre-licensure BSN AZ campus enrollments), while USU accounted for 251 new student enrollments primarily family nurse practitioner (“FNP”) enrollments. Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	New Student Enrollments						EAs	Enrolls/ Month/EA
	Q3’18		Q4’18	Q1’19	Q2’19	Q3’19
Aspen (Nursing + Other)	972	*	980	882	1,104	895	49	6.1
Aspen (Doctoral)			116	118	133	120	6	6.7
Aspen (Pre-Licensure BSN, AZ Campus)				93	57	97	4	8.1
USU (FNP + Other)			177	221	271	251	11	7.6
Total	972		1,273	1,314	1,565	1,363	70

———————

*Included doctoral enrollments

Enrollments for Aspen University’s Pre-Licensure BSN program increased sequentially with the launch of our night/weekend program. Marketing spending for Aspen’s (Nursing + Other) unit for the quarter remained in a similar range as the previous two quarters of fiscal year 2019, and on a year-over-year basis increased modestly by approximately 12%.  In terms of enrollment center staffing, on a year-over-year basis the Aspen (Nursing + Other) unit remained flat at 49 Enrollment Advisors (EAs), as the year-over-year increase of 21 EAs are all allocated to the three new business units; Aspen Doctoral (6), Aspen Pre-Licensure BSN (4) and USU (11).

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period depending on the degree program, and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 25% year-over-year, from 4,194 to 5,259. Those 5,259 students paying through a monthly payment method represent 71% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 514 to 602 students sequentially. Those 602 students paying through a monthly payment method represent 63% of USU’s total active student body.

In total, 5,861 active students or 70% of AGI’s total active student body of 8,354 are paying through a monthly payment method.

The total contractual value of AGI’s monthly payment plan students, assuming each student completes the degree program in which he or she has enrolled, now exceeds $50 million which currently delivers monthly recurring tuition cash payments exceeding $1,400,000 of the total monthly cash receipts of approximately $2,400,000.

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

The current Marketing Efficiency Ratio (MER = revenue-per-enrollment or LTV/cost-per-enrollment or CAC) for our three degree units** is reflected in the below table:

	Enrollments	Cost-of- Enrollment***	LTV		MER
Aspen (Nursing + Other)	895	$1,300	$7,350		5.7X
Aspen (Doctoral)	120	$2,334	$12,600		5.4X
USU (FNP + Other)	251	$1,620	$17,820	****	11.0X

———————

**LTV projections are not yet available for the new BSN pre-licensure campus unit

***Based on 6-month rolling average

****LTV for USU’s MSN-FNP Program

Please be advised that the two new reporting programs, Aspen University (Doctoral) and USU (FNP), began marketing on the Internet in recent quarters, consequently the new reporting programs will have received an immaterial amount of organic/referral enrollments, so the cost-of-enrollment today is essentially a reflection of the average cost of delivering a ‘paid’ enrollment. Aspen University’s traditional business today delivers over 30% of its enrollments from organic/referral sources, which is what drives down the average cost-of-enrollment in this traditional business. Organic/referral enrollments are expected to increase over time in these two new programs.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

In July 2018, Aspen University began its pre-licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, in January 2019 Aspen began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, Aspen entered into a memorandum of understanding to open a second campus in the Phoenix metro area in partnership with Honor Health.

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

Aspen University spent ~$42,000 marketing its new Pre-Licensure BSN program in the Phoenix metro in the months preceding its July, 2018 launch. Since that initial marketing spend, Aspen has delivered 247 enrollments and begun three semesters (July & November – Day program, January – Night/Weekend program) without having spent any additional marketing dollars over the past 6 months. Consequently, the cost of enrollment to date for the pre-licensure BSN program to date has been approximately $170 per student. In February 2019, Aspen began marketing again to maintain steady prospective student lead flow and to prepare for the launch of its second campus on the north side of Phoenix in partnership with HonorHealth (the initial semester is currently targeted to begin in September 2019).

The Company has been carefully tracking the persistence rates of the first BSN pre-licensure cohort of students that began in July 2018.  Of the 29 students that entered into the final 2-year core program with all pre-requisites completed, 25 remain active in the program two semesters later, meaning we’ve seen only a 14% attrition rate to date among the initial cohort of 29 final 2-year core program students. As a result, we are comfortable giving guidance that our Aspen University BSN pre-licensure business will deliver the highest LTV’s among all degree programs offered by the Company, and that the LTV per enrollment for the program will be at least $30,000.

OPERATIONAL UPDATE – USU FNP PROGRAM

USU has successfully enrolled to its target of at least 150 FNP students every other month over the past two enrollment cycles (November 2018 and January 2019 starts), which represents a 100% increase from the previous target of enrolling 75 FNP students every other month. As a result, USU ended the quarter with 803 FNP students, representing 84% of USU’s active student body.

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 for Aspen University to a net number of $8,117,773 at April 30, 2018 and a net number of $11,847,283 at January 31, 2019 for both universities. The net numbers are the sum of the short-term and long-term receivables. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance, net of allowance for doubtful accounts.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly. The converse is true also. A student who takes courses at a slower pace, even taking time off between eight-week terms, could have a balance due to them. It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the vast majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

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

Aspen University students paying tuition and fees through a monthly payment method grew by 25% year-over-year, from 4,194 to 5,259. Those 5,259 students paying through a monthly payment method represent 71% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 514 to 602 students sequentially. Those 602 students paying through a monthly payment method represent 63% of USU’s total active student body.

In total, 5,861 active students or 70% of AGI’s total active student body of 8,354 are paying through a monthly payment method.

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

Gross accounts receivable (before allowance for doubtful accounts) were $12,750,733 at January 31, 2019, an increase of $161,603 from October 31, 2018. At January 31, 2019, the allowance for doubtful accounts was $903,450 which represents 7.1% of the gross accounts receivable balance of $12,750,733, the sum of both short-term and long-term receivables. Many aged students’ accounts were written off against the allowance in the year ended April 30, 2018, after which management has been increasing the allowance each quarter for both Aspen University and USU to its current level.

The Introduction of Long-Term Accounts Receivable

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an account receivable as the student does have the option to stop attending. As a student takes a class, revenue is earned over that eight week class. Some students accelerate their program, taking two classes every eight week period, and as we discussed, that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At January 31, 2019 and April 30, 2018, those balances were $2,568,532 and $1,315,050, respectively.

The primary component of accounts receivable consists of students who make monthly payments over 36 and 39 months, but as more USU FNP candidates participate in the monthly payment plan, there will be a growing number of students with a 72 month payment plan. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.

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

Results of Operations

For the Quarter Ended January 31, 2019 Compared with the Quarter Ended January 31, 2018

Revenue

Revenue from operations for the three months ended January 31, 2019 (“2019 Quarter”) increased to $8,494,627 from $5,701,958 for the three months ended January 31, 2018 (“2018 Quarter”), an increase of $2,792,669 or 49%. USU revenues contributed approximately 21% of revenues for the Company for the 2019 Quarter, while Aspen’s new BSN pre-licensure program contributed approximately 5% of the revenues for the 2019 Period. The company expects the rapid growth to continue at USU and Aspen University’s BSN pre-licensure units, as a result they will continue to grow as a percentage of total revenue.

Cost of Revenues (exclusive of depreciation and amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2019 Quarter rose to $1,753,982 from $1,196,949 for the 2018 Quarter, an increase of $557,033 or 47%. Instructional costs and services represented 21% of revenue for both the 2019 Quarter and the 2018 Quarter.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the 2019 quarter, while USU instructional costs and services equaled 30% of USU revenues during the 2019 quarter.  USU’s instructional costs and services as a percentage of revenue have generally declined over time, for example, from 33% in the quarter ended July 31, 2018 but increased slightly from the 29% of USU revenue during the quarter ended October 31, 2018.

Marketing and Promotional

Marketing and promotional costs for the 2019 Quarter were $2,322,998 compared to $1,468,715 for the 2018 Quarter, an increase of $854,283 or 58%. Aspen University marketing and promotional costs represented 25% of Aspen University revenues for the 2019 quarter, while USU marketing and promotional costs equaled 25% of USU revenues during the 2019 quarter. Aspen University’s increase in marketing and promotional costs as a percentage of revenue was primarily a result of increasing internet advertising from about $325,000 a month in the 2018 Quarter to $530,000 a month in the 2019 Quarter. AGI incurred $205,969 of marketing and promotional costs, which includes expenses related to the outside sales force that supports both universities.

Gross profit increased to $4,221,939 for the 2019 Quarter from $2,900,633 for the 2018 quarter. As a percentage of revenue, gross profit equaled 50% of revenue in the 2019 quarter from 51% of revenue in the 2018 quarter. Aspen University gross profit represented 54% of Aspen University revenues for the 2019 quarter, while USU gross profit equaled 45% of USU revenues during the 2019 quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2019 Quarter were $6,284,041 compared to $4,677,359 during the 2018 Quarter, an increase of $1,606,682 or 34%. Aspen University general and administrative costs which are included in the above amount represented 48% of Aspen University revenues for the 2019 Quarter. Aspen University’s increase in general and administrative costs was primarily a result of increasing the enrollment center and academic operations personnel to support increased enrollment. USU general and administrative costs equaled 87% of USU revenues during the 2019 Quarter, a sequential decline from 99% of USU revenues for the prior quarter.

AGI general and administrative costs for the 2019 Quarter which are included in the above amount equaled approximately $1.55 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2019 Quarter increased to $555,292 from $347,894 for the 2018 Quarter, an increase of $207,398 or 60%. The increase in depreciation expense is mainly due to the amortization of intangible assets acquired in the USU acquisition. AGI is making capital investments in the Phoenix campus and those investments will continue to become a bigger percentage of the overall depreciation expense. Similarly, AGI continues to invest in proprietary software for both universities which will contribute to future depreciation costs.

Other Income, net

Other income, net for the 2019 Quarter increased to $65,746 from ($158,986) in the 2018 Quarter, an increase of $224,732 or 141%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for the 2019 Quarter was ($2,355,940) as compared to a net loss of ($2,147,945) for the 2018 Quarter, an increase in the loss of $207,995 or 10%.  Net loss per share was ($0.13) as compared to a ($0.15) loss in the comparable prior year period. Aspen University generated $0.4 million of net income for the 2019 Quarter, USU experienced a net loss of $0.9 million during the 2019 Quarter, while AGI corporate incurred $1.9 million of expenses for the 2019 Quarter.

For the Nine Months Ended January 31, 2019 Compared with the Nine Months Ended January 31, 2018

Revenue

Revenue from operations for the nine months ended January 31, 2019 (“2019 Period”) increased to $23,811,275 from $14,796,483 for the nine months ended January 31, 2018 (“2018 Period”), an increase of $9,014,792 or 61%.

USU revenues contributed approximately 19% of revenues for the Company for the 2019 Period, while Aspen’s new BSN pre-licensure program contributed approximately 3% of revenues in the 2019 Period.

Cost of Revenues (exclusive of depreciation and amortization)

The Company’s cost of revenues consists of instructional costs and services and sales and marketing costs.

Instructional Costs and Services

Instructional costs and services for the 2019 Period rose to $4,905,822 from $2,893,818 for the 2018 Period, an increase of $2,012,004 or 70%. Instructional costs and services represented 21% of revenue in the 2019 Period as compared to 20% in the 2018 Period. Instructional costs and services grew from a combination of increased enrollments at Aspen University as well as the inclusion of USU.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the 2019 Period, while USU instructional costs and services equaled 31% of USU revenues during the 2019 Period.

Marketing and Promotional

Marketing and promotional costs for the 2019 Period were $6,759,065 compared to $3,388,996 for the 2018 Period, an increase of $3,370,069 or 99%. Aspen University marketing and promotional costs represented 26% of Aspen University revenues for the 2019 Period, while USU marketing and promotional costs equaled 26% of USU revenues during the 2019 Period. Aspen University’s increase in marketing and promotional costs as a percentage of revenue was primarily a result of increasing monthly internet advertising spend from approximately $325,000 in the 2018 Period to $530,000 in the 2019 Period. AGI contributed $651,715 of marketing and promotional costs, primarily related to the outside sales force that supports both universities. The outside sales force was launched in January 31, 2018, and incurred only $75,000 in expenses in the 2018 Period.

Gross profit increased to $11,615,655 for the 2019 Period from $8,130,555 for the 2018 Period. As a percentage of revenue, gross profit equaled 49% of revenue in the 2019 Period from 55% of revenue in the 2018 Period. Aspen University gross profit represented 53% of Aspen University revenues for the 2019 Period, while USU gross profit equaled 43% of USU revenues during the 2019 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2019 Period were $18,318,061 compared to $10,975,085 during the 2018 Period, an increase of $7,342,976 or 67%. Aspen University general and administrative costs which are included in the above amount represented 49% of Aspen University revenues for the 2019 Period. Aspen University’s increase in general and administrative costs was primarily a result of increasing the enrollment and academic operations personnel to accommodate increased enrollment. USU general and administrative costs equaled 100% of USU revenues during the 2019 Period.

AGI general and administrative costs for the 2019 Period which is included in the above amount equaled approximately $4.4 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock-based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2019 Period increased to $1,577,464 from $631,969 for the 2018 Period, an increase of $945,495 or 150%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU. AGI is making capital investments in the Phoenix campus and those investments will continue to become a bigger percentage of the overall depreciation expense. Similarly, AGI continues to invest in proprietary software for both universities which will contribute to future depreciation costs.

Other Income, net

Other income, net for the 2019 Period increased to $80,842 from ($303,190) in the 2018 Period, an increase of $384,032 or 127%.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Income (Loss)

Net loss for 2019 Period was ($7,668,295) as compared to a net loss of ($3,396,575) for the 2018 Period, an increase of $4,271,720 or 126%. Net loss per share was ($0.42) as compared to a ($0.25) loss in the comparable prior year period. Aspen University generated $0.8 million of operating income for the 2019 Period, USU experienced an operating loss of $3.5 million during the 2019 Period, while AGI corporate contributed $5.1 million of operating expenses for the 2019 Period.

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

AGI defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below including non-recurring charges of $83,174. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature or non-recurring costs that affect comparability.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended
	January 31,
	2019	2018

Net loss	$(2,355,940)	$(2,147,945)
Interest expense, net of interest income	74,249	211,486
Depreciation & amortization	555,292	347,894
EBITDA (loss)	(1,726,399)	(1,588,565)
Bad debt expense	187,178	132,644
Acquisition expense	—	610,219
Non-recurring charges	83,174	85,853
Stock-based compensation	350,838	162,544
Adjusted EBITDA (Loss)	$(1,105,209)	$(597,305)

EBITDA Loss and Adjusted EBITDA Loss in the 2019 quarter increased compared to the quarter from the previous year, primarily as a result of increased spending on marketing and general and administrative expenses. These expenses were incurred to stimulate and support increased enrollment at both universities, and to launch the Aspen University campus in Phoenix. Adjusted EBITDA improved to a loss in the third quarter of $1,105,209 from a loss of $1,304,543 in the second quarter, an improvement of 15%. The second quarter also had a sequential improvement from a loss of $1,778,372 in the first quarter. The Company expects continued sequential improvement in Adjusted EBITDA for the upcoming fourth quarter.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the
	Nine Months Ended
	January 31,
	2019	2018

Net cash used in operating activities	$(7,430,550)	$(3,654,947)
Net cash used in investing activities	(1,962,899)	(2,841,161)
Net cash (used in) provided by financing activities	(1,019,689)	7,733,477
Net (decrease) increase in cash	$(10,413,138)	$1,237,369

Net Cash (Used in) Operating Activities

Net cash used in operating activities during the 2019 Period totaled ($7,430,550) and resulted primarily by the net loss from ($7,668,295), offset by $2,956,601 in non-cash items and a $2,718,586 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $4,209,576 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $1,577,464 and stock-based compensation expense of $866,129.

Net cash used in operating activities during the 2018 Period totaled ($3,654,947) and resulted primarily by the net loss of ($3,396,575), offset by approximately $1,508,436 in non-cash items and $1,766,808 decrease in operating assets and liabilities. The most significant item change operating assets and liabilities was an increase in accounts receivable of $4,534,118 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $631,969 and stock compensation expense of $466,468.

Net Cash (Used in) Investing Activities

Net cash used in investing activities during the 2019 Period totaled ($1,962,899) mostly attributed to investments in the purchase of property and equipment as we build up our campus.

Net cash used in investing activities during the 2018 Period totaled ($2,841,161) mostly attributed to cash paid in the USU acquisition and the purchase of property and equipment.

Net Cash (Used In) Provided By Financing Activities

Net cash used in  financing activities during the 2019 Period totaled ($1,019,689) which reflects the repayment of a portion of the Convertible Note, partially offset by stock option exercise proceeds net of payment of offering costs.

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

On March 6, 2019, the Company entered into loan agreements with two lenders and issued them $10 million of Term Notes.  These Term Notes bear interest at 12% per annum and mature on September 6, 2020, subject to one 12-month extension upon the Company’s option and upon payment of a 1% one-time extension fee.

As of March 11, 2019, the Company had bank balances of approximately $12.2 million. This amount does not reflect the reduction for outstanding checks. With our existing cash balance (which includes the proceeds from the loans described above) and our $5 million line of credit, the Company believes that it has sufficient cash to allow the Company to meet its operational expenditures for at least the next 12 months. Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding the rapid growth of the Aspen University doctoral program and the USU FNP program,  future organic referral enrollments in these new programs, the expected LTV from our hybrid pre-licensure BSN program, our plans for  our new pre-licensure BSN program and the growth and expectations from that program, improvement in Adjusted EBITDA in the fourth quarter, the growth of our long-term receivables at USU, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the continued effectiveness of our online marketing, how students react to our hybrid pre-licensure BSN program over time, unanticipated issues with launching our second campus, regulatory delays as we open campuses outside of Arizona, failure to continue obtaining students at low acquisition costs and keeping teaching costs down.  Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended April 30, 2018 and prospectus supplement dated April 19, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Aspen Group, Inc.

March 11, 2019	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

March 11, 2019	By:	/s/ Joseph Sevely
Joseph Sevely
Chief Financial Officer
(Principal Financial Officer)

March 11, 2019	By:	/s/ Janet Gill
Janet Gill
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	3/9/17	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
4.1	Warrant to purchase 92,049 shares of common stock of Aspen Group, Inc., dated November 5, 2018	8-K	11/5/18	4.1
4.2	Convertible Note dated December 1, 2017	8-K	12/1/17	4.1
10.1	Form of Term Promissory Note and Security Agreement dated March 6, 2019				Filed
10.2	Form of Loan Agreement dated March 6, 2019				Filed
10.3	Form of Intercreditor Agreement dated March 6, 2019				Filed
10.4	Form of Warrant for the Purchase of 100,000 shares of Common Stock of Aspen Group, Inc. dated March 6, 2019				Filed
10.5	Amended and Restated Revolving Promissory Note and Security Agreement				Filed
10.6	Loan Agreement by and between the Company and Leon Cooperman Family Foundation, dated November 5, 2018	8-K	11/5/18	10.1
10.7	Revolving Promissory Note, dated November 5, 2018	8-K	11/5/18	10.2
10.8	Employment Agreement dated September 11, 2018 - Joseph Sevely***	8-K	9/12/18	10.1
10.9	Employment Agreement dated September 11, 2018 - Janet Gill***	8-K	9/12/18	10.2
10.10	Securities Purchase Agreement as of July 19, 2018, between Aspen Group, Inc. and Educación Significativa, LLC	8-K	7/19/18	10.1
10.11	Underwriting Agreement, dated as of April 19, 2018, by and between Aspen Group, Inc. and Roth Capital Partners, LLC	8-K	4/19/18	1.1
10.12	Amendment No. 10 to the Aspen Group, Inc. 2012 Equity Incentive Plan	8-K	3/22/18	10.1
10.13	2012 Equity Incentive Plan, as amended***	10-Q	3/15/18	10.11
10.14	Form of Registration Rights Waiver	10-Q	9/14/17	10.4
10.15	Loan and Security Agreement dated July 25, 2017*	8-K	7/28/17	10.1
10.16	Registration Rights Agreement dated July 25, 2017	8-K	7/28/17	10.2
10.17	Warrant Agreement dated July 25, 2017*	8-K	7/28/17	10.3
10.18	Promissory Note dated March 8, 2017 – Linden Finance	10-K	7/25/17	10.1
10.19	Employment Agreement dated June 11, 2017 – St. Arnauld***	10-K	7/25/17	10.5
10.20	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld***	8-K	6-15-17	10.1
10.21	Form Waiver of Registration Rights	8-K	5/30/17	10.1
10.22	Asset Purchase Agreement dated May 13, 2017*	8-K	5/18/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

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