Form 10-K
period 2019-04-30
ASPEN GROUP, INC.
filed 2019-07-09
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 001-38175

ASPEN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1933597
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

276 Fifth Avenue, Suite 505, New York, New York	10001
Address of Principal Executive Offices	Zip Code

(646) 448-5144

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ASPU	The Nasdaq Stock Market (The Nasdaq Global Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $91 million based on a closing price of $5.70 on October 31, 2018.

The number of shares outstanding of the registrant’s classes of common stock, as of July 9, 2019 was 18,648,884 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended April 30, 2019.

PART I

ITEM 1. BUSINESS.

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “AGI”) is a holding company. AGI has three subsidiaries, Aspen University Inc. organized in 1987, United States University Inc., and Aspen Nursing, Inc. (“ANI”). ANI is a subsidiary of Aspen University Inc. On March 13, 2012, the Company was recapitalized in a reverse merger.

All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.

Description of Business

AGI is an education technology holding company.  It operates two universities, Aspen University (“Aspen University” or “AUI” or “Aspen”) and United States University (“United States University” or “USU”).

AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession, as today 81% of all students across both universities are degree-seeking nursing students.

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

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan will be offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) will be required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).

Additionally, Aspen University began its first semester in July 2018 for its pre-licensure Bachelor of Science in Nursing degree program at its initial campus in Phoenix, Arizona. Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For high school students with no prior college credits, the total cost of attendance is less than $50,000. As a result of overwhelming demand in the Phoenix metro area, Aspen University began offering both day (July, November, and March semesters) and evening/weekend (January, May, and September semesters) programs starting in January 2019, equaling six semester starts per year. In September 2018, Aspen announced the signing of a memorandum of understanding to open a second campus in the Phoenix metro in partnership with HonorHealth, currently projected to launch in September 2019.

Since 1993, Aspen University has been nationally accredited by the DEAC, a national accrediting agency recognized by the DOE and CHEA. On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.

Since 2009, USU has been regionally accredited by WSCUC.

Both universities are qualified to participate under the Higher Education Act and the Federal student financial assistance programs (Title IV, HEA programs).

Competitive Strengths - We believe that we have the following competitive strengths:

Emphasis on Online Education - Except for our Aspen University pre-licensure BSN hybrid (online/on-campus) nursing program and USU’s hybrid (online/on-campus) MSN-FNP and International MBA programs, we have designed our courses and programs exclusively for online delivery, and we recruit and train faculty for online instruction. We provide students the flexibility to study and interact at times that suit their schedules. We design our online sessions and materials to be interactive, dynamic and user friendly.

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

Highly Scalable and Profitable Business Model - We believe our education model, our relatively low student acquisition costs, and our variable faculty cost model will enable us to expand our operating margins. As we increase student enrollments we are able to scale our online business on a variable basis the number of adjunct faculty members after we reach certain enrollment metrics (not before). A single adjunct faculty member can work with as little as two students or as many as 30 at any given time.

We also think our hybrid BSN pre-licensure nursing program has significant potential since there are large waiting lists of applicants at most public universities that offer pre-licensure BSN programs in major U.S. metropolitan areas. Specifically, there were 56,397 qualified applicants not admitted to pre-licensure BSN programs in the 2016-2017 academic year, as reported by the AACN (2018). Our experience in the Phoenix metro has confirmed the existence of the backlog. Throughout our first full fiscal year (FY’19) marketing the program, Aspen University delivered 433 new student enrollments and ended the fiscal year with 396 active students in its Pre-Licensure BSN program in Phoenix.

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

Admissions

In considering candidates for acceptance into any of our certificate or degree programs, we look for those who are serious about pursuing – or advancing in – a professional career, and who want to be both prepared and academically challenged in the process. We strive to maintain the highest standards of academic excellence, while maintaining a friendly learning environment designed for educational, personal and professional success. A desire to meet those standards is a prerequisite. Because our programs are designed for self-directed learners who know how to manage their time, successful students have a basic understanding of time management principles and practices, as well as good writing and research skills. Admission to Aspen is based on a thorough assessment of each applicant’s potential to complete successfully the program.

Industry Overview

The U.S. market for postsecondary education is a large but flattening market. From 2012 to 2016, total enrollments declined 4% from 20,928,443 to 20,082,977, according to Babson Survey Research Group.  The survey reported that private, for-profit enrollments declined significantly over the four-year period, from 1,856,538 to 1,218,646 or -34.4%. Additionally, the survey reported that students enrolled exclusively in distance education courses increased by 13.2% over the four-year period, from 2,633,515 to 2,980,854. Again, enrollments in this cohort in the private, for-profit segment declined by 24.3%, from 927,899 to 702,139. The market share increases among exclusively distance education students was split between public universities and private, non-profits as both segments increased enrollments by more than 250,000 students each. Students enrolled in “some but not all” distance education courses rose 20.1% over the four-year period, from 2,791,891 to 3,353,659. The private, for-profit segment declined at a lower rate in this cohort, from 134,319 to 125,181 students or -6.8%.

Competition

According to the 2015 Digest of Education Statistics (nces.ed.gov), there are more than 4,600 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are universities that primarily enroll online students. Our primarily online university competitors that are publicly traded include: American Public Education, Inc. (Nasdaq: APEI), Adtalem Global Education (NYSE: ATGE), Grand Canyon Education, Inc. (Nasdaq: LOPE), and Strategic Education, Inc. (Nasdaq: STRA). We also compete with the privately owned Apollo Education Group, which includes University of Phoenix and is considered the market leader based on total enrollments.

These competitors have degreed enrollments ranging from approximately 38,000 to 90,000 students. As of April 30, 2019, the Company had 8,932 active degree-seeking students enrolled.

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

We also compete with public and private degree-granting regionally and nationally accredited universities. An increasing number of universities enroll working students in addition to the traditional 18 to 24-year-old students, and we expect that these universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. We believe that the primary factors on which we compete are the following:

•

Active and relevant curriculum development that considers the needs of employers;

•

The ability to provide flexible and convenient access to programs and classes;

•

Cost of the program;

•

High-quality courses and services;

•

Comprehensive student support services;

•

Breadth of programs offered;

•

The time necessary to earn a degree;

•

Qualified and experienced faculty;

•

Reputation of the institution and its programs;

•

The variety of geographic locations of campuses;

•

Name recognition; and

•

Convenience.

Academics

Aspen University

School of Nursing

School of Education

School of Business and Technology

School of Professional Studies

United States University

College of Nursing and Health Sciences

College of Business and Technology

College of Education

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

Additionally, in connection with the launch of the pre-licensure BSN hybrid (online/on-campus) program in Phoenix, AZ, the Company has begun to augment its Internet advertising marketing with local radio spots in the Phoenix metro area.

Employees

As of June 15, 2019, we had 232 full-time employees, and 405 adjunct professors, who are part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Corporate History

Aspen Group was incorporated on February 23, 2010 in Florida. In February 2012, Aspen Group reincorporated in Delaware under the name Aspen Group, Inc.

Aspen University Inc. was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware in 1999. On March 13, 2012, Aspen Group, which was then inactive, acquired Aspen University Inc. in a transaction we refer to as the reverse merger. On December 1, 2017, Aspen Group acquired USU.

Available Information

Our corporate website is www.aspu.com. We make available on our website under “SEC Filings” access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge.

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

State Authorization

On December 19, 2016, DOE issued regulations regarding state authorization of distance education (the “2016 regulations”) that were originally scheduled to go into effect on July 1, 2018. Under the 2016 regulations, Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer postsecondary education to students in that state and provide specific consumer disclosures regarding educational programs. Under the 2016 regulations, an institution may meet state requirements by seeking authorization from the state or (in all states other than California) through a state authorization reciprocity agreement. The 2016 regulations would require an institution to document state approval for distance education if requested by DOE.

On May 25, 2018, the DOE published an announcement in the Federal Register (the “Notice”) that proposed a two-year delay, until July 1, 2020, of the effective date of the 2016 regulations, and on July 3, 2018, the DOE’s delay of the 2016 regulations took effect. According to the Notice, the regulatory delay was prompted by the receipt of letters from the American Council on Education, the Western Interstate Commission for Higher Education, the Cooperative for Educational Technologies, the National Council for State Authorization Reciprocity Agreements, and the Distance Education Accrediting Commission. The organizations stated that they needed information as to how to comply with the regulations, including how the term “residence” as described in the preamble of the 2016 regulations may conflict with state laws and how to disclose to students the appropriate state complaint process when a number of states, including California, do not currently have formalized complaint processes for all out-of-state institutions. The organizations also pointed out that there is widespread confusion with respect to the public and individualized disclosures of state licensure eligibility for every discipline that requires a license to enter a profession. The Department of Education said that because of the “complexity of these issues, we are not confident that we could develop a workable solution through guidance and without the input of negotiators who have been engaged in meeting these requirements.” The Notice said that since guidance is nonbinding, negotiated rulemaking is the most appropriate vehicle to provide substantive clarification necessary to stakeholders.

On July 31, 2018, DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the 2016 regulations. The Committee convened for several meetings from January to April 2019. On June 12, 2019, DOE published a notice of proposed rulemaking, which included proposed regulations that would supplant the 2016 regulations (the “Proposed Regulations”). Like the 2016 regulations, the Proposed Regulations would require Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, to meet any state requirements to offer postsecondary education to students who are located in that state.

The Proposed Regulations are subject to a public comment period set to conclude on July 12, 2019, and DOE has indicated that it plans to issue a final rule by November 1, 2019, meaning the Proposed Regulations would be scheduled to go into effect on July 1, 2020. We cannot predict whether the Proposed Regulations will go into effect as currently drafted or as revised.

Because we are subject to extensive regulations by the states in which we become authorized or licensed to operate, we must abide by state laws that typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of DOE. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Failure to comply with state requirements could result in Aspen losing its authorization from the Colorado Commission on Higher Education, a department of the Colorado Department of Higher Education (“Colorado Department”) or Arizona State Board for Private Postsecondary Education (“Arizona Board”), and USU losing its authorization from the California Bureau for Private Postsecondary Education (“California Bureau”). In such event, the school would lose its eligibility to participate in Title IV Programs, or its ability to offer certain educational programs, any of which may force us to cease the school’s operations.

Additionally, Aspen, ANI and USU are Delaware corporations. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware until July 1, 2020. On June 6, 2018, the Delaware DOE granted an initial operating license to United States University until June 30, 2023.

Accreditation

Aspen University is accredited by the DEAC, a national accrediting agency recognized by CHEA and DOE, and USU is accredited by WSCUC, a regional accrediting agency recognized by CHEA and DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

Accreditation is important to our schools for several reasons. Accreditation provides external recognition and status. Employers rely on the accredited status of institutions when evaluating an employment candidate’s credentials. Corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Other institutions depend, in part, on our accreditation in evaluating transfers of credit and applications to graduate schools. Moreover, institutional accreditation awarded from an accrediting agency recognized by DOE is necessary for eligibility to participate in the Title IV Programs. From time to time, accrediting agencies adopt or make changes to their policies, procedures and standards. If our schools fail to comply with any of these requirements, the non-complying school’s accreditation status could be at risk.

In addition to institutional accreditation, there are numerous specialized accreditors that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. USU’s and Aspen University’s baccalaureate and master’s degree programs in nursing are accredited by the Commission on Collegiate Nursing Education (CCNE) and Aspen University’s doctoral nursing degree is currently under review for accreditation. CCNE is officially recognized by CHEA and DOE and provides accreditation for nursing programs. Accreditation by CCNE signifies that those programs have met the additional standards of that agency. We are also pleased that Aspen University’s School of Business and Technology has been awarded the status of Candidate for Accreditation by the International Accreditation Council for Business Education (IACBE) for its baccalaureate and master’s business programs. If we fail to satisfy the standards of specialized accreditors, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.

State Education Licensure and Regulation

As an institution of higher education that grants degrees and certificates, we are required to be authorized by applicable state education authorities which exercise regulatory oversight of our institutions. In addition, in order to participate in the Title IV Programs, we must be authorized by the applicable state education agencies.

Aspen University is an approved institutional participant in SARA. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council (“NC-SARA”) and administered by four regional education compacts. There is an annual renewal for participating in NC-SARA and the state-level agency, in Aspen University’s case CO-SARA, and institutions must agree to meet certain requirements to participate.

The only state that does not participate in SARA is California and it has imposed regulatory requirements on out-of-state educational institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. Aspen University is registered as an out-of-state institution with California until February 28, 2021. Aspen currently enrolls students in all 50 states. While we do not believe that any of the states in which our schools are currently licensed or authorized, other than Colorado, Arizona and California, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Because USU is based in California, which does not participate in NC-SARA, USU must obtain authorization in every state in which it intends to market and enroll online students, which was the standard method prior to the formation of NC-SARA. USU is currently authorized to offer one or more programs in 40 states and is in the application process with 7 additional states and the District of Columbia. USU maintains its state authorizations through annual reporting and required renewals.

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

On February 22, 2019, members of the California General Assembly proposed a legislative package that would increase regulatory compliance requirements for institutions that are approved by the California Bureau. The legislative package passed the California General Assembly but has been amended to reduce significantly the regulatory burden on institutions approved by the California Bureau. The legislative package must also pass the California Senate by September 13, 2019 before it is signed into law. We cannot predict whether the legislative package will become law.

State Professional Licensure

States have specific requirements that an individual must satisfy in order to be licensed or certified as a professional in specific fields. For example, graduates from some USU and Aspen University nursing programs often seek professional licensure in their field because they are legally required to do so in order to work in that field or because obtaining licensure enhances employment opportunities. Success in obtaining licensure depends on several factors, including each individual’s personal and professional qualifications as well as other factors related to the degree or program completed, including but not necessarily limited to:

•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
•	whether the program from which the applicant graduated meets all state requirements; and
•	whether the institution and/or the program is accredited by a CHEA and DOE-recognized agency.

Professional licensure and certification requirements can vary by state and may change over time.

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

Our institutional missions manifest itself through offering students the opportunity to fund their education without relying solely on student loans. In March 2014, Aspen University launched a $250 monthly payment plan for associate and bachelor degree students and a $325 monthly payment plan for master’s degree students, and subsequently a $375 monthly payment plan for doctoral students. The monthly payment plan is available to all Aspen University and United States University students except those in the Aspen University BSN Pre-licensure program.  Note that effective August 2019, new student enrollments for USU’s FNP monthly payment plan will be offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) will be required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).

Currently, 69% of Aspen University students utilize monthly payment options, including the monthly payment plan (63%) or the installment plan (6%). In 2017, USU implemented these monthly payment options and currently has 68% of its students utilizing them, including the monthly payment plan (67%) and the installment plan (1%).

When Aspen University students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. USU students are eligible for the same, plus Federal Work Study and Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2019, approximately 19% of Aspen University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen University students self-finance all or a portion of their education. For the calendar year ended December 31, 2018, approximately 30% of United States University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs.

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

Regulation of Federal Student Financial Aid Programs

The substantial amount of federal funds disbursed through Title IV Programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit institutions have prompted DOE to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions in connection with Title IV Program requirements. As a result, our institutions are subject to extensive oversight and review. Because DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict how the Title IV Program requirements will be applied in all circumstances. See the “Risk Factors” contained herein which disclose comprehensive regulatory risks.

In addition to the state authorization requirements and other regulatory requirements described herein, other significant factors relating to Title IV Programs that could adversely affect us include the following legislative action and regulatory changes:

Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently reauthorized the Higher Education Act in August 2008 through the end of 2013 and the law has been extended since that date. Congress has held hearings regarding the reauthorization of the HEA and has continued to consider new legislation regarding passage of the HEA. We cannot predict whether or when Congress might act to amend further the HEA. The elimination of additional Title IV Programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institutions.

Federal Rulemaking. On July 31, 2018, DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to prepare proposed regulations for Title IV Programs. From January 2019 to April 2019, the Committee met to consider proposed regulations on a variety of topics including the following:

•	Criteria used by the Secretary of the DOE to recognize accrediting agencies;
•	Clarification of the primary functions and responsibilities of accrediting agencies, state education agencies, and DOE;
•	Clarification of permissible arrangements between institutions and other organizations to provide a portion of an education program;
•	Revisions to rules related to distance education, direct assessment programs, and competency-based education;
•	Consideration of the 2016 regulations relating to state authorization of distance education and corresponding disclosures;
•	Revisions to various regulatory definitions, including the definition of a “credit hour”; and
•	Elimination of regulations related to Title IV Programs that have not been funded in recent years.

In April 2019, the Committee reached consensus on all proposed rules subject to the negotiated rulemaking. On June 12, 2019, DOE issued a notice of proposed rulemaking (“NPRM”) that proposes rules related to accreditation and state authorization. The NPRM is subject to a public comment period set to conclude on July 12, 2019, and DOE has indicated that it plans to issue a final rule by November 1, 2019, meaning the rules included in the June 12, 2019 NPRM would be scheduled to go into effect on July 1, 2020. We cannot predict whether those proposed regulations will go into effect as currently drafted or will be revised.

DOE intends to issue two additional NPRMs prior to November 1, 2019, that would include the proposed rules not included in the June 12, 2019 NPRM. We cannot predict when DOE will publish the two additional NPRMs.

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

If we are found not to have satisfied DOE’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV Program funding. USU had been requested to post a letter of credit (LOC) in the amount of $71,634 in response to a compliance audit that reported the university had a repeat finding related to late R2T4 (return to Title IV) returns, but that LOC, as funded by AGI expired as of March 31, 2019 and the funds are slated to return. As of May 14, 2019, United States University has been granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020.  As part of the provisional approval, the DOE informed USU that it must post a letter of credit in the amount of $255,708, which was funded by AGI; this letter will remain in effect for the duration of the provisional approval. USU expects to be on Heightened Cash Management 1 (“HCM1”), once formal notification is received from the DOE.

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

On December 16, 2016, DOE issued a final rule that requires institutions to meet all state requirements for legally offering distance education in any state in which the institution is offering distance education courses. The rule was scheduled to go into effect on July 1, 2018 which has been delayed until July 1, 2020. On June 12, 2019, DOE issued Proposed Regulations that among other things, would modify the 2016 regulations regarding state authorization of distance education. See “Risk Factors” in Item 1A of this Report.

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

Although we believe our schools met the minimum composite score necessary to meet the financial ratio standard for fiscal year 2019, DOE may determine that our calculations are incorrect, and/or it may determine that either or both of our schools continue to not meet other financial responsibility standards. If DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education.” An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of DOE. For the year ended April 30, 2019, approximately 19% of Aspen’s revenues were derived from Title IV Programs. For the year ended December 31, 2018, 30% of USU’s revenues were derived from Title IV Programs.

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

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen University’s official 3-year cohort default rates were as follows: FY2015 (5.7%), FY2014 (6.2%) and FY2013 (6.4%). USU’s official 3-year cohort default rates were as follows: FY2015 (11.4%), FY2014 (9.6%) and FY2013 (3.5%).

Incentive Compensation Rule. As a part of an institution’s program participation agreement with DOE and in accordance with the Higher Education Act, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV Programs, limitation on participation in Title IV Programs, or financial penalties. Aspen believes it is in compliance with the Incentive Compensation Rule (the “IC Rule”).

In recent years, other postsecondary educational institutions have been named as defendants in whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institution’s compensation practices did not comply with the IC Rule. A qui tam case is a civil lawsuit brought by one or more individuals, referred to as a relator, on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management’s time and attention away from the business, regardless of whether a claim has merit.

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

Code of Conduct Related to Student Loans. As part of an institution’s program participation agreement with DOE, HEOA requires that institutions that participate in Title IV Programs adopt a code of conduct pertinent to student loans. For financial aid officers or other employees who have responsibility related to education loans, the code must forbid, with limited exceptions, gifts, consulting arrangements with lenders, and advisory board compensation other than reasonable expense reimbursement. The code also must ban revenue-sharing arrangements, “opportunity pools” that lenders offer in exchange for certain promises, and staffing assistance from lenders. The institution must post the code prominently on its website and ensure that its officers, employees, and agents who have financial aid responsibilities are informed annually of the code’s provisions. Aspen has adopted a code of conduct under the HEOA which is posted on its website. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions. Failure to comply with the code of conduct provision could result in termination of our participation in Title IV Programs, limitations on participation in Title IV Programs, or financial penalties.

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

On July 31, 2018, DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the regulatory definition of “credit hour.” The Committee reached consensus on a revised definition of “credit hour” in April 2019, but DOE has not yet published a proposed rule that includes the revised definition.

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

We also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as state attorneys general, federal and state consumer protection agencies, present or former students or employees and other members of the public.

Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Colorado Commission on Higher Education, the Arizona Board, the California Bureau for Private Postsecondary Education, and other state educational regulatory agencies that license or authorize us and our programs may require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure or authorization.

On August 22, 2017, DOE recertified Aspen University to participate in Title IV Programs, and set a subsequent program participation agreement reapplication date of March 31, 2021. As of May 14, 2019, United States University has been granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020.  As part of the provisional approval, the DOE informed USU that it must post a letter of credit in the amount of $255,708, which was funded by AGI; this letter will remain in effect for the duration of the provisional approval. USU expects to be on HCM1, once formal notification is received from the DOE.

In the future, DOE may impose terms and conditions in any program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV Program aid. The institution may also be required to provide certifications to DOE signed by a senior administrative official attesting that the new program meets certain accreditation and state licensure requirements.

DEAC and WSCUC require pre-approval of new courses, programs, and degrees that are characterized as a “substantive change.” An institution must obtain written notice approving such change before it may be included in the institution’s grant of accreditation. An institution is further prohibited from advertising or posting on its website information about the course or program before it has received approval. The process for obtaining approval generally requires submission of a report and course materials and may require a follow-up on-site visit by an examining committee.

Gainful Employment. Under the Higher Education Act, only proprietary school educational programs that lead to gainful employment in a recognized occupation are eligible to participate in Title IV Program funding. DOE issued final Gainful Employment (“GE”) regulations on October 31, 2014 (“2014 GE Rule”), which went into effect on July 1, 2015. The 2014 GE Rule defines the requirements that programs at proprietary institutions must meet in order to be considered a GE program that is eligible for Title IV Program funding.  Under these regulations, all GE programs must meet certain metrics regarding their graduates’ debt-to-earnings or debt-to-discretionary-income (collectively, “D/E”) ratios to maintain Title IV Program eligibility, as well as creating extensive reporting and disclosure requirements for institutions.

Under the 2014 GE Rule, DOE issued only one set of D/E rates, in January 2017. In the period following that publication, DOE has continued to collect and distribute information to institutions, and institutions were required to continue complying with the Rule, subject to various delays.

On July 1, 2019, DOE issued a new final GE Rule. In this publication, DOE rescinded the entirety of Subparts Q and R of 34 CFR 668, which included all of the provisions of the 2014 GE Rule. The effective date of this new rule is July 1, 2020; however, the Secretary has provided institutions the opportunity to implement the new rule beginning on July 1, 2019. Both Aspen University and USU have opted to implement the new rule early and have internally documented their determination to take early action, following the direction provided by the DOE in Gainful Employment Electronic Announcement #122.  Therefore, as of July 1, 2019, neither Aspen University nor USU is required to comply with the 2014 GE Rule.

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

Borrower Defense to Repayment (“BDTR”). Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the DOE released a final regulation (“2016 BDTR Rule”) specifying the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the DOE. Under the regulation, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment.

These defenses are asserted through claims submitted to the DOE, and the DOE has the authority to issue a final decision. In addition, the regulation permits the DOE to grant relief to an individual or group of individuals, including individuals who have not applied to the DOE seeking relief. If a defense is successfully raised, the DOE has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense.

The regulation also amends the rules concerning discharge of federal student loans when a school or campus closes, requires institutions to report events that might potentially impact an institution’s financial responsibility (“financial triggers”) to allow DOE to determine if the institution needs to provide additional assurances or surety to continue participating in the Title IV programs, and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims.

On January 19, 2017, the DOE issued a final procedural rule, specifically relating to the then-upcoming borrower defense rules, with request for comments. These rules were limited to updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations.

Several times between June 2017 and February 2018, the DOE announced delays until July 1, 2019 for implementation of certain portions of the 2016 BDTR Rule. However, in October 2018, a judge denied a request to delay implementation, and as a result, the regulations went into effect as of October 16, 2018 and will remain in effect until such time as any new regulations are developed under the negotiated rulemaking process. DOE issued additional guidance regarding its planned implementation of the 2016 BDTR rule on March 15, 2019, which included specific processes for reporting financial responsibility trigger events occurring since July 1, 2017.

Prior to the court decision noted above, on June 16, 2017, the DOE announced its intent to convene a negotiated rulemaking committee to develop new and different proposed regulations related to borrower defense to replace the 2016 BDTR Rule and to address certain other related matters. Following three negotiated rulemaking sessions, on July 31, 2018, the DOE published a notice of proposed rulemaking that, among other things, would establish a new federal standard for evaluating, and a process for adjudicating, BDTR claims made on or after July 1, 2019. The DOE accepted public comments on the notice of proposed rulemaking through August 30, 2018; however, the DOE did not publish the final rule by November 1, 2018, as required by the Department’s master calendar to allow the final regulation to take effect on July 1, 2019. DOE has indicated that it still intends to publish a new BDTR Rule to replace the 2016 BDTR Rule, but has not yet done so. We cannot predict when or if DOE will issue a new BDTR Rule, or what will be proposed or ultimately adopted.

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies, and the DEAC all have standards pertaining to the change of control of schools, but those standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. The DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by the DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditations, state authorization or licensure. The requirements to obtain such approval from the states and the DEAC vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must also demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. The time required for the DOE to act on a change in ownership and control application may vary substantially. As of May 14, 2019, United States University has been granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020. As part of the provisional approval, the DOE informed USU that it must post a letter of credit in the amount of $255,708; this letter will remain in effect for the duration of the provisional approval. United States University currently awaits final disposition concerning any potential Heightened Cash Monitoring 1 (HCM1); the institution has not been, nor is it currently identified on the DOE website as an HCM1 school. See “Risk Factors” contained in Item 1A of this Report.

A change of control also could occur as a result of future transactions in which Aspen is involved. Some corporate reorganizations and some changes in the composition of the Board are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

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

Clery Act and Title IX. Both USU and Aspen University publish the required Annual Crime and Security Reports to comply with the requirements of the federal Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”). USU’s Report covers its San Diego, CA location; Aspen publishes separate reports for its Denver, CO and Phoenix, AZ locations. Both universities are committed to providing students, faculty, staff, and guests a safe and secure environment. The Reports identify policies and procedures for security and crime prevention, substance abuse, sexual misconduct/harassment (Title IX), and emergency response and evacuation.

Other Approvals. The U.S. Department of Defense and the U.S. Department of Veterans Affairs (the “VA”) regulate our participation in the military’s tuition assistance program and the VA’s veterans’ education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

Seasonality

Our business has been seasonal with our fiscal fourth quarter (beginning February 1) being our strongest quarter and the fiscal second quarter (beginning August 1) being the next strongest. The fiscal first quarter (beginning May 1) is the weakest as it covers the summer months of June and July.  Given the growth of USU’s structured two-year MSN-FNP program and Aspen University’s six semesters per year pre-licensure BSN campus program, future seasonality may be less pronounced.

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

The growth that we have experienced as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years and USU has grown significantly since we acquired it. Further, we lack experience in managing hybrid programs and anticipate substantial growth from this business. Managing multiple campuses in many locations will be challenging. Assuming we continue to grow as planned, it may impact our ability to manage our business. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

Because there is strong competition in the postsecondary education market, especially in the online education market, our cost of acquiring students may increase and our results of operations may be harmed.

Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously offered online education programs. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University is a prime example of this change.  Another example is Arizona State University which spends considerable sums on advertising its online degree programs in partnership with its Online Program Manager (OPM).

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

If we are unable to successfully execute our growth strategy of opening new campuses, our results of operations and future growth could be materially and adversely affected.

In addition to its original campus and the second campus it expects to open in the Phoenix metro area, Aspen University expects to open additional campuses in a number of other states as well as possibly in Arizona. This would require us to obtain appropriate state and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations will also require significant financial investments, including capital improvements, human resource capabilities, and new clinical placement relationships. If we are unable to obtain the required approvals, attract sufficient additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be materially and adversely affected.

Because our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising efforts, if those efforts are unsuccessful we may not be profitable in the future.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•

Grow our nursing programs including Aspen University’s core Bachelor’s and Master’s online degree programs, USU’s MSN-FNP and Aspen University’s pre-licensure BSN hybrid online/campus program which began its initial classes on July 10, 2018;

•	Select communities which have excess demand for nursing students interested in an on-campus model;
•	Grow Aspen University’s doctoral programs;
•	Replicate the success we have had with nursing in other programs;
•	Achieve the same degree of success with USU;
•	Create greater awareness of our schools and our programs;
•	Identify the most effective and efficient level of spending in each market and specific media vehicle;
•	Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
•	Effectively manage marketing costs (including creative and media).

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

Aspen Group, Inc.’s primary focus has been the continued growth of enrollment in its Nursing programs at both universities. As of April 30, 2019, approximately 81% of our active degree-seeking students were enrolled in our nursing programs. If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelor’s or an advanced degree, our enrollment and results of operations will be adversely affected.

If we experience system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

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

Building awareness of Aspen University and USU and the programs we offer are critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Aspen University’s ability to attract and enroll prospective students in such programs could be adversely affected, and consequently, our ability to increase revenue or achieve profitability could be impaired. It is also critical to our success that we convert these applicants to enrolled students in a cost-effective manner and that these students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	The emergence of more successful competitors;
•	Factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;
•	Performance problems with our online systems;
•	Failure to maintain accreditation;
•	Student dissatisfaction with our services and programs, including with our customer service and responsiveness;
•	Adverse publicity regarding us, our competitors, or online or for-profit education in general;
•	Price reductions by competitors that we are unwilling or unable to match;
•	A decline in the acceptance of online education or our degree offerings by students or current and prospective employers;
•	Increased regulation of online education, including in states in which we do not have a physical presence;
•	A decrease in the perceived or actual economic benefits that students derive from our programs;
•	Litigation or regulatory investigations that may damage our reputation; and
•	Difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve.

If we are unable to continue to develop awareness of Aspen University and USU and the programs we offer, and to enroll and retain students, our enrollments would suffer and our ability to increase revenues and achieve profitability would be significantly impaired.

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

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, trade secret or other protections. This intellectual property includes but is not limited to courseware materials, business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the U.S. to protect our rights to the mark ASPEN UNIVERSITY and the mark UNITED STATES UNIVERSITY as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the U.S. or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Aspen University and USU use a third-party to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV Programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our data or our users’ content is hacked, including through privacy and data security breaches, our business could be damaged, and we could be subject to liability.

Our business is and we expect it will continue to be heavily reliant upon the Internet. Cyber security events have caused significant damage to large well-known companies. If our systems are hacked and our students’ confidential information is misappropriated, we could be subject to liability.

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

If governments enact new laws to regulate Internet commerce, it may negatively affect our business.

The widespread use of the Internet has led and may in the future lead to the adoption of new laws and regulatory practices in the U.S. and to new interpretations of existing laws and regulations. As well as regulations elsewhere including the European Union. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

If we fail to comply with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or, new laws in one or more of these areas are enacted, it could result in proceedings, actions, or penalties against us and could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, including email, radio, display advertising, and social media marketing, targeted online advertisements, and postal mailings, and we are or may become subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal data, particularly in the context of online advertising, which we utilize to attract new students.

The use and storage of data, files, and information on our websites and those of our third-party service providers concerning, among others, student information is essential to their enrollment in our schools. Laws and regulations relating to privacy, data protection, information security, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other regulations or our current practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable us to comply with applicable privacy and security requirements in our collection, use, and transmittal of data, but these features do not ensure our compliance and may not be effective against all potential privacy concerns. In particular, as a United States company, we may be obliged to disclose data pursuant to government requests under United States law. Compliance with such requests may be inconsistent with local laws in other countries where our students reside. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, whether federal, state, or international, could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, students, users of our website, third party service providers, or others, or may require us to change our operations and/or cease using certain types of data. Any such claims, proceedings, or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, result in adverse publicity, distract our management, increase our costs of doing business, result in a loss of students and/or third party service providers, and result in the imposition of monetary penalties.

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, which will take effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

In addition, federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered, or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to utilize online behavioral tracking, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new students on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

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

As a result of our acquisition of USU, we recorded approximately $5 million of goodwill which is currently shown as an asset on our balance sheet at April 30, 2019.  Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined.

If our assumptions with respect to our long-term accounts receivable prove to be inaccurate, we may be required to take a charge to our accounts receivable and incur a material non-cash charge to earnings.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $1,315,050 at April 30, 2018 to $3,085,243 at April 30, 2019. The primary component consists of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. Our ability to collect the sums owed directly by students in contrast to the federal government or other third parties is directly tied to the future ability of students to pay us and their other obligations stemming from a variety of factors  including the impact of an economic decline in the United States, the students’ individual and family financial conditions, including unemployment and under-employment, health issues which affect students, and/or family members and whether students continue with their courses or cease taking courses. While our management, based on its experience, makes assumptions which affect the reserves we take to our long-term accounts receivable, these assumptions may be incorrect and the above or other factors may cause us to increase our reserves and reduce the long-term accounts receivable on our balance sheet. The amount of any future reductions we take may be a non-cash material charge to future earnings.

Because our expansion of our hybrid nursing program requires material capital expenditures, if we do not begin to generate material cash from operations by the end of the fiscal year ending April 30, 2020, we will have to draw down on our remaining line of credit or close a new financing.

While our online businesses have grown as expected, we made a strategic decision to enter the pre-licensure BSN campus nursing business. That business has the potential to generate higher returns than our legacy online businesses but like any new business venture it requires time to generate income and positive cash flow. Further, as we continue to expand the campus business, we will need cash for, among other things, capital improvements and equipment and general working capital and corporate purposes including employees. This may require us to draw on our remaining line of credit and/or close a new financing. There can be no assurances that we will not encounter obstacles which result in our inability to draw on the line of credit, which is with an individual and not a commercial lender. For example, in the event something were to happen to the lender’s principal executive, including disability or death, we may no longer have him as a source of funding nor can we have any assurance that his estate would agree to continue funding under the line of credit. Further additional borrowings under the line of credit will require additional material debt service payments and a new financing will likely result in dilution to our shareholders.

If we are unable to repay our outstanding indebtedness under our senior secured loan agreements, we could lose our business.

Our obligations under the Loan Agreements in the aggregate principal amount of $10 million, entered into in March 2019, are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU and a pledge of all of the outstanding capital stock of Aspen University and USU. As of April 30, 2019, there was a total of $10,000,000 outstanding under the Loan Agreements. The Loan Agreements mature on September 6, 2020, subject to one 12-month extension upon the Company’s option. If an acceleration event occurs under the Loan Agreements, our entire indebtedness under the Loan Agreements will immediately become due and payable and, if we do not have sufficient funds to repay the indebtedness, the lenders would have the right to proceed against the collateral in which we granted a security interest to them.

Risks Related to the Regulation of Our Industry

If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.

We are subject to extensive regulation by (1) the federal government through DOE under the Higher Education Act, (2) state regulatory bodies and (3) accrediting agencies recognized by DOE, including DEAC, a “national accrediting agency” recognized by DOE, and WSCUC, a “regional accrediting agency” recognized by DOE. In addition, the U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.

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

Our operations are also subject to regulation due to our participation in Title IV Programs. Title IV Programs, which are administered by DOE, include loans made directly to students by DOE and several grant programs for students with economic need as determined in accordance with the Higher Education Act and DOE regulations. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education and be certified as an eligible institution by DOE. Our growth strategy is partly dependent on being able to offer financial assistance through Title IV Programs as it may increase the number of potential students who may choose to enroll in our programs.

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

Aspen University is headquartered in Colorado and is authorized by the Colorado Commission on Higher Education to grant degrees, diplomas or certificates. Aspen’s BSN pre-licensure hybrid program is authorized by the Arizona Board, and USU is headquartered in California and is authorized by the California Bureau to grant degrees, diplomas or certificates. If Aspen were to lose its authorization from the Colorado Commission on Higher Education, Aspen would be unable to provide educational services in Colorado and would lose its eligibility to participate in the Title IV Programs. If Aspen were to lose its authorization from the Arizona Board, it would be unable to provide educational services in Arizona. If USU were to lose its authorization from the California Bureau, it would be unable to provide educational services in California and would lose its eligibility to participate in the Title IV Programs.

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

If our pre-licensure BSN nursing programs fail to have a required minimum pass rate on the NCLEX, it could result in sanctions and could adversely affect our business, results of operations and future growth.

Our pre-licensure BSN nursing degree program must comply with state regulations which require approval from the local nursing board and compliance with local laws and regulations. State nursing boards in the states where we currently have or plan to open pre-licensure nursing campuses require that these nursing programs have a certain minimum pass rate on the relevant National Council Licensure Examination (the “NCLEX”). If the NCLEX pass rate falls below the required minimum for multiple years, our program in a state may be put on probation and ultimately terminated, which would materially adversely affect our business, results of operations and future growth.

If DOE determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans based on a state law claim against our institution, our institution’s repayment liability to DOE could have a material adverse effect on our enrollments, revenues and results of operations.

DOE’s BDTR regulations as published on November 1, 2016 and put into effect by court order issued on October 16, 2018, provide borrowers of loans under the Direct Loan program a defense against repayment under certain circumstances outlined in the rule. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan and may require the institution to repay the amount of the loan to which the defense applies.

Bases for borrowers to file claims: The regulations set out three grounds for a borrower defense to repayment claim: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to DOE) must be made within six years.

Claim resolution process: The regulations call for DOE to set up a fact-finding process to resolve claims. The structure includes providing the institution with notice and an opportunity to submit evidence. In addition, DOE has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim. Borrowers who file successful claims may have their loans forgiven in whole or in part, with DOE reserving the right to calculate the amount of forgiveness in various ways.

Recovering funds: For debts relieved for individual borrowers, the regulations give DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven.

Financial Responsibility “Triggers”: The BDTR rule amends the existing financial responsibility regulations to describe numerous operational or financial events that would potentially indicate that the institution will have difficulty meeting its financial or administrative obligations. If one of the enumerated triggering events occur, the institution is required to report to DOE according to the reporting requirements included in the regulation.

For certain of the triggers, DOE will assess the potential liability or fiscal impact reported and recalculate the institution’s composite score.  If the institution’s composite score drops below 1.0, DOE may require the institution to provide additional surety to continue Title IV participation.  The regulations also include “discretionary trigger” events or conditions that institutions must report, and which DOE will review to determine whether they are reasonably likely to have a materially adverse effect on the institution’s fiscal or operational condition.

If based on these events and DOE’s assessment, it is determined that the institution is not financially responsible, DOE will require the institution to become provisionally certified and post a letter of credit in an amount specified, generally at least 10% of the Title IV received in the most recent award year.  In addition, if the institution does not provide the required letter of credit within 45 days of DOE’s request, DOE may offset the institution's future Title IV funds for up to nine months until DOE is able to capture the amount of the letter of credit.

Prohibited mandatory pre-dispute arbitration clauses and class action waivers: The regulations would prohibit an institution from requiring a student to agree to resolve a borrower defense-related claim (meaning related to the making of a Direct Loan or the educational services for which the Direct Loan was issued) through arbitration, or from waiving the right to join a class action for similar types of claims. If an institution’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement, and for those who already signed an arbitration or class action waiver, provide a specific notice to students, using language provided by DOE.

In addition, institutions are now required to report and provide DOE with arbitral and judicial records when a student files a borrower defense-related claim.

Required warnings to students of new repayment rate and financial responsibility triggers: The BDTR rules include two additional notice provisions.  For for-profit institutions only, institutions will be required to disclose a new form of loan repayment rate in a variety of public materials, to serve as a warning to current and potential students, when the loan repayment rate falls below a “median borrower” rate, determined by DOE. All Title IV institutions would be required to publish a notice to students regarding certain financial responsibility triggering events.  In its March 15, 2019 guidance, DOE indicated that it will not implement either of these provisions until it has conducted consumer testing to determine the best means to delivery these warnings.

If DOE determines that borrowers of Direct Loan program loans who attended Aspen or USU have a defense to repayment of their Direct Loan program loans based on our acts or omissions, the repayment liability to DOE could have a material adverse effect on our financial condition, results of operations and cash flows.

If Aspen or USU were to experience an event that DOE determines is an indication that either institution is not financial responsible, we could be forced to post letter(s) of credit and be moved to provisional certification, both of which could have a material adverse effects on our financial condition, results of operations and cash flows.

Additionally, if DOE finalizes the notice requirements currently delayed for consumer testing, and Aspen or USU were required to issue warnings to current and prospective students describing the low repayment rate or triggering event that could have a material adverse effect on our enrollments, revenues, financial condition, results of operations and cash flow.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the U.S. Armed Forces and also to participate in Title IV Programs.

Aspen University is accredited by the DEAC, which is a national accrediting agency and USU is accredited by WSCUC, which is a regional accrediting agency. Both DEAC and WSCUC are recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV Programs as well as in the tuition assistance programs of the United States Armed Forces. The DEAC or WSCUC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited, we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV Programs and have a material adverse effect on our enrollments, revenues and results of operations. In addition, although the loss of accreditation by one school would not necessarily result in the loss of accreditation by the other school, the accreditor may consider the loss of accreditation by one school as a factor in considering the on-going qualification for accreditation of the other school.

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

Because USU is provisionally certified by DOE, we must reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that DOE will recertify us to participate in the Title IV Programs.

An institution generally must seek recertification from DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control.

As mentioned previously, as of May 14, 2019, United States University has been granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020. As part of the provisional approval, the DOE informed USU that it must post a letter of credit in the amount of $255,708; this letter will remain in effect for the duration of the provisional approval.

Under provisional certification, an institution must obtain prior DOE approval to add an educational program or make other significant changes and may be subject to closer scrutiny by DOE. In addition, if DOE determines that a provisionally certified institution is unable to meet its responsibilities to comply with the Title IV requirements, DOE may revoke the institution’s certification to participate in the Title IV Programs without advance notice or opportunity to challenge the action. USU expects to be on HCM1, once formal notification is received from the DOE.

Subsequent to a compliance audit covering the period from January 1, 2015 through December 31, 2015, USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). USU was required to post an irrevocable letter of credit in the amount of 25% of the 2015 Title IV returns. An irrevocable letter of credit was established in favor of the Secretary of Education in the amount of $71,634 as a result of this finding. In the 2016 compliance audit, USU had a material finding related to the same issue and was required to maintain the irrevocable letter of credit in the same amount. USU will be required to maintain the letter of credit until it has experienced two consecutive audit periods without a repeat finding. As a result of the change of ownership, the previous letter of credit established by USU was replaced by one provided by AGI.

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

Under the Higher Education Act, an institution is subject to loss of eligibility to participate in the Title IV Programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue from Title IV Program funds, for two consecutive fiscal years. This rule is known as the 90/10 rule. Our online programs are well below this threshold due to our monthly payment plans. However, our hybrid campus/online nursing program tuition is too high to justify use of our monthly payment plans.

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

We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen University and USU. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. For example, large competitors such as ITT Tech and Corinthian Colleges, sold or shut down their schools due to substantial regulatory investigations and DOE actions. Adverse media coverage regarding other companies in the for-profit school sector or regarding Aspen or USU directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including Aspen and USU.

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

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance at an academically related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements. Under DOE regulations, late return of Title IV Program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit or a program review constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of DOE or otherwise be sanctioned by DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows.

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

In addition, the GAO has issued a report critical of DOE’s enforcement of the incentive payment rule, and DOE has undertaken to increase its enforcement efforts. If DOE determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to DOE’s satisfaction. DOE may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV Programs. DOE may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of DOE alleging violation of the incentive payment provision. Such suits may prompt DOE investigations. Particularly in light of the uncertainty surrounding the incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or DOE investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.

If their student loan default rates are too high, our schools may lose eligibility to participate in Title IV Programs.

The DOE regulations provide that an institution’s participation in Title IV Programs ends when historical default rates reach a certain level in a single year or for a number of years. Because of our limited experience enrolling students who are participating in these programs, we have limited historical default rate information. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our default rate. If Aspen University or USU loses its eligibility to participate in Title IV Programs because of high student loan default rates, our students would no longer be eligible to use Title IV Program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

If either institutional accrediting agency loses recognition by the U.S. Secretary of Education or we fail to maintain institutional accreditation for Aspen and USU, we may lose our ability to participate in Title IV Programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. While Aspen University and USU are each accredited by a DOE-recognized accrediting body, if the DOE were to limit, suspend, or terminate either accreditor’s recognition that institution could lose its ability to participate in the Title IV Programs. If we were unable to rely on accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV Programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.

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

Failure to comply with the federal campus safety and security reporting requirements as implemented by DOE would result in sanctions, which could have a material adverse effect on our business and results of operation.

We must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act of 1990 (the “Clery Act”), as amended by the Violence Against Women Reauthorization Act of 2013. The Clery Act requires an institution to report to DOE and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” Failure to comply with the Clery Act requirements or regulations promulgated by DOE could result in fines or suspension or termination of our eligibility to participate in Title IV programs, could lead to litigation, or could harm our reputation, each of which could, in turn, have a material adverse effect on our business and results of operations.

Other Risks

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to generate increasing material revenues;
•	Our failure to become profitable or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	A decline in our growth rate including new student enrollments and class starts;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Disclosure of the results of our monthly payment plan and collections;
•	A decline in the economy in the United States which is severe enough to impact our ability to collect our accounts receivable;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The loss of Title IV funding or other regulatory actions;
•	The sale of large numbers of shares of common stock;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

We have a relatively low number of shares in the public float, and our common stock does not normally trade actively. Our Chief Executive Officer believes, partly based upon conversations with potential mutual funds and large hedge funds that some major financial institutions are unable to purchase our common stock due to the lack of public float and since their minimum size purchase would likely cause an artificial rise in our common stock price. Unless our public float increases, we believe our stock price will be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We lease approximately 88,600 square feet of office and classroom space in the Phoenix metro area, San Diego, New York, Denver and Moncton, New Brunswick Canada. Our lease cost for the fiscal year ending April 30, 2019 was $2,278,642.

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

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consists of 208,000 shares of AGI common stock. The principal creditors are AGI which holds the judgment and has several other claims. During the fiscal year ended April 30, 2019, the Court reduced Aspen’s unsecured claim to $888,632. The other primary claimant is a secured creditor which alleges it is owed a principal amount of $1,200,000. AGI alleges that because HEMG, a Nevada corporation, had failed to pay annual fees to Nevada it lacked the legal authority to create a security interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock trades on The Nasdaq Global Market under the symbol “ASPU”. Prior to June 24, 2019 our stock traded on The Nasdaq Capital Market and prior to August 2, 2017, our stock traded on the OTCQB.

The last reported sale price of our common stock as reported by Nasdaq on July 8, 2019 was $4.28. As of that date, we had 150 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Unregistered Sales of Equity Securities

On April 10, 2019, the Executive Committee of the Board of Directors of the Company (the “Executive Committee”) approved a grant to a consultant of the Company and such consultant’s designated affiliate of a total of 25,000 shares of the Company’s restricted common stock in exchange for services. Of these restricted shares, 5,000 shares were deemed vested as of the date of the grant and the remaining 20,000 shares vest quarterly over a one-year period.

In addition, on April 10, 2019, the Executive Committee approved a grant to a member of the Company’s Advisory Board of five-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.89 per share, which shall vest annually over a three-year period beginning one year from the grant date, subject to continued service on the Company’s Advisory Board.

Both awards were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained herein.

Company Overview

AGI is an educational technology holding company.  AGI has three subsidiaries, Aspen University, ANI and USU. On March 13, 2012, the Company acquired Aspen University. On December 1, 2017, the Company acquired USU.

AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession, as today 81% of all students across both universities are degree-seeking nursing students.

In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online associate and bachelor students the opportunity to pay their tuition and fees at $250/month, online master’s students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.

USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan will be offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) will be required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).

Since 1993, Aspen University has been nationally accredited by the DEAC, a national accrediting agency recognized by the DOE. In February 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.

Since 2009, USU has been regionally accredited by WSCUC.

Both universities are qualified to participate under the Higher Education Act and the Federal student financial assistance programs (Title IV, HEA programs).

AGI Student Population Overview*

AGI’s total active student body (includes both Aspen University and USU) grew 27% year-over-year from 7,057 to 8,932. Of the 8,932 total active students at both universities, 81% or 7,213 are degree-seeking Nursing students.

Aspen University’s total active degree-seeking student body grew 20% year-over-year from 6,500 to 7,784. Aspen’s School of Nursing grew 28% year-over-year, from 4,807 to 6,164 active students, which includes 396 active students in the BSN Pre-Licensure program in Phoenix, AZ.

USU’s total active degree-seeking student body grew sequentially from 961 to 1,148 students or a sequential increase of 19%. Of the 1,148 total active students at USU, 970 or 84% are enrolled in the MSN-FNP degree program.

* Note: “Active Degree-Seeking Students” are defined as degree-seeking students who were enrolled in a course during the quarter reported or are registered for an upcoming course.

AGI New Student Enrollments

AGI delivered 1,560 new student enrollments for the fiscal fourth quarter, a 23% increase year-over-year. Aspen University accounted for 1,243 new student enrollments (includes 113 Doctoral enrollments and 186 Pre-licensure BSN AZ campus enrollments). USU accounted for 317 new student enrollments (primarily MSN-Family Nurse Practitioner (“FNP”) enrollments), a 79% increase year-over-year. Enrollments for Aspen University’s Pre-Licensure BSN program increased 92% sequentially as the university began accepting enrollments for prerequisite students taking online courses in anticipation of entering the HonorHealth final two-year core campus program targeted to launch this upcoming September.

Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	New Student Enrollments						EAs	EAs	Enrolls/ Month/EA
	Q4’18	Q1’19	Q2’19	Q3’19	Q4’19		Q4’18	Q4’19
Aspen (Nursing + Other)	980	882	1,104	895	944		49	48	6.6
Aspen (Doctoral)	116	118	133	120	113		6	5	7.5
Aspen (Pre-Licensure BSN, AZ)		93	57	97	186	[1]	1	5	12.4
USU (FNP + Other)	177	221	271	251	317		8	14	7.5
Total	1,273	1,314	1,565	1,363	1,560		64	72

———————

1Includes prerequisite students for HonorHealth Campus and students registered for upcoming start dates awaiting financial clearance.

In terms of enrollment center staffing, the Aspen (Nursing + Other) unit was staffed with 48 Enrollment Advisors (EAs), Aspen Doctoral (5), Aspen Pre-Licensure BSN (5) and USU (14). Note that enrollment center staffing on a year-over-year basis increased by 10 EAs across its two newest business units; USU and Aspen’s Pre-Licensure BSN program, while the Aspen (Nursing + Other) and Aspen (Doctoral) staffing decreased year-over-year by one EA in each unit, respectively.

Throughout the 2019 fiscal year just ended, the Company has focused the majority of its growth resources on these two newest business units as the Company has materially higher LTV’s (see ‘Marketing Efficiency Ratio Analysis’ section). By maintaining a relatively flat monthly spend rate ($375,000 - $430,000) and EA staffing plan (45 – 50 EAs) since January 2018 in its Aspen Nursing + Other unit, this allowed the Company to achieve Adjusted EBITDA positive results earlier than expected. However, the Company is planning to increase its EA staffing in its Aspen Nursing + Other unit by 10-20% starting in the summer months and as a result expects year-over-year enrollments to increase during the current fiscal year.

Monthly Payment Programs Overview

Aspen offers two monthly payment programs, a monthly payment plan in which students make payments every month over a fixed period depending on the degree program, and a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 19% year-over-year, from 4,532 to 5,404. Those 5,404 students paying through a monthly payment method represent 69% of Aspen University’s total active student body. The total contractual value of Aspen University’s monthly payment plan students now exceeds $40 million which currently delivers monthly recurring tuition cash payments exceeding $1,200,000.

USU students paying tuition and fees through a monthly payment method grew from 602 to 758 students sequentially. Those 758 students paying through a monthly payment method represent 66% of USU’s total active student body. The total contractual value of United States University’s monthly payment plan students now exceeds $10 million which currently delivers monthly recurring tuition cash payments exceeding $200,000.

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

The current Marketing Efficiency Ratio (MER = revenue-per-enrollment or LTV/cost-per-enrollment or CAC) for our four degree units is reflected in the below table:

	Enrollments	Cost-of- Enrollment		LTV		MER
Aspen (Nursing + Other)	944	$1,361	[2]	$7,350		5.4X
Aspen (Doctoral)	113	$2,892	[2]	$12,600		4.4X
USU (FNP + Other)	317	$1,619	[2]	$17,820	[3]	11.0X
Aspen (Pre-Licensure BSN, AZ)	186	$402	[4]	$30,000	[5]	74.6X

———————

2Based on 6-month rolling average

3LTV for USU’s MSN-FNP Program

4Based on 3-month rolling average

5Preliminary LTV estimate for Aspen’s Pre-Licensure BSN Program

Bookings Analysis (FY’2018 v. FY’2019)

In the charts below, we have provided a full-year comparison of enrollments and bookings from fiscal year 2018 to fiscal year 2019. Note that the Company’s enrollments rose 36% year-over-year, however, the bookings increased 90% year-over-year.

Growing enrollments by 36% year-over-year yet achieving a 90% increase in bookings translates to a 39% average revenue per unit/enrollment (ARPU) increase year-over-year. This result is why the Company focused its growth spending on these three new business units during fiscal year 2019.

	Lifetime Value (LTV)	FY'2018	FY'2018	FY'2019	FY'2019
	Per Enrollment	Enrollments	Bookings	Enrollments	Bookings
AU Online (Nursing + Other) Unit	$7,350	3,858	$28,356,300	3,825	$28,113,750
AU (Doctoral) Unit	$12,600	116	$1,461,600	484	$6,098,400
AU (Pre-Licensure BSN) Unit	$30,000	—	$—	433	$12,990,000
USU (FNP + Other) Unit	$17,820	280	$4,989,600	1,060	$18,889,200
Total		4,254	$34,807,500	5,802	$66,091,350
Average Revenue Per User (ARPU)			$8,182		$11,391

* Note: “Bookings” are defined by multiplying LTV by new student enrollments for each operating unit. “Average Revenue Per User or (ARPU)” is defined by dividing total bookings by total enrollments.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

In July 2018, Aspen University through ANI began its Pre-Licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro, in January 2019 Aspen began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, Aspen entered into a memorandum of understanding to open a second campus in the Phoenix metro area in partnership with HonorHealth (the initial semester at HonorHealth is currently targeted to begin in September 2019).

Aspen’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at Aspen’s current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.

Aspen’s Pre-Licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen is admitting students into one of two program components: (1) a pre-professional nursing component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that ready to participate in the competitive evaluation process for entry (Years 2-3).

New student enrollments for Aspen University’s Pre-Licensure BSN program increased from 97 to 186 or 92% sequentially, as in the fiscal fourth quarter the university began accepting enrollments for prerequisite students taking online courses in anticipation of entering the HonorHealth final two-year nursing core component of the program targeted to launch this upcoming September. Aspen University ended the fiscal year with 396 active students in its Pre-Licensure BSN program.

The Company has been carefully tracking the persistence rates of the first BSN Pre-Licensure cohort of students that began in July 2018. Of the 127 students that entered into the final 2-year nursing core program with all general education courses completed, 123 remain active in the program three semesters later, which represents a 3% attrition rate to date so we are currently modeling less than a 10% attrition rate for this cohort. Additionally, today we have an additional 273 students in the first-year pre-requisite phase of the program and we’re comfortable at this time predicting a two-thirds matriculation rate in this cohort that will successfully complete their 41 first-year credits and thereby enter the final two-year core clinical  As a result, we expect that our Aspen University BSN Pre-Licensure business will deliver the highest LTV’s among all degree programs offered by the Company, and that the LTV per enrollment for the program will be approximately $30,000.

The first quarter of fiscal year 2020 (ending July 31, 2019) will mark the completion of the first year of Aspen’s inaugural campus in Phoenix, AZ. Revenues in this first campus are expected to rise to approximately 7% - 8% of the Company’s revenues for the first quarter of fiscal year 2020. The Company expects this inaugural campus to  be profitable in the current first fiscal quarter of fiscal year 2020.

ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $13,741,713 at April 30, 2019. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly. The converse is true also. A student who takes courses at a slower pace, even taking time off between eight-week terms, could have a balance due to them. It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them. Aspen University students paying tuition and fees through a monthly payment method grew by 19% year-over-year, from 4,532 to 5,404. Those 5,404 students paying through a monthly payment method represent 69% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 602 to 758 students sequentially. Those 758 students paying through a monthly payment method represent 66% of USU’s total active student body.

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

At April 30, 2019, the allowance for doubtful accounts was $1,247,031 which represents 8.3% of the gross accounts receivable balance of $14,988,744, the sum of both short-term and long-term receivables.

The Introduction of Long-Term Accounts Receivable

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an account receivable as the student does have the option to stop attending. As a student takes a class, revenue is earned over that eight-week class. Some students accelerate their program, taking two classes every eight-week period, and as we discussed, that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2019 and 2018, those balances are $3,085,243 and $1,315,050, respectively.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $1,315,050 at April 30, 2018 to $3,085,243 at April 30, 2019. The primary component consist of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.

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

Seasonality Briefing and Revenue Guidance

As Aspen University continues to scale its traditional online Nursing student body, seasonality in that unit has become more pronounced. As previously disclosed, the Company’s first fiscal quarter (May – July) is the seasonal low point because it falls during the summer months and therefore our primarily working professional students tend to take less courses during that quarter relative to the other three fiscal quarters.

By way of example, in Q4 fiscal 2018 (quarter ending April 30, 2018), Aspen University’s revenues were $6,167,367. In the following quarter (Q1 fiscal 2019), revenues sequentially declined 4% or $234,081 to $5,933,286. The following quarter (Q2 fiscal 2019), revenues rose sequentially by 11% or $650,883 to $6,584,169.

The Company expects a similar seasonality effect with Aspen University’s online degree program to occur in the first quarter of the current 2020 fiscal year. Consequently, Aspen University online degree program revenues are expected to decline in Q1 relative to Q4, however as a result of the growing revenue contribution from USU and AU’s pre-licensure BSN campus program, overall Company revenues are expected to be at least $10 million for the 2020 first fiscal quarter.

Results of Operations

For the Year Ended April 30, 2019 Compared with the Year Ended April 30, 2018

*Note that the USU acquisition closed on December 1, 2017, therefore year-over-year comparatives include only five months of USU in the 2018 Period.

Revenue

Revenue from operations for the year ended April 30, 2019 (“2019 Period”) increased to $34,025,418 from $22,021,512 for the year ended April 30, 2018 (“2018 Period”), an increase of $12,003,906 or 55%.

Aspen University’s revenues increased 27% year-over-year in its traditional post-licensure online nursing + other degree programs; and Aspen University’s Pre-Licensure BSN program delivered approximately 4% of the company’s revenues following its first campus launching in Phoenix in July 2018.

USU contributed approximately 20% of the total revenues for the full fiscal year.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2019 Period rose to $6,880,668 from $4,424,991 for the 2018 Period, an increase of $2,455,677 or 55%.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the 2019 period, while USU instructional costs and services equaled 29% of USU revenues for the 2019 period.

Marketing and Promotional

Marketing and promotional costs for the 2019 Period were $9,096,550 compared to $5,428,828 for the 2018 Period, an increase of $3,667,722 or 68%.

Aspen University marketing and promotional expenses represented 24% of Aspen University revenues for the 2019 Period, while USU marketing and promotional expenses equaled 24% of USU revenues for the 2019 period.

AGI corporate marketing expenses equaled $852,904 for the 2019 Period compared to $201,190 for the 2018 Period, an increase of $651,714 or 324%. The AGI corporate marketing increase was a result of the initiation of an outside sales force in early calendar year 2018.

Gross profit fell to 51% of revenues or $17,299,195 for the 2019 Period from 53% of revenues or $11,636,809 for the 2018 Period.

Aspen University gross profit represented 55% of Aspen University revenues for the 2019 Period, while USU gross profit equaled 47% of USU revenues for the 2019 Period.

Costs and Expenses

General and Administrative

General and administrative costs for the 2019 Period were $24,987,828 compared to $16,328,580 during the 2018 Period, an increase of $8,659,248 or 53%.

Aspen University general and administrative costs represented 47% of Aspen University revenues for the 2019 Period, while USU general and administrative costs equaled 88% of USU revenues for the 2019 Period. It is anticipated that USU’s general and administrative expenses as a percent of revenues will decline over time as USU’s revenues increase.

Aspen Group, Inc. general and administrative costs which are included in the above amount for the 2019 Period equaled approximately $6.14 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2019 Period increased to $2,170,098 from $1,092,283 for the 2018 Period, an increase of $1,077,815 or 99%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU.  Additionally, Aspen has begun making capital investments in the ground campus business and that will cause depreciation expense to continue to increase in the near future.

Other (Expense)

Other expense, net for the 2019 Period decreased to ($168,491) from ($1,807,891) in the 2018 Period, a decrease of $1,639,400 or 91%. The other expenses in the 2018 period consists primarily of expenses associated with the early repayment in April 2018 of the $7,500,000 credit facility with Runway Growth Credit Fund.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Net Loss

Net loss for 2019 Period was ($9,278,217) as compared to ($7,061,061) for the 2018 Period, an increase in the loss of $2,217,156 or approximately 31%.  The primary reason for the increased loss was that USU is operating at a loss and it had a full year of operation in the 2019 Period but only a partial year of operation in the 2018 Period.

Aspen University generated approximately $1.9 million of net income for the 2019 period, while USU experienced a net loss of approximately ($3.77) million for the 2019 period.

AGI corporate incurred $7.41 million of operating expenses for the 2019 period, including $0.44 million interest expense.

For the Quarter Ended April 30, 2019 Compared with the Quarter Ended April 30, 2018

Revenue

Revenue from operations for the quarter ended April 30, 2019 (“2019 Quarter”) increased to $10,214,143 from $7,225,029 for the quarter ended April 30, 2018 (“2018 Quarter”), an increase of $2,989,114 or 41%.

Aspen University’s revenues in the 2019 Quarter increased 18% year-over-year in its traditional post-licensure online nursing + other degree programs. Aspen University’s Pre-Licensure BSN program delivered approximately 5% of the Company’s revenues following its first campus launching in Phoenix in July, 2018.

USU contributed approximately 24% of the total revenues for the 2019 Quarter.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for the 2019 Quarter rose to $1,974,846 or 19% of revenues from $1,531,173 or 21% of revenues for the 2018 Quarter, an increase of $443,673 or 29%.

Aspen University instructional costs and services represented 17% of Aspen University revenues for the 2019 quarter, while USU instructional costs and services equaled 25% of USU revenues during the 2019 quarter.

Marketing and Promotional

Marketing and promotional costs for the 2019 Quarter were $2,337,486 or 23% of revenues compared to $2,039,832 or 28% of revenues for the 2018 Quarter, an increase of $297,654 or 15%.

Aspen University marketing and promotional costs represented 21% of Aspen University revenues for the 2019 Quarter, while USU marketing and promotional costs equaled 19% of USU revenues for the 2019 Quarter.

AGI corporate marketing expenses equaled $201,190 for the 2019 Quarter compared to $247,835 for the 2018 Quarter, a decrease of $46,645 or 19%.

Gross profit rose to 56% of revenues or $5,683,536 for the 2019 Quarter from 49% of revenues or $3,506,254 for the 2018 Quarter.

Aspen University gross profit represented 58% of Aspen University revenues for the 2019 Quarter, while USU gross profit equaled 55% of USU revenues during the 2019 Quarter.

Costs and Expenses

General and Administrative

General and administrative costs for the 2019 Quarter were $6,669,767 compared to $5,353,495 during the 2018 Quarter, an increase of $1,316,272 or 25%.

Aspen University general and administrative costs which are included in the above amount represented 43% of Aspen University revenues for the 2019 Quarter, while USU general and administrative costs equaled 65% of USU revenues for the 2019 Quarter. As a percentage of revenue, the AU percentage is higher than the previous year’s 4th quarter percentage of 27%.  In the 2018 Quarter a full year adjustment was made moving expenses from the subsidiary to the parent causing the variance between the two quarters.

AGI’s general and administrative costs for the 2019 Quarter which is included in the above amount equaled approximately $1.73 million, including corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the 2019 Quarter increased to $592,634 from $460,314 for the 2018 Quarter, an increase of $132,320 or 29%. The increase in depreciation expense is mainly due to the depreciation of intangible assets acquired with USU.  Additionally, Aspen has begun making capital investments in the Phoenix campus and that will cause depreciation expense to continue to increase in the near future.

Other Income (Expense)

Other income, net for the 2019 Quarter decreased to $(249,333) from ($1,504,701) in the 2018 Quarter, a decrease of $1,255,368 or 83%. The other expenses in the 2018 period consists primarily expenses associated with the payoff of the $7,500,000 credit facility.

Income Taxes

Income taxes expense (benefit) for the comparable years was $0 as Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in both periods.

Operating Income and Loss

Aspen University generated $1.1 million of operating income for the 2019 Quarter, USU experienced an operating loss of ($0.51) million during the 2019 Quarter, while AGI corporate incurred $2.2 million of total expenses for the 2019 Quarter.

Net Loss

Net loss applicable to shareholders was ($1,609,923) or net loss per share of $(0.09) for the 2019 Quarter as compared to ($3,664,486) for the 2018 Quarter, a decrease in the loss of $2,054,563.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of $497,300 in 2019 and $764,253 in 2018. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Years Ended April 30,
	2019	2018
Net loss	$(9,278,217)	$(7,061,061)
Interest expense	441,961	1,860,391
Taxes	9,276	—
Depreciation & amortization	2,170,098	1,092,283
EBITDA (loss)	(6,656,882)	(4,108,387)
Bad debt expense	854,008	535,366
Acquisition expenses	—	828,566
Non-recurring charges	497,300	764,253
Stock-based compensation	1,190,385	642,566
Adjusted EBITDA (Loss)	$(4,115,189)	$(1,337,636)

	For the Quarters Ended April 30,
	2019	2018
Net loss	$(1,609,923)	$(3,664,486)
Interest expense	285,437	1,504,701
Depreciation & amortization	592,634	460,314
EBITDA (Loss)	(731,852)	(1,699,471)
Bad debt expense	373,942	317,222
Non-recurring charges	106,589	186,147
Stock-based compensation	324,256	176,098
Adjusted EBITDA (Loss)	$72,935	$(1,020,004)

Aspen University generated $3.9 million of Adjusted EBITDA for the 2019 Period and $1.8 million of Adjusted EBITDA for the 2019 Quarter.

USU experienced an Adjusted EBITDA loss of $(2.2) million during the 2019 Period and an Adjusted EBITDA loss of $(0.1) million during the 2019 Quarter.

Aspen Group corporate incurred $7.0 million of operating expenses to the $(4.1) million Aspen Group Adjusted EBITDA loss for the 2019 Period and $(1.6) million of operating expenses to the $72,935 Adjusted EBITDA result for the 2019 Quarter.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	For the Years Ended
	April 30,
	2019	2018

Net cash used in operating activities	$(10,216,014)	$(5,609,935)
Net cash used in investing activities	(2,623,043)	(3,521,325)
Net cash provided by financing activities	8,003,744	21,178,108
Net increase in cash	$(4,835,313)	$12,046,848

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2019 Period totaled ($10,216,014) and resulted primarily from the net loss of($9,278,217), offset by $4,380,549 in non-cash items and a $5,318,346 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $6,477,948 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $2,170,098 and stock-based compensation expense of $1,190,385.

Net cash used in operating activities during the 2018 Period totaled ($5,609,935) and resulted primarily from the net loss of ($7,061,061) and a net change in operating assets and liabilities of ($1,704,389), both offset by non-cash items of $3,212,898. The most significant change in operating assets and liabilities was an increase of $3,360,277 in accounts receivable reflecting the expansion of the monthly payment plan. The most significant non-cash item was $1,092,283 in Depreciation and Amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities during the 2019 Period totaled ($2,623,043) mostly attributed to investments in the purchase of property and equipment as we build up our campuses in Arizona.

Net cash used in investing activities during the 2018 Period totaled ($3,521,325), reflecting primarily fixed asset purchases of $1,836,618 and the cash paid for the acquisition totaling $2,589,719.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the 2019 Period totaled $8,003,744 which reflects the early repayment of the remaining outstanding principal of the Convertible Note, issued in connection with the USU acquisition, offset by the proceeds from the senior secured term loans.

Net cash provided by financing activities during the 2018 Period totaled $21,178,108, reflecting primarily net proceeds of equity offerings, totaling approximately $20.8 million.

Liquidity

The Company had cash of $5,500,000  on July 9, 2019, including $448,400 of restricted cash. This included the proceeds of the Term Loan, which was funded in March 2019. In addition to its cash, the Company also had access to the $5 million Revolving Credit Facility, which is unused. The Company has sufficient cash resources to meet its working capital needs for at least the next 12 months.

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

Related Party Transactions

See Note 13 to the consolidated financial statements included herein for additional description of related party transactions that had a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 13 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding the effect of bookings on future revenue, attrition rates from the three programs AGI is focusing on, the future effect of seasonality on our operating results, expected income from Aspen University’s inaugural campus, our expected future revenues, expected continued increase in our depreciation expense, projections with respect to our marketing efficiency ratio, and liquidity.  All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the other information required by this Item can be found beginning on page F-1.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. In evaluating our information technology controls, management also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Based on these evaluations, our management concluded that our internal control over financial reporting was effective based on these criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2019.

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

Aspen Group, Inc.

Date: July 9, 2019	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 9, 2019
Michael Mathews

/s/ Joseph Sevely	Chief Financial Officer	July 9, 2019
Joseph Sevely	(Principal Financial Officer)

/s/ Janet Gill	Chief Accounting Officer	July 9, 2019
Janet Gill	(Principal Accounting Officer)

/s/ Norman Dicks	Director	July 9, 2019
Norman Dicks

Director
C. James Jensen

/s/ Andrew Kaplan	Director	July 9, 2019
Andrew Kaplan

/s/ Malcolm MacLean IV	Director	July 9, 2019
Malcolm MacLean IV

/s/ Frank Cotroneo	Director	July 9, 2019
Frank Cotroneo

/s/ Sanford Rich	Director	July 9, 2019
Sanford Rich

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Aspen Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

/s/ Salberg & Company, P.A.

We have served as the Company’s auditor since 2012

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 9, 2019

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2019	2018
Assets

Current assets:
Cash	$9,519,352	$14,612,559
Restricted cash	448,400	190,506
Accounts receivable, net of allowance of $1,247,031 and $468,174, respectively	10,656,470	6,802,723
Prepaid expenses	410,745	199,406
Other receivables	2,145	184,569
Total current assets	21,037,112	21,989,763

Property and equipment:
Call center equipment	193,774	140,509
Computer and office equipment	327,621	230,810
Furniture and fixtures	1,381,271	932,454
Software	4,314,198	2,878,753
	6,216,864	4,182,526
Less accumulated depreciation and amortization	(1,825,524)	(1,320,360)
Total property and equipment, net	4,391,340	2,862,166
Goodwill	5,011,432	5,011,432
Intangible assets, net of accumulated amortization of $1,558,333 and 458,333, respectively	8,541,667	9,641,667
Courseware, net	161,930	138,159
Accounts receivable, secured - net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	3,085,243	1,315,050
Debt issue cost, net	300,824	—
Deposits and other assets	629,626	584,966

Total assets	$43,204,503	$41,588,532

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,	April 30,
	2019	2018
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,699,221	$2,227,214
Accrued expenses	651,418	658,854
Deferred revenue	2,456,865	1,814,136
Refunds due students	1,174,501	815,841
Deferred rent, current portion	47,436	8,160
Convertible notes payable, current portion	50,000	1,050,000
Other current liabilities	270,786	203,371
Total current liabilities	6,350,227	6,777,576

Convertible note payable	—	1,000,000
Senior secured loan payable, net of discount of $353,328	9,646,672	—
Deferred rent	746,176	77,365
Total liabilities	16,743,075	7,854,941

Commitments and contingencies - See Note 11

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding at April 30, 2019 and April 30, 2018	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
18,665,551 issued and 18,648,884 outstanding at April 30, 2019
18,333,521 issued and 18,316,854 outstanding at April 30,2018	18,666	18,334
Additional paid-in capital	68,562,727	66,557,005
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(42,049,965)	(32,771,748)
Total stockholders’ equity	26,461,428	33,733,591

Total liabilities and stockholders’ equity	$43,204,503	$41,588,532

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Years Ended
	April 30,
	2019	2018

Revenues	$34,025,418	$22,021,512

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,977,218	9,853,819
General and administrative	24,987,828	16,328,580
Depreciation and amortization	2,170,098	1,092,283
Total operating expenses	43,135,144	27,274,682

Operating loss	(9,109,726)	(5,253,170)

Other income (expense):
Other income	276,189	149,761
Gain on extinguishment of warrant liability	—	52,500
Interest expense	(444,680)	(2,010,152)
Total other income (expense), net	(168,491)	(1,807,891)

Loss before income taxes	(9,278,217)	(7,061,061)

Income tax expense (benefit)	—	—

Net loss	$(9,278,217)	$(7,061,061)

Net loss per share allocable to common stockholders - basic and diluted	$(0.50)	$(0.50)

Weighted average number of common shares outstanding: basic and diluted	18,409,459	14,215,868

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2019 AND APRIL 30, 2018

For the year ended April 30, 2019

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	1,190,385	—	—	1,190,385
Common stock issued for cashless stock options exercised	111,666	112	(112)	—	—	—
Common stock issued for stock options exercised for cash	56,910	56	128,145	—	—	128,201
Common stock issued for cashless warrant exercise	119,594	120	(120)	—	—	—
Common stock issued for warrants exercised for cash	43,860	44	99,956	—	—	100,000
Warrants issued with debt financing	—	—	615,587	—	—	615,587
Warrants issued for services	—	—	1,713	—	—	1,713
Purchase of treasury stock, net of broker fees	—	—		(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss, for the year ended April 30, 2019	—	—	—	—	(9,278,217)	(9,278,217)
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428

For the year ended April 30, 2018

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2017	13,504,012	$13,504	$33,607,423	$(70,000)	$(25,710,687)	$7,840,240

Stock-based compensation	—	—	642,566	—	—	642,566
Common stock issued for stock options exercised for cash	136,563	137	475,688	—	—	475,825
Common stock issued for cashless warrant exercise	171,962	172	(172)	—	—	—
Common stock issued for warrants exercised for cash	87,775	88	246,292	—	—	246,380
Warrants issued with senior secured term loan	—	—	478,428	—	—	478,428
Fees associated with equity raise	—	—	(2,215,730)	—	—	(2,215,730)
Restricted stock issued for services	10,000	10	88,689	—	—	88,699
Common stock issued for acquisition	1,203,209	1,203	10,214,041	—	—	10,215,244
Common stock issued in equity raise	3,220,000	3,220	23,019,780	—	—	23,023,000
Net loss, for the year ended April 30, 2018	—	—	—	—	(7,061,061)	(7,061,061)
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year ended	Year ended
	April 30,	April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,278,217)	$(7,061,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	854,008	535,366
Gain on extinguishment of warrant liability	—	(52,500)
Depreciation and amortization	2,170,098	1,092,283
Stock-based compensation	1,190,385	642,566
Warrants awarded to directors for service	1,713	—
Loss on asset disposition	—	27,590
Amortization and write-off origination fees	—	829,794
Amortization of debt discounts	40,881	—
Amortization of debt issue costs	54,247	—
Cash paid to settle convertible debt	60,932	—
Amortization of prepaid shares for services	8,285	80,415
Changes in operating assets and liabilities:
Accounts receivable	(6,477,948)	(3,360,277)
Prepaid expenses	(219,624)	(13,593)
Accrued interest receivable	—	(45,400)
Other receivables	182,424	(103,105)
Other assets	(44,660)	(528,549)
Accounts payable	(527,993)	1,319,268
Accrued expenses	(7,436)	280,697
Deferred rent	663,376	22,079
Refunds due students	358,660	505,265
Deferred revenue	642,729	(1,953)
Other liabilities	112,126	221,180
Net cash used in operating activities	(10,216,014)	(5,609,935)

Cash flows from investing activities:
Purchases of courseware and accreditation	(91,522)	(48,388)
Purchases of property and equipment	(2,531,521)	(1,836,618)
Notes receivable	—	900,000
Cash paid in acquisition	—	(2,589,719)
Proceeds from promissory note interest receivable	—	53,400
Net cash used in investing activities	(2,623,043)	(3,521,325)

Cash flows from financing activities:
Repayment of convertible note payable	(2,000,000)	—
Proceeds of equity offering	—	23,023,000
Disbursements for equity offering costs	(29,832)	(2,215,730)
Proceeds from senior secured term loan	—	7,500,000
Repayment of senior secured loan	—	(7,500,000)
Proceeds of stock options and warrants exercised	228,201	722,205
Purchase of treasury stock	(7,370,000)	—
Re-sale of treasury stock	7,370,000	—
Offering costs paid on debt financing	(100,000)	(351,367)
Closing costs of senior secured loans	(33,693)	—
Cash paid to settle convertible debt	(60,932)	—
Proceeds of senior secured loan	10,000,000	—
Net cash provided by financing activities	8,003,744	21,178,108

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the	For the
	Year ended	Year ended
	April 30,	April 30,
	2019	2018
Net increase (decrease) in cash and cash equivalents	$(4,835,313)	$12,046,848
Cash, restricted cash, and cash equivalents at beginning of year	14,803,065	2,756,217
Cash and cash equivalents at end of year	$9,967,752	$14,803,065

Supplemental disclosure cash flow information
Cash paid for interest	$118,217	$540,341
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Warrants issued as part of revolving credit facility	$255,071	$—
Warrants issued as part of senior secured term loans	$360,516	$478,428
Assets acquired net of liabilities assumed for non-cash consideration	$—	$12,215,244
Common stock issued for services	$29,809	$88,699

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	For the	For the
	Year ended	Year ended
	April 30,	April 30,
	2019	2018
Cash	$9,519,352	$14,612,559
Restricted cash	448,400	190,506
Total cash and restricted cash	$9,967,752	$14,803,065

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has three subsidiaries. They are Aspen University, Inc. (“Aspen University”) organized in 1987, Aspen Nursing, Inc. (“ANI”) (a subsidiary of Aspen University) formed in July 2018 and United States University, Inc. (“USU”) formed in May 2017. USU was the vehicle we used to acquire United States University on December 1, 2017. (See Note 5). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context implies.

AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession, as today 81% of all students across both universities are degree-seeking nursing students.

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

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the ownership change of control on December 1, 2017.

Liquidity

At April 30, 2019, the Company had a cash balance of $9,519,352 with an additional $448,400 in restricted cash.

In April 2018, the Company raised $23,023,000 in equity through the sale of 3,220,000 shares at $7.15 per share. With the proceeds, the Company repaid a $7.5 million senior secured term loan.

On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility.

The Company paid $1,160,000 of principal and accrued interest related to a convertible note on December 3, 2018, as explained in Note 9. Also, on February 25, 2019, the Company paid a total of $1,080,000, which included the remaining $1 million of principal, $19,068 of accrued unpaid interest and settlement expense of $60,932 to prepay the debt and eliminate the holder’s conversion option. This was the final payment for the acquisition of USU and was originally due on December 1, 2019. (See Note 9).

The Company also anticipates ongoing investment spending, including an expected investment of approximately $600,000 related to the new campus for its Pre-Licensure BSN Program with Honor Health.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

In March 2019, the Company entered into loan agreements and received proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loan for an additional 12 months by paying a 1% one-time extension fee. Also, as a term of the loan agreement, the February 25, 2019 payment detailed above was made. (See Note 10)

During the year ended April 30, 2019 the Company used cash of $4,835,313, which included using $10,216,014 in operating activities. The Company expects revenue growth to continue, and expenses to grow at a slower pace. As a result, the Company expects cash used in operations to decline in future quarters as compared to the quarter ending April 30, 2019.

The Company has analyzed its liquidity position and believes its current resources are adequate to meet anticipated liquidity needs for the next 12 months.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2019 and 2018. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2019. As of April 30, 2019 and 2018, there were deposits totaling $9,359,208 and $14,422,499 respectively, held in two separate institutions greater than the federally insured limits.

ASU No 2016-18 – In November 2016, FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016- 18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company adopted this new ASU at May 1, 2018.

As of April 30, 2019, restricted cash of $448,400 consists of $120,864 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease. Also, included is $71,828 and an additional $255,708, which is collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. (See Note 11). Restricted cash as of April 30, 2018 was $190,506.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 69% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen may have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned, and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

For accounts receivable from students, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and each student’s status. Aspen estimates the amounts to increase the allowance based upon the risk presented by the age of the receivables and student status. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

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

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note 14)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2019 and 2018, those balances are $3,085,243 and $1,315,050, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

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

April 30, 2019 and 2018

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

Leases

The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred. The company plans to implement ASU 2016-02 on May 1, 2019, and does not anticipate any material changes to our consolidated financial statements other than additional assets and off-setting liabilities, see “Recent Accounting Pronouncements” below.

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

Revenue Recognition and Deferred Revenue

On May 1, 2018, the company adopted Accounting Standards Codification 606 (ASC 606). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of this ASC, resulted in no change to our results of operations or our balance sheet.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under ASC 606, this tuition revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See Note 14)

The Company had revenues from students outside the United States representing 1.62% and 2.3% of the revenues for the years ended April 30, 2019 and 2018 respectively.

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $9,096,550 and $5,428,828 for year ended April 30, 2019 and 2018, respectively and are included in cost of revenues.

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

April 30, 2019 and 2018

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

The Company has early adopted FASB ASU 2017-11, which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative. If such a feature is triggered in a stand-alone instrument treated as equity, the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income. The value recognized as a dividend is not subsequently remeasured, but in instances where the feature is triggered multiple times each instance is recognized.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company has early adopted ASU 2018-07, which substantially aligns share based compensation for employees and non-employees.  See “Recent Accounting Pronouncements” below.

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

Net Loss Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 3,409,154 and 2,980,010 common shares, warrants to purchase 731,152 and 651,286 common shares, unvested restricted stock of 64,116 and 0, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 common shares) were outstanding at April 30, 2019 and April 30, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2019, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The company implemented this standard in February 2019.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its consolidated financial statements when implemented on May 1, 2019.

Note 3. Accounts Receivable

Accounts receivable consisted of the following at April 30, 2019 and 2018:

	April 30,
	2019	2018

Accounts receivable	$14,988,744	$8,585,947
Long term contractual accounts receivable	(3,085,243)	(1,315,050)
Less: Allowance for doubtful accounts	(1,247,031)	(468,174)
Accounts receivable, net	$10,656,470	$6,802,723

Bad debt expense for the years ended April 30, 2019 and 2018, were $854,008 and $535,366 respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 4. Property and Equipment

As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at April 30, 2019 and April 30, 2018:

	For the Years Ended April 30,
	2019	2018
Call center hardware	$193,774	$140,509
Computer and office equipment	327,621	230,810
Furniture and fixtures	1,381,271	932,454
Software	4,314,198	2,878,753
	6,216,864	4,182,526
Accumulated depreciation	(1,825,524)	(1,320,360)
Property and equipment, net	$4,391,340	$2,862,166

Software consisted of the following at April 30, 2019 and 2018:

	For the Years Ended April 30,
	2019	2018
Software	$4,314,198	$2,878,753
Accumulated depreciation	(1,351,193)	(1,146,008)
Software, net	$2,963,005	$1,732,745

Depreciation expense and amortization for all Property and Equipment as well as the portion for just software is presented below for the years ended April 30, 2019 and 2018:

	For the
	Years Ended April 30,
	2019	2018
Depreciation and amortization Expense	$1,002,347	$578,244

Software amortization Expense	$684,871	$475,178

The following is a schedule of estimated future amortization expense of software at April 30, 2019:

Year Ending April 30,
2020	$826,918
2021	754,471
2022	664,998
2023	504,758
Thereafter	211,860
Total	$2,963,005

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 5. USU Goodwill and Intangibles

On December 1, 2017, USU acquired United States University and assumed certain liabilities from Educacion Significativa, LLC (“ESL”). USU is a wholly owned subsidiary of AGI and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, AGI is referred to as the acquirer. AGI acquired the assets and assumed certain liabilities of ESL for a purchase price of approximately $14.8 million. The purchase consideration consisted of a cash payment of $2,500,000 less an adjustment for working capital of approximately $110,000 plus approximately $200,000 of additional costs paid to/on behalf of and for the benefit of the seller, a convertible note of $2,000,000 and 1,203,209 shares of AGI stock valued at the quoted closing price of $8.49 per share as of November 30, 2017. The stock consideration represents $10,215,244 of the purchase consideration.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the year ended April 30, 2019 was $1,100,000.

Intangible assets consisted of the following at April 30, 2019 and 2018:

	April 30,	April 30,
	2019	2018

Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(1,558,333)	(458,333)
Net intangible assets	$8,541,667	$9,641,667

Note 6. Courseware and Accreditation

Courseware costs capitalized were $34,422 for the year ended April 30, 2019 and $48,388 for the year ended April 30, 2018. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at April 30, 2019 and 2018:

	April 30,
	2019	2018
Courseware	$325,987	$298,064
Accreditation	57,100	—
Accumulated amortization	(221,157)	(159,905)
Courseware, net	$161,930	$138,159

The Company capitalized $57,100 in accreditation costs associated with intangible assets during the year ended April 30, 2019.

Amortization expense of courseware for the years ended April 30, 2019 and 2018:

	For the
	Years Ended April 30,
	2019	2018

Amortization expense	$67,751	$55,706

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

The following is a schedule of estimated future amortization expense of courseware at April 30, 2019:

Year Ending April 30,
2020	$63,610
2021	36,645
2022	28,758
2023	23,219
Thereafter	9,698
Total	$161,930

Note 7. Secured Note and Accounts Receivable

On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance of $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2019, and April 30, 2018, the balance of the account receivable, net of allowance, was $45,329.

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

Note 8. Accrued Expenses

Accrued expenses consisted of the following at April 30, 2019 and 2018:

	April 30,
	2019	2018

Accrued compensation	$226,805	$202,664
Accrued interest	135,115	79,853
Other accrued expenses	289,498	376,337
Accrued expenses	$651,418	$658,854

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2.0 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two-year period after the closing. (See Note 5) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting. Subsequently the note was assigned to a third party. On December 1, 2018 the Company paid the first payment of $1 million principal and $60,000 in interest. On February 25, 2019, the Company paid the remaining principal of $1 million and $80,000 of interest and fees.

Convertible notes payable consisted of the following at April 30, 2019 and 2018:

	April 30,
	2019	2018
Convertible note payable - originating December 1, 2017; no monthly payments required; bearing an annual rate of interest at 8%; $1,000,000 maturing on December 1, 2018 and $1,000,000 maturing on December 1, 2019	$0	$2,000,000

Convertible note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	50,000	50,000

	50,000	2,050,000
Less: Current maturities	(50,000)	(1,050,000)
Total	$0	$1,000,000

Note 10. Convertible Notes, Senior Secured Term Loans and Revolving Credit Facility

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

On December 1, 2018 the Company paid scheduled principal and interest on the note of $1,160,000.  On February 25, 2019, the Company paid the remaining principal of $1,000,000, accrued interest $19,068, and a settlement expense $60,932. Upon the receipt of the payment, the Note was terminated. This prepayment eliminated the note holder’s option to convert principal and interest into the Company’s common stock on the scheduled maturity date and also was pre-condition for borrowing the $10,000,000 under the Senior Secured Loans dated March 6, 2019. (See Note 9).

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071. The relative fair value of the warrants along with the Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan.

On March 6, 2019, in connection with entering into the Senior Secured Loans, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the related revolving promissory note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in the Collateral, on a pari passu basis with the Lenders.

Senior Secured Term Loans

On July 25, 2017, the Company signed a $10 million senior secured term loan with Runway Growth Capital Fund (formerly known as GSV Growth Capital Fund). The Company drew $5 million under the facility at closing, then subsequently drew $2.5 million in December 2017, following the closing of the Company’s acquisition of substantially all the assets of Educacion Significativa, LLC (ESL), including receipt of all required regulatory approvals, among other conditions to funding. Terms of the 4-year senior loan included a 10% over 3-month LIBOR per annum interest rate.

The Company would have been required to begin making principal repayments upon the 24-month anniversary of the initial closing (July 24, 2019), and each month thereafter would have been required to repay 1/24th of the total loan amount outstanding.  Should the Company achieve both annualized revenue growth of at least 30% and operating margin of at least 7.5% for any 12-month trailing period, then at the quarter-end of that 12-month trailing period, the Company could have elected to extend the interest only period for the quarter immediately following the 12-month trailing period throughout the duration of the loan.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

On March 6, 2019, the Company entered into loan agreements (each a “Loan Agreement” and together, the “Loan Agreements”) with the Leon and Toby Cooperman Family Foundation, of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee, and another stockholder of the Company (each a “Lender” and together, the “Lenders”). Each Loan Agreement provides for a $5 million term loan (each a “Loan” and together, the “Loans”), evidenced by a term promissory note and security agreement (each a “Note” and together, the “Term Notes”), for combined total proceeds of $10 million. The Company borrowed $5 Million from each Lender that day. The Term Notes bear interest at 12% per annum and mature on September 6, 2020, subject to one 12-month extension upon the Company’s option, and upon payment of a 1% one-time extension fee.

Pursuant to the Loan Agreements and the Term Notes, all future or contemporaneous indebtedness incurred by the Company, including any sums borrowed under the $5 Million Credit Facility Agreement, other than indebtedness expressly permitted by the Loan Agreements and the Term Notes, will be subordinated to the Loans.

The Company’s obligations under the Loan Agreements are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, subsidiaries of the Company (the “Subsidiaries”), certain of the deposit accounts of the Subsidiaries and all of the outstanding capital stock of the Subsidiaries (the “Collateral”).

Pursuant to the Loan Agreements, on March 6, 2019 the Company issued to each Lender warrants to purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $6.00 per share. The two warrants were deemed to have a combined relative fair value of $360,516. The relative fair value along with closing costs of $33,693 were treated as debt discounts to be amortized over the term of the loan.

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

Note 11. Commitments and Contingencies

Operating Leases

On September 18, 2017 the Company signed a six year lease for its corporate headquarters in New York, NY commencing December 1, 2017. The rent amount is $186,060 per year, subject to an increase annually, and is payable at a rate of $15,505 per month. Related to this lease the Company produced a security deposit of $32,500, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

On December 17, 2018 the Company entered into an agreement to terminate the New York lease and replace it with a new lease for a larger office within the same location. The new lease is for five years commencing on February 15, 2019. The rent is $325,882 per year, subject to an increase annually, and is, payable at a rate of $27,157 per month. Related to this lease the Company produced an additional security deposit of $21,814, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

In October 2018, the Company signed a 62 month lease beginning October 1, 2018 and expiring on December 31, 2023 for our office located in Moncton, New Brunswick, Canada. The monthly base rent is $13,241 CAD which is approximately $10,100 USD.

The Company leased office space for its developers in Dieppe, New Brunswick, Canada under a three year agreement commencing March 1, 2017. The monthly rent payment is $4,367 CAD which is approximately $3,200 USD. This lease was terminated on March 31, 2019.

The Company leases office space for its Denver, Colorado location under a two year lease commencing January 1, 2017. The monthly rent payment was $10,756. This lease was extended for twelve months, through December 31, 2019. The monthly base rent is $11,028.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

On December 5, 2017 the Company signed a 92 month lease with Sky Harbor Tower, for the campus located in Phoenix, Arizona. The operating lease granted eight initial months of free rent and had a monthly rent of $66,696, subject to and increases after 12 months. Related to this lease the Company produced a security deposit of $519,271, which is included in other assets and security deposits on the accompanying consolidated balance sheet.

On February 1, 2016, the Company entered into a 64-month lease agreement for its call center in Phoenix, Arizona. The operating lease granted four initial months of free rent and had a monthly base rent of $10,718 and then increases 2% per year after. This facility was vacated and staff was moved to the Sky Harbor Tower. As the Company continues to grow this may be used for additional expansion space.

United States University’s lease commenced July 1, 2016 and expires on June 30, 2022. The initial monthly base rent was $51,270 for the first 10 months and increases each year.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2019.

Year Ending April 30,
2020	$2,282,260
2021	2,332,558
2022	2,264,523
2023	1,702,609
2024	1,497,027
2025	1,134,718
2026	779,287
Total minimum payments required	$11,992,982

Rent expense for the years ended April 30, 2019 and 2018 were $2,278,642 and $853,145, respectively.

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2019, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 11, 2013, Higher Education Management Group, Inc., (“HEMG”) and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the Securities and Exchange Commission (the “SEC”) and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval.

On December 10, 2013, the Company filed a series of counterclaims against HEMG and Mr. Spada in the same state court of New York. By order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim the Company asserted against them.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL, the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit was been provided to the Department of Education by AGI since it assumed this obligation in its purchase of USU.  This letter of credit expired in early 2019 and the cash is expected to be returned.

USU also was asked to post a new letter of credit for $255,708, which was funded by AGI in April 2019 and was also notified that it would be required to follow Heightened Cash Management 1, which requires that funds to students be sent earlier.  USU is waiting for formal notification from the DOE.

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

Note 12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of April 30, 2019 and April 30, 2018, we had no shares of preferred stock issued and outstanding. On June 28, 2019 the Company’s Stockholders voted to reduce the number of Authorized Shares of Common Stock from 250 million to 40 million shares.  The number of authorized shares of Preferred Stock was also reduced from 10 million to 1 million shares.

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

On December 1, 2017 certain assets were acquired and certain liabilities assumed from Educacion Significativa, LLC (dba United States University) by United States University, Inc. United States University, Inc. is a wholly owned subsidiary of Aspen Group Inc. (“AGI”). As part of the purchase price the company issued 1,203,209 shares of AGI stock were valued at the quoted closing price of $8.49 per share as of November 30, 2017. (See Note 5)

On April 18, 2018 and April 23, 2018, the Company raised a total of $23,023,000 through an equity raise of 3,220,000 shares of common stock at $7.15 per share. The number of shares raised on April 18, 2018 was 2,800,000 and then another 420,000 shares were raised on April 23, 2018. The cost of raising these funds was approximately $2.2 million and was recorded as a reduction of equity. Proceeds from the equity raise were first used to repay the senior secured term loan and the remainder to support the operations of USU and the pre-licensure campus.

During fiscal 2018, the Company issued 171,962 shares of common stock upon the cashless exercise of warrants.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

During fiscal 2018, the Company issued 87,775 shares of common stock upon the exercise of warrants and received proceeds of $246,380.

During fiscal 2018, the Company issued 136,563 shares of common stock upon the exercise of stock options and received proceeds of $475,825.

During the year ended April 30, 2019, the Company issued 111,666 shares of common stock upon the cashless exercise of stock options.

During the year ended April 30, 2019, the Company issued 119,594 shares of common stock upon the cashless exercise of 218,323 stock warrants.

During the year ended April 30, 2019, the Company issued 56,910 shares of common stock upon the exercise of stock options for cash and received proceeds of $128,201.

During the year ended April 30, 2019, the Company issued 43,860 shares of common stock upon the exercise of 43,860 stock warrants for cash and received proceeds of $100,000.

Restricted Stock

On September 6, 2018, the Board approved a grant of 25,000 shares of restricted stock to the Chief Financial Officer. The stock vests over 36 months and the stock price was $7.15 on the date of the grant. The value of the compensation was approximately $180,000 and will be recognized over 36 months.

On December 24, 2018, the Compensation Committee of the Board approved a grant of a total of 24,672 shares or restricted common stock to certain directors pursuant to the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The restricted shares shall vest in three equal annual increments on December 24, 2019, December 24, 2020 and December 24, 2021, subject to continued service as a director of the Company, on each applicable vesting date. The compensation of these restricted shares is approximately $127,000 and will be recognized over 36 months. Also, one director opted for an annual payment in cash of $35,000, which will be paid quarterly, in lieu of the restricted stock grant. Expense recognition for the restricted stock and the cash payment commenced on December 24, 2018.

On April 10, 2019, the Company granted 25,000 shares to its investor relations firm, of which 5,000 were vested and the balance vest quarterly over one year, subject to continued service. The total value was $122,250 since the stock closed at $4.89 on April 10, 2019, which will be recognized over the service period.

There were no unvested shares outstanding at April 30, 2018. During fiscal 2019, 10,556 shares of the above restricted stock issuances vested leaving 64,116 total unvested shares at April 30, 2019. Total unrecognized compensation expense related to the unvested common shares as April 30, 2019 amounted to approximately $340,000 which will be amortized over the remaining vesting periods.

Treasury Stock

On July 19, 2018, AGI in simultaneous transactions repurchased 1,000,000 shares of common stock at $7.40 per share and re-sold the shares to a large well-known institutional money manager at $7.40 per share. The shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement dated July 18, 2018. The purchaser paid $30,000 to a broker-dealer in connection with the transaction. (See Note 14)

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Warrants

A summary of the Company’s warrant activity during the year ended April 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	651,286	$3.80	2.4	$2,581,450
Granted	342,049	5.80	4.78	—
Exercised	(262,183)	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2019	731,152	$5.28	3.29	$413,296

Exercisable, April 30, 2019	681,152	$5.31	3.17	$413,296

ALL WARRANTS			EXERCISABLE WARRANTS
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	No. of	Exercise	Remaining Life	No. of
Price	Price	Warrants	Price	In Years	Warrants

$2.28	$2.28	164,929	$2.28	0.29	164,929

$4.89	$4.89	50,000	$4.89	4.95	—

$5.85 to $6.00	$5.95	292,049	$5.85 to $6.00	4.75	292,049

$6.87	$6.87	224,174	$6.87	3.24	224,174

		731,152			681,152

In connection with the Senior Secured Term Loan that was finalized on July 25, 2017, the Company issued 224,174 5-year warrants at an exercise price of $6.87.

In the year ended April 30, 2018, the Company issued 259,737 shares of Common Stock in conjunction with the cash and cashless exercise of 398,526 warrants. The Company received $246,380 in conjunction with the cash exercises.

As noted in Note 10, 92,049 warrants were granted as part of the Credit Facility Agreement executed on November 8, 2018.  The warrants are five year warrants and exercisable at a price of $5.85.

The Company granted 200,000 warrants on March 5, 2019 related to senior secured loans.

The Company granted 50,000 warrants on April 10, 2019 to an advisory board member for services. The warrants vest ratably over three years.

During the year ended April 30, 2019, 262,183 warrants were exercised. Of these, 218,323 warrants were cashless exercises resulting in 119,594 shares being issued and 43,860 were exercised for cash resulting in 43,860 shares being issued and generating $100,000 in proceeds.

On June 3, 2019, a former director did a cashless exercise of 21,930 warrants, receiving 9,806 shares. On June 7, 2019, the CEO did a cashless exercise for the same amount receiving 9,597 shares.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2019, there were 322,712 shares remaining available for future issuance under the 2012 Plan.

On December 13, 2018, the stockholders of the Company approved the “2018 Plan” that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of April 30, 2019, there were approximately 8,000 shares remaining available for future issuance under the Plan.

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

	April 30,
	2019	2018
Expected life (years)	3.5	4-5
Expected volatility	50.1%	40% - 43%
Risk-free interest rate	2.63%	0.38%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2018	2,980,010	$3.62	3.15	$16,558,373
Granted	1,006,542	6.88	—	—
Exercised	(251,186)	2.30	—	—
Forfeited	(326,212)	6.47	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2019	3,409,154	$4.44	2.90	$6,880,644

Exercisable, April 30, 2019	2,244,861	$3.35	2.31	$6,868,206

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

ALL OPTIONS			EXERCISABLE OPTIONS
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	No. of	Exercise	Remaining Life	No. of
Price	Price	Options	Price	In Years	Options

$1.57 to $2.10	$1.96	919,390	$1.96	2.06	919,390

$2.28 to $2.76	$2.32	471,081	$2.32	1.43	471,081

$3.24 to $4.38	$4.20	333,224	$3.86	2.39	261,834

$4.50 to $5.20	$4.96	718,292	$4.90	3.04	336,833

$5.95 to $6.28	$6.07	80,417	$6.13	3.18	36,806

$7.17 to $7.55	$7.39	662,417	$7.51	4.17	144,139

$8.57 to $9.07	$8.97	224,333	$8.97	3.69	74,778

Options only		3,409,154			2,244,861

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

During the year ended April 30, 2018, the company issued 113,597 shares of common stock in conjunction with the exercise of 63,838 stock options. The company received $455,387 related to these exercises.

During the year ended April 30, 2019, the Company issued 111,666 shares of common stock upon the cashless exercise of stock options.

During the year ended April 30, 2019, the Company issued 56,910 shares of common stock upon the exercise of stock options for cash and received proceeds of $128,202.

On July 19, 2018, the Board granted 200,000 five year options to the Chief Executive Officer and 180,000 options to each of the Chief Operating Officer and Chief Academic Officer. The fair value per option was $2.56 or $1,433,600 for all 560,000 options granted. The exercise price is $7.55 per share. As of September 6, 2018, the Board approved 180,000 five-year options to the Chief Financial Officer and 50,000 five-year options to the Chief Accounting Officer. The fair value of the two grants on September 6, 2018 was $257,400 for the Chief Financial Officer and $71,500 for the Chief Accounting Officer. As required by the rules of the Nasdaq Stock market, both option grants subject to shareholder approval which occurred on December 13, 2018, which will be the measurement date for recording the transaction and the compensation will be recognized over 33 months. In April 2019, the CEO rescinded his grant and the expenses associated with the unvested options previously recorded was reversed during the year ended April 30, 2019.

On December 13, 2018, the Company granted 67,000 options to 61 employees who had been hired throughout 2018. The fair value of these options was approximately $136,000 and will be recognized over 36 month. The exercise price is $5.20.

On December 24, 2018, the Company granted 61,667 options to three directors, 41,667 to one director, and 10,000 each to two others. The exercise price is $5.1445 and the total fair value was approximately $123,000, which will be recognized over 36 months.

In April 30, 2019, the Company granted 65,750 options to 44 new and continuing employees. The exercise price is $4.56 and the fair value was approximately $117,000.

Effective May 13, 2019, the Company granted 10,000 five-year non-qualified stock options to each of three former directors exercisable at $4.12 per share. On June 18, 2019, as a result of errors in a third party software system used to track stock options, the Company granted Andrew Kaplan, a current director, and two former directors (not recipients of the options in the first sentence) 5,131, 15,000 and 10,000 shares of restricted common stock, respectively.

The Company recorded compensation expense of $1,190,385 for the year ended April 30, 2019 in connection with employee stock options and restricted stock grants.

As of April 30, 2019, there was $1,917,367 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Note 13. Related party

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

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 14. Revenue

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

The following table represents our revenues disaggregated by the nature and timing of services:

	For the
	Years Ended
	April 30,
	2019	2018

Tuition - recognized over period of instruction	$31,032,677	$20,765,165
Course fees - recognized over period of instruction	2,488,232	884,739
Book fees - recognized at a point in time	106,819	82,788
Exam fee - recognized at a point in time	189,090	140,500
Service fees - recognized at a point in time	208,600	148,320

	$34,025,418	$22,021,512

Contract Balances and Performance Obligations

The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at April 30, 2019 was $2,456,865 which is future revenue that has not yet been earned for courses in progress. The Company has $1,174,501 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.

Of the total revenue earned during the year ended April 30, 2019, approximately $1.8 million came from revenues which were deferred at April 30, 2018.

The Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.

Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. Aspen applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

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

The Company had revenues from students outside the United States representing 1.62% and 2.3% of the revenues for the year ended April 30, 2019 and 2018 respectively.

Note 15. Income Taxes

The components of income tax expense (benefit) are as follows:

For the Years Ended
April 30,
	2019	2018
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense (benefit)	$—	$—

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$9,033,235	$7,163,547
Allowance for doubtful accounts (recovery)	181,774	105,122
Deferred rent	180,154	20,574
Stock-based compensation	954,586	687,067
Contributions carryforward	60	60
Total deferred tax assets	10,349,809	7,976,370

Deferred tax liabilities:
Property and equipment	(234,336)	(132,042)
Intangibles	(64,439)	(6,573)
Total deferred tax liabilities	(298,775)	(138,615)

Deferred tax assets, net	10,051,034	7,837,755

Valuation allowance:
Beginning of year	(7,837,755)	(9,471,662)
Decrease (increase) during period	(2,213,279)	1,633,907
Ending balance	(10,051,034)	(7,837,755)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company recorded a valuation allowance at April 30, 2019 and 2018 due to the uncertainty of realization. Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the tax benefit associated with deferred tax assets. The net change in the valuation allowance during the year ended April 30, 2019 was an increase of $2,213,279.

At April 30, 2019, the Company had approximately $37,500,000 of net operating loss carryforwards which will expire from 2033 to 2038. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2019, tax years 2015 through 2018 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. Changes to the Federal Tax Code per the Tax Cuts and Jobs Acts that went into effect during the Fiscal Year ended April 30, 2018 are integrated into the tax rate calculation below. A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	April 30,
	2019	2018
Statutory U.S. federal income tax rate	21.0%	34.0%
State income taxes, net of federal tax benefit	3.6	3.0
Other	(0.8)	(0.9)
Effect of change in federal tax rates	0	(13.0)
Change in valuation allowance	(23.8)	(23.1)
Effective income tax rate	0.0%	0.0%

ASPEN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2019 and 2018

Note 16. Concentrations

Concentration of Credit Risk

As of April 30, 2019, the Company’s bank balances exceed FDIC insurance by $9,359,208.

Note 17. Fair Value Measurements – Warrant Derivative liability

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at April 30, 2018 which related to 62,500 warrants which contained price protection:

	Carrying
	Value at
	April 30,	Fair value Measurements at April 30, 2017
	2017	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability	$52,500	$—	$—	$52,500

The following is a summary of activity of Level 3 liabilities for the years ended April 30, 2018

Balance April 30, 2017	$52,500
Gain on extinguishment of warrant liability	(52,500)
Balance April 30, 2018	$—

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying consolidated statements of operations.

There were no changes in the valuation techniques during years ended April 30, 2019 and 2018.

Note 18. Subsequent Events

The Company held a special meeting of shareholders (the “Special Meeting”) of the Company on June 28, 2019. At the Special Meeting, the Company’s shareholders approved a proposal to reduce the number of authorized shares of common stock from 250,000,000 to 40,000,000 shares, and the number of authorized shares of preferred stock from 10,000,000 to 1,000,000 shares (the “Authorized Share Reduction”), and a corresponding Amendment to the Company’s Certificate of Incorporation, as amended, to effect the Authorized Share Reduction.

On June 28, 2019, the Company then amended its Certificate of Incorporation by reducing its authorized common stock to 40,000,000 and preferred stock to 1,000,000 shares.

EXHIBIT INDEX

			Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description		Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended					Filed
3.2	Bylaws, as amended		10-Q	3/15/18	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934					Filed
4.2	Form of Senior Indenture		S-3	4/11/18	4.5
10.1	2012 Equity Incentive Plan, as amended*		10-Q	3/15/18	10.11
10.1(a)	Amendment No. 10 to the 2012 Equity Incentive Plan		8-K	3/22/18	10.1
10.2	Employment Agreement dated November 2, 2016 - Michael Mathews*		10-Q	3/9/17	10.1
10.3	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*		10-K	7/28/15	10.19
10.4	Employment Agreement dated June 11, 2017 – St. Arnauld*		10-K	7/25/17	10.5
10.5	Registration Rights Agreement – Runway - July 25, 2017		8-K	7/28/17	10.2
10.6	Warrant Agreement – Runway - July 25, 2017+		8-K	7/28/17	10.3
10.7	Employment Agreement dated September 11, 2018 - Joseph Sevely*		8-K	9/12/18	10.1
10.8	Employment Agreement dated September 11, 2018 - Janet Gill*		8-K	9/12/18	10.2
10.9	Loan Agreement, dated November 5, 2018		8-K	11/5/18	10.1
10.10	Revolving Promissory Note, dated November 5, 2018		8-K	11/5/18	10.2
10.11	Warrant to purchase 92,049 shares of common stock, dated November 5, 2018		8-K	11/5/18	4.1
10.12	Form of Term Promissory Note and Security Agreement dated March 6, 2019	,	10-Q	3/11/19	10.1
10.13	Form of Loan Agreement, dated March 6, 2019		10-Q	3/11/19	10.2
10.14	Form of Intercreditor Agreement, dated March 6, 2019		10-Q	3/11/19	10.3
10.15	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019		10-Q	3/11/19	10.4
10.16	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019		10-Q	3/11/19	10.5
10.17	Aspen Group, Inc. 2018 Equity Incentive Plan*		DEF 14A	10/31/18	Annex A
21.1	Subsidiaries		10-K	7/13/18	21.1
23.1	Consent of Independent Registered Public Accounting Firm					Filed
31.1	Certification of Principal Executive Officer (302)					Filed
31.2	Certification of Principal Financial Officer (302)					Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)					Furnished**
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

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