Form 10-K/A
period 2019-04-30
ASPEN GROUP, INC.
filed 2019-07-17
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2019 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the year ended April 30, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2019. We are filing this Amendment solely to correct a typographical error in the disclosure regarding the Company’s cash position as of July 9, 2019 in the Liquidity section of Item 7 of Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the 2019 Form 10-K.

The Company had cash of approximately $8,300,000 as of July 9, 2019, instead of $5,500,000, disclosed in the 2019 Form 10-K. See p. 12 of this Amendment.

In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2019 Form 10-K. The 2019 Form 10-K continues to speak as of the date of the 2019 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2019 Form 10-K other than as expressly indicated in this Amendment.

PART II

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the 2019 Period totaled ($10,216,014) and resulted primarily from the net loss of ($9,278,217), offset by $4,380,549 in non-cash items and a $5,318,346 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $6,477,948 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $2,170,098 and stock-based compensation expense of $1,190,385.

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

Liquidity

The Company had cash of approximately $8,300,000 on July 9, 2019, including $448,400 of restricted cash. This included the proceeds of the Term Loan, which was funded in March 2019. In addition to its cash, the Company also had access to the $5 million Revolving Credit Facility, which is unused. The Company has sufficient cash resources to meet its working capital needs for at least the next 12 months.

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

Aspen Group, Inc.

Date: July 17, 2019	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

			Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description		Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended					Filed^
3.2	Bylaws, as amended		10-Q	3/15/18	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934					Filed^
4.2	Form of Senior Indenture		S-3	4/11/18	4.5
10.1	2012 Equity Incentive Plan, as amended*		10-Q	3/15/18	10.11
10.1(a)	Amendment No. 10 to the 2012 Equity Incentive Plan		8-K	3/22/18	10.1
10.2	Employment Agreement dated November 2, 2016 - Michael Mathews*		10-Q	3/9/17	10.1
10.3	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*		10-K	7/28/15	10.19
10.4	Employment Agreement dated June 11, 2017 – St. Arnauld*		10-K	7/25/17	10.5
10.5	Registration Rights Agreement – Runway - July 25, 2017		8-K	7/28/17	10.2
10.6	Warrant Agreement – Runway - July 25, 2017+		8-K	7/28/17	10.3
10.7	Employment Agreement dated September 11, 2018 - Joseph Sevely*		8-K	9/12/18	10.1
10.8	Employment Agreement dated September 11, 2018 - Janet Gill*		8-K	9/12/18	10.2
10.9	Loan Agreement, dated November 5, 2018		8-K	11/5/18	10.1
10.10	Revolving Promissory Note, dated November 5, 2018		8-K	11/5/18	10.2
10.11	Warrant to purchase 92,049 shares of common stock, dated November 5, 2018		8-K	11/5/18	4.1
10.12	Form of Term Promissory Note and Security Agreement dated March 6, 2019	,	10-Q	3/11/19	10.1
10.13	Form of Loan Agreement, dated March 6, 2019		10-Q	3/11/19	10.2
10.14	Form of Intercreditor Agreement, dated March 6, 2019		10-Q	3/11/19	10.3
10.15	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019		10-Q	3/11/19	10.4
10.16	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019		10-Q	3/11/19	10.5
10.17	Aspen Group, Inc. 2018 Equity Incentive Plan*		DEF 14A	10/31/18	Annex A
21.1	Subsidiaries		10-K	7/13/18	21.1
23.1	Consent of Independent Registered Public Accounting Firm					Filed^
31.1	Certification of Principal Executive Officer (302)					Filed
31.2	Certification of Principal Financial Officer (302)					Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)					Furnished**^
101.INS	XBRL Instance Document					Filed^
101.SCH	XBRL Taxonomy Extension Schema Document					Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed^

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

^

Previously filed (or, with respect to Exhibit 32.1, furnished) with our 2019 Form 10-K, originally filed with the SEC on July 9, 2019, which is being amended hereby.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Aspen Group, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.