Form 10-K/A
period 2019-04-30
ASPEN GROUP, INC.
filed 2019-08-28
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares outstanding of the registrant’s common stock as of August 20, 2019 was 18,932,274 shares.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2019 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the fiscal year ended April 30, 2019 (the “2019 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2019, as amended by Amendment No. 1 on Form 10-K/A filed on July 17, 2019. We are filing this Amendment to amend Part III of the 2019 Form 10-K to include the information required by and not included in Part III of the 2019 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of the 2019 Fiscal Year.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table represents our Board of Directors:

Name	Age	Position
Michael Mathews	57	Chairman of the Board
Frank Cotroneo	60	Director Nominee
Norman D. Dicks	78	Director
C. James Jensen	78	Director
Andrew Kaplan	53	Director
Malcolm F. MacLean IV	50	Director
Sanford Rich	61	Director

Director Biographies

Michael Mathews has served as the Company’s Chief Executive Officer and a director since March 2012 and as Chief Executive Officer of Aspen University Inc. (“Aspen University”), a subsidiary of the Company, since May 2011. He served as Chief Executive Officer of Interclick, Inc. (“Interclick”) (Nasdaq: ICLK) from August 28, 2007 until January 31, 2011. From June 2007 until it was acquired by Yahoo, Inc. (Nasdaq: YHOO) in December 2011, Mr. Mathews also served as a director of Interclick. From May 15, 2008, until June 30, 2008, Mr. Mathews served as the interim Chief Financial Officer of Interclick. From 2004 to 2007, Mr. Mathews served as the senior vice-president of marketing and publisher services for World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews was selected to serve as a director due to his knowledge of the for profit education industry, his commitment to “making college affordable again”, his track record of success in managing early stage and growing businesses, his extensive knowledge of the Internet marketing industry and his knowledge of running and serving on the boards of public companies.

Frank Cotroneo has served as a director since December 2018. Mr. Cotroneo is the Founder and Chief Executive Officer of Core Business Consulting, LLC, a consulting firm, which he founded in 2004, specializing in strategic and financial planning, business development, capital restructuring, third party vendor management, enterprise resource planning and financial systems implementation, internal control improvements, risk management, and leadership development. Mr. Cotroneo has more than 30 years of business and senior management experience, including serving as the Chief Financial Officer of Acxiom Corporation (currently LiveRamp Holdings, Inc.), H&R Block and MasterCard International Inc., and serving as the Chairman of the Audit Committee of Interclick, Inc. (Nasdaq: ICLK).  Mr. Cotroneo was selected to serve as a director due to his extensive senior executive management experience and accounting, internal control and financial expertise.

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

C. James Jensen has served as a director of the Company since March 2012 and of Aspen University since May 2011. He also serves as Chairman of the Executive Committee of the Board of Directors. He is an active member of the World Presidents’ Organization, a life director of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group. He is also the author of the book 7 KEYS To Unlock Your Full Potential. Mr. Jensen was selected as a director due to his previous service on public company boards and his experience with entrepreneurial companies.

Andrew Kaplan has served as a director of the Company since June 2014. Since January 1, 2015, Mr. Kaplan has been a Managing General Partner in Education Growth Partners, a private equity firm focused exclusively on the education and training industry. From July 2000 through March 2014, Mr. Kaplan was a partner in Quad Partners (“Quad”) a private equity firm focused exclusively on the education industry. During his tenure with Quad, Mr. Kaplan also served as a Managing Director of Quad College Group, the operational team focused on Quad’s postsecondary portfolio. From March 2014 to December 2014, Mr. Kaplan was a consultant to the education industry. Mr. Kaplan was selected as a director for his extensive knowledge of the education industry.

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

Sanford Rich has served as a director of the Company since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). Mr. Rich served as a director of Interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009. From February 2009 to December 2012 Mr. Rich was a Managing Director of Whitemarsh Capital Advisors, a broker-dealer. Since April 2006, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich was selected as a director for his 35 years of experience in the financial sector, investment and commercial banking experience and his experience serving on the audit committees of public companies.

Executive Officers

Name	Age	Position
Michael Mathews	57	Chief Executive Officer
Joseph Sevely	59	Chief Financial Officer
Dr. Cheri St. Arnauld	62	Chief Academic Officer
Gerard Wendolowski	34	Chief Operating Officer

See above for Mr. Michael Mathews’ biography.

Joseph Sevely has been the Company Chief Financial Officer since September 11, 2018. Prior to his appointment, from February 2016 to September 2018, Joseph L. Sevely, taught undergraduate and graduate classes as part of the adjunct faculty at Columbia University, New York University, Fairfield University and St. John’s University.  From May 2010 till September 2015, Mr. Sevely served as the Chief Financial Officer of Cutwater Asset Management LLC, a holding company for a fixed income asset management company and broker/dealer, which is now part of BNY Mellon.

Cheri St. Arnauld has been the Company’s Chief Academic Officer since June 11, 2017. Dr. St. Arnauld previously served as Aspen University’s Chief Academic Officer beginning March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group.  From 2012 to 2008, Dr. St. Arnauld was the Provost, Chief Academic Officer of Grand Canyon University.

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

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the following standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”). Each of the committees, except for the Executive Committee, has a written charter approved by the Board which can be found on our corporate website at http://ir.aspen.edu/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Executive	Audit	Compensation	Nominating
Michael Mathews
Frank Cotroneo	✓		✓
Norman D. Dicks	✓			✓	Chairman
C. James Jensen	✓	Chairman	✓	Chairman
Andrew Kaplan	✓	✓			✓
Malcolm F. MacLean IV	✓				✓
Sanford Rich	✓	✓	Chairman

Director Independence

With the exception of Michael Mathews, our Executive Committee has determined that all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules (the “Nasdaq Rules”).

Our Executive Committee determined that as a result of being employed as an executive officer, Mr. Mathews is not independent under the Nasdaq Rules.

Our Executive Committee has also determined that Messrs. Sanford Rich, Frank Cotroneo and C. James Jensen meet the independence requirements under the Nasdaq Rules and the heightened independence requirements for Audit Committee members under the rule of the SEC. Also, our Executive Committee has determined that Messrs. C. James Jensen and Norman D. Dicks are independent under the Nasdaq Rules independence standards for compensation committee members.

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

Audit Committee Financial Expert

Our Executive Committee has determined that each of Mr. Sanford Rich and Mr. Frank Cotroneo is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan” and together, the “Plans”).

Corporate Governance Committee

The responsibilities of the Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Corporate Governance Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Board and Committee Meetings in the 2019 Fiscal Year

In the 2019 Fiscal Year the Board had six meetings, the Executive Committee had one meeting, the Audit Committee had five meetings, and the Compensation Committee and the Corporate Governance Committee only acted by written consent during the 2019 Fiscal Year.

There were no directors (who were incumbent at the time) except for Malcolm MacLean, who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during the 2019 Fiscal Year.

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

Board Role in Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to continue growing our business, including our programs which have higher long-term values, manage our working capital together with the expansion of our hybrid campus program, increase our enrollment and class starts, reduce the dependence on the continued growth of our nursing school and manage our expected growth consistent with regulatory oversight.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests a copy of our code of ethics in writing by contacting Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the 2019 Fiscal Year that except that one Form 4 for each of Michael Mathews and Joseph Sevely was not timely filed due to an administrative error.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for the 2019 Fiscal Year and the fiscal year ended April 30, 2018 (the “2018 Fiscal Year”) to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Option Awards ($) (f)(2)		All Other Compensation (i)		Total ($) (j)

Michael Mathews	2019	324,998	30,143	512,000	(3)	79,920	(4)	947,061
Chief Executive Officer	2018	324,992	30,000	282,000		80,520	(5)	717,512

Cheri St. Arnauld	2019	300,000	30,178	460,800		—		790,978
Chief Academic Officer	2018	295,500	30,000	152,700		—		478,200

Gerard Wendolowski	2019	300,000	30,142	460,800		—		790,942
Chief Operating Officer	2018	295,500	30,000	282,000		—		607,500

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

(3)

Includes five-year stock options to purchase 200,000 shares of Common Stock granted in July 2018 exercisable at $7.55 per share that were cancelled in March 2019 with Mr. Mathews’ consent. These stock options were cancelled in order to increase the number of shares which remain available for future awards under the Aspen Group, Inc. 2012 Equity Incentive Plan and Mr. Mathews did not receive any value in exchange for the cancellation.

(4)

The Company currently provides and will continue to provide perquisites that it feels are necessary to enable the Named Executive Officers to perform their responsibilities efficiently, to minimize distractions and help build a successful culture and business.  We believe the benefit, financial or otherwise, the Company receives from providing these perquisites significantly outweighs the cost of providing them.  This amount includes $5,200 per month paid for the rental of a home in the Phoenix, Arizona area which Mr. Mathews used instead of a hotel, as Mr. Mathews split his time during the 2019 Fiscal Year between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. The Compensation Committee approved this arrangement since the cost of a hotel and meals would have exceeded the rental amount.  Additionally, this amount includes a total of $16,800 in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience.  Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club.  These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money.

(5)

This amount includes $5,500 per month paid for the rental of a home in the Phoenix, Arizona area which Mr. Mathews used instead of a hotel and a total of $13,370 in country club dues in the Phoenix area.

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

Gerard Wendolowski. Mr. Wendolowski’s Employment Agreement effective November 11, 2014, provides that he will serve as the Chief Operating Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Mr. Wendolowski’s base salary increased to $300,000 on June 11, 2017.

Bonuses

Target Bonus

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1 and ending April 30 of the applicable fiscal year, each Named Executive Officer has the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows.

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his or her then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). In addition, each Named Executive Officers shall be eligible to receive an additional percentage of his or her then Base Salary as a cash bonus (the “Discretionary Cash Bonus”) and an additional grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value equal to a percentage of the Named Executive Officers’ then base salary (the “Discretionary Equity Bonus”) based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established at the beginning of each fiscal year. There were no performance objectives set for 2018 Fiscal Year and 2019 Fiscal Year.

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

Discretionary Bonus

Each of the Named Executive Officers is entitled to receive discretionary bonuses under their Employment Agreements at the discretion of the Compensation Committee. In the 2018 Fiscal Year and 2019 Fiscal Year, the Named Executives Officers were each paid discretionary cash bonuses as disclosed in the Summary Compensation Table.

Termination Provisions

Under their Employment Agreements, the Named Executive Officers are entitled to severance payments. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986, or the Code, and the Regulations thereunder.

In the event of termination by the Company without “cause” or resignation for “good reason,” each of the Named Executive Officers is entitled to receive 12 months base salary, immediate vesting of unvested equity awards and continued benefits for six months.

In case of termination or change in title upon a change of control event, each of the Named Executive Officers is entitled to receive 18 months base salary, immediate vesting of unvested equity awards, continued benefits for 18 months and 100% of the existing Target Bonus, if any, for that fiscal year when the change of control occurs.

“Change of control” is defined in the Employment Agreements the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in the Named Executive Officer’s authority, duties or responsibilities due to no fault of his or her own (unless he or she has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of metropolitan New York, New York or Phoenix, Arizona area.

In the event employment is terminated at the end of the term upon the notice of non-renewal and a Named Executive Officer remains employed until the end of the term, such Named Executive Officer will be entitled to receive six months base salary and continued benefits for six months.

Under the terms of the Employment Agreements, the Named Executive Officers are subject to non-competition and non-solicitation covenants during the term of their employment and during one year following termination of employment with the Company. The Employment Agreements also contain customary confidentiality and non-disparagement covenants.

Outstanding Equity Awards at April 30, 2019

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2019. The vesting of all unvested options is subject to continued employment on each applicable vesting date.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Michael Mathews	16,667	8,333	(1)		2.28	3/15/20
	27,778	13,889	(2)		2.28	3/22/20
	80,556	161,111	(3)		2.28	9/4/20
	8,025	16,051	(4)		2.28	10/23/20
	4,630	9,259	(5)		2.28	10/23/20
	162,500	—			1.86	9/4/19
	125,000	—			2.10	12/11/20
	66,666	133,334	(6)		4.90	5/13/22

Cheri St. Arnauld	83,334	—			2.03	6/8/20
	38,889	19,445	(7)		1.99	6/23/21
	17,500	12,500	(8)		6.28	6/11/20
	23,333	46,667	(9)		4.90	5/13/22
	—	180,000	(10)		7.55	7/19/23

Gerard Wendolowski	5,556	2,778	(11)		2.28	3/15/20
	1,389	2,778	(12)		2.28	12/17/20
	58,334	—			2.03	6/8/20
	111,111	55,556	(13)		1.99	6/23/21
	66,667	133,333	(14)		4.90	5/13/22
	—	180,000	(15)		7.55	7/19/23

———————

(1)

Remainder vests on March 15, 2020.

(2)

Remainder vests on March 22, 2020.

(3)

Remainder vests in two equal increments on September 4, 2019 and September 4, 2020.

(4)

Remainder vests in two equal increments on October 23, 2019 and October 23, 2020.

(5)

Remainder vests in two equal increments on October 23, 2019 and October 23, 2020.

(6)

Remainder vests in two equal increments on May 13, 2019 and May 13, 2020.

(7)

Remainder vests on June 23, 2019.

(8)

Remainder vests in five equal quarterly increments beginning on June 11, 2019 until fully vested on June 11, 2020.

(9)

Remainder vests in two equal increments on May 13, 2019 and May 13, 2020.

(10)

Vests in three equal increments beginning on July 19, 2019.

(11)

Remainder vests on March 15, 2020.

(12)

Remainder vests in two equal increments on December 17, 2019 and December 17, 2020.

(13)

Remainder vests on June 23, 2019.

(14)

Remainder vests in two equal increments on May 13, 2019 and May 13, 2020.

(15)

Vests in three equal increments beginning on July 19, 2019.

Director Compensation

Our employees do not receive compensation for serving as members of our Board of Directors. Our non-employee directors receive compensation for their service as directors and members of committees of the Board of Directors, consisting of cash and equity awards. Our non-employee directors can elect to receive restricted Common Stock instead of cash compensation. In December 2018, our Board of Directors awarded $35,000 in cash for calendar year 2019 payable quarterly in equal increments subject to continued service as of the applicable payment date and further subject to each applicable director having received grants totaling at least 100,000 options. The only directors receiving cash awards are Messrs. Jensen, Rich and Kaplan. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plans, our non-employee directors receive grants of stock options as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Michael Mathews was not compensated for his service as a director in 2019 Fiscal Year and is omitted from the following table.

2019 Fiscal Year Director Compensation

In the 2019 Fiscal Year, non-employee members of our Board of Directors were compensated for as follows:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)(2)	Option Awards ($)(d)(1)(2)	Total ($)(j)

Frank Cotroneo (3)	—	—	83,334	83,334
Michael D’Anton (4)	—	—	—	—
Norman D. Dicks	—	10,240	20,000	30,240
C. James Jensen	8,750(5)	15,360	—	24,110
Andrew Kaplan	8,750(5)	10,240	—	18,990
Malcolm F. MacLean IV	—	10,240	20,000	30,240
Oksana Malysheva (4)	—	—	—	—
Sanford Rich	8,750(5)	10,240	—	18,990
John Scheibelhoffer (4)	—	—	—	—
Rick Solomon (4)	—	—	—	—

———————

(1)

Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board of Directors during the 2019 Fiscal Year, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director.

(2)

The table below sets forth the shares of restricted Common Stock and unexercised options held by each of our non-employee directors outstanding as of April 30, 2019.

Name	Aggregate Number of Restricted Stock Awards Outstanding at April 30, 2019	Aggregate Number of Unexercised Option Awards Outstanding at April 30, 2019

Frank Cotroneo	—	41,667
Michael D’Anton	—	61,178
Norman D. Dicks	2,000	66,667
C. James Jensen	3,000	120,940
Andrew Kaplan	8,836	112,606
Malcolm F. MacLean IV	2,000	61,667
Oksana Malysheva	—	10,000
Sanford Rich	8,836	95,106
John Scheibelhoffer	—	65,939
Rick Solomon	—	70,834

(3)

Mr. Cotroneo has served as a director since December 13, 2018.

(4)

Messrs. D’Anton, Scheibelhoffer and Solomon and Ms. Malysheva served as directors until December 13, 2018.

(5)

Represents the portion of cash compensation earned as of April 30, 2019. Pursuant to their election to receive shares of restricted Common Stock (the “Restricted Stock”) in lieu of $35,000 in cash compensation, Messrs. Kaplan and Rich each received a grant of 6,836 shares of Restricted Stock in December 2018. The Restricted Stock vests in three equal annual increments on December 24, 2019, December 24, 2020 and December 24, 2021, subject to continued service as a director of the Company, on each applicable vesting date.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2019.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Aspen Group, Inc. 2012 Equity Incentive Plan, as amended (1)	2,966,112	4.18	322,712
Aspen Group, Inc. 2018 Equity Incentive Plan (2)	443,042	6.17	8,352
Equity compensation plans not approved by security holders	—	—	—
Total	3,409,154	4.44	331,064

———————

(1)	Represents options issued under the 2012 Equity Incentive Plan, as amended. Includes 3,035,783 options granted to current directors and executive officers.
(2)	Represents options issued under the 2018 Equity Incentive Plan, as amended. Includes 291,667 options granted to current directors and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of August 20, 2019 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Michael Mathews (2)	1,136,912	5.9%
Common Stock	Cheri St. Arnauld (3)	294,056	1.6%
Common Stock	Gerard Wendolowski (4)	443,150	2.3%

Directors:
Common Stock	Frank Cotroneo (5)	––	––
Common Stock	Norman D. Dicks (6)	44,778	*
Common Stock	C. James Jensen (7)	295,790	1.6%
Common Stock	Andrew Kaplan (8)	133,624	*
Common Stock	Malcolm MacLean (9)	714,429	3.8%
Common Stock	Sanford Rich (10)	121,530	*
Common Stock	All directors and all executive officers as a group (11 persons) (11)	3,379,535	16.7%

5% Shareholders:
Common Stock	Goudy Park Management, LLC (12)	1,700,000	9.1%
Common Stock	William Blair Investment Management, LLC (13)	1,220,498	6.5%
Common Stock	Leon G. Cooperman (14)	1,192,049	6.3%

———————

* Less than 1%.

(1)

Beneficial Ownership Note. Applicable percentages are based on 18,932,274 shares of Common Stock outstanding as of August 20, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)

Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes (i) 2,917 shares held jointly with his spouse, (ii) 8,334 shares held by a trust of which Mr. Mathews is the trustee, and (iii) 476,544 vested stock options.

(3)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Includes 270,835 vested stock options.
(4)	Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Includes 425,279 vested stock options.
(5)	Cotroneo. Mr. Cotroneo is a director.
(6)	Dicks. Congressman Dicks is a director. Includes 42,778 vested stock options.
(7)	Jensen. Mr. Jenson is a director. Includes 111,391 vested stock options.
(8)	Kaplan. Mr. Kaplan is a director. Includes 74,167 vested stock options.

(9)

MacLean. Mr. MacLean is a director. Includes (i) 123,779 shares held jointly with his spouse, (ii) 98,000 shares held by Starfish Partners LLC which Mr. MacLean indirectly controls, (iii) 161,291shares held by Taurus Capital Partners LLC of which Mr. MacLean is the Managing Member, (iv) 18,938 shares held as custodian for the benefit of Mr. MacLean’s children, (v) 173,996 shares held in the name of his IRA and SEP IRA, (vi) 4,500 shares held in trust, (vii) 7,333 shares held in spouse’s IRA, (viii) 86,512 shares held in Star Asia Capital Management LLC DPB Plan U/A 01/01/2015, and (ix) 37,778 vested stock options.

(10)	Rich. Mr. Rich is a director. Includes (i) 2,188 shares held in the name of Mr. Rich’s IRA and (ii) 85,557 vested stock options.
(11)

Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(12)

Goudy Park. Based on a Schedule 13G/A filed with the SEC on February 7, 2019. The managing member of Goudy Park Management, LLC is James W. DeYoung, Jr. Address is 1 N. Franklin Street, Suite 350, Chicago, IL 60606.

(13)

William Blair. Based on a Schedule 13G filed with the SEC on February 13, 2019. Of these shares, William Blair Investment Management, LLC has the (i) sole power to vote or to direct the vote with respect to 1,158,548 shares, and (ii) sole power to dispose or to direct the disposition of 1,220,498 shares. Address is 150 North Riverside Plaza, Chicago, IL 60606.

(14)

Cooperman. Includes 192,049 shares of Common Stock underlying warrants held by the family foundation of which Mr. Cooperman is the trustee. Address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 1, 2017, the Company completed the acquisition of United States University and, as part of the consideration, issued a $2,000,000 convertible note (the “2017 Note”), bearing 8% annual interest that matured over a two-year period after the closing. At the option of the holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the 2017 Note was convertible into shares of the Company’s Common Stock based on the volume weighted average price per share for the 10 preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. The 2017 Note was subsequently assigned by the holder to a third party and is no longer outstanding.

On July 18, 2018, the Company entered into a Stock Purchase Agreement with Educaciόn Significativa for the repurchase of 1,000,000 shares of the Company’s Common Stock at $7.40 per share. Ms. Oksana Malysheva, a then director of the Company, is the sole member and manager of Linden Education, which is the sole voting member of Educaciόn Significativa. The Company simultaneously sold 1,000,000 shares of Common Stock to a large asset manager at the same price or $7.40 per share.

On November 5, 2018, the Company entered into an agreement (the “Credit Facility Agreement”) providing for a $5 million revolving credit facility (the “Facility”) with the Leon and Toby Cooperman Family Foundation (the “Lender”), of which Mr. Leon Cooperman, a principal shareholder of the Company, is the trustee. Borrowings under the Credit Facility Agreement are evidenced by a revolving promissory note (the “Note”) and bear interest at 12% per annum. The Facility matures on November 4, 2021. Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Lender a $100,000 one-time upfront facility fee. The Company also agreed to pay to the Lender a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of the date of this Amendment, the Company has not borrowed any sum under the Facility. Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Lender warrants to purchase 92,049 shares of the Company’s Common Stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share (the “Warrants”). On March 6, 2019, in connection with entering into loan agreements with the Lender and another shareholder of the Company, the Company amended and restated the Credit Facility Agreement and the related revolving promissory note to grant the Lender a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University Inc. and United States University, Inc., subsidiaries of the Company (the “Subsidiaries”), certain of the deposit accounts of the Subsidiaries and all of the outstanding capital stock of the Subsidiaries (the “Collateral”) on a pari passu basis with the other lender.

On March 6, 2019, the Company entered into a loan agreement with the Lender. The Loan Agreement provides for a $5 million term loan (the “Loan”), evidenced by a term promissory note and security agreement (the “Note”), for proceeds of $5 million. The Loan bears interest at 12% per annum and matures on September 6, 2020, subject to one 12-month extension upon the Company’s option and upon payment of a 1% one-time extension fee. The Company’s obligations under the Loan Agreement are secured by a first priority lien in the Collateral. Concurrently with entering into the Loan Agreement, the Company entered into, and borrowed another $5 million under, a loan agreement with another shareholder of the Company, which is not a related party, on the same terms as are contained in the Loan Agreement.

Item 14.  Principal Accounting Fees and Services

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”) our principal accountant, were approved by our Audit Committee.  The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2019 and 2018.

	Year Ended April 30, 2019 ($)	Year Ended April 30, 2018 ($)
Audit Fees (1)	227,000	178,000
Audit Related Fees (2)	4,000	57,000
Tax Fees	—	—
All Other Fees	—	—
Total	231,000	235,000

———————

(1)

Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including annual filings with the Department of Education.

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

Aspen Group, Inc.

Date: August 28, 2019	By:	/s/ Michael Mathews
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