Form 10-Q
period 2019-07-31
ASPEN GROUP, INC.
filed 2019-09-09
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of September 5, 2019
Common Stock, $0.001 par value per share	18,914,242 shares

SIGNATURES	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$7,243,580	$9,519,352
Restricted cash	452,021	448,400
Accounts receivable, net of allowance of $1,484,559 and $1,247,031, respectively	10,786,265	10,656,470
Prepaid expenses	546,767	410,745
Other receivables	1,435	2,145
Total current assets	19,030,068	21,037,112

Property and equipment:
Call center equipment	245,715	193,774
Computer and office equipment	330,267	327,621
Furniture and fixtures	1,430,349	1,381,271
Software	4,765,597	4,314,198
	6,771,928	6,216,864
Less accumulated depreciation and amortization	(2,083,277)	(1,825,524)
Total property and equipment, net	4,688,651	4,391,340
Goodwill	5,011,432	5,011,432
Intangible assets, net	8,266,667	8,541,667
Courseware, net	145,063	161,930
Accounts receivable, secured - net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	4,249,969	3,085,243
Debt issue cost, net	271,162	300,824
Right of use lease asset	7,996,585	—
Deposits and other assets	562,594	629,626

Total assets	$50,267,520	$43,204,503

(Continued)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31, 2019	April 30, 2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,588,331	$1,699,221
Accrued expenses	577,755	651,418
Deferred revenue	2,681,037	2,456,865
Refunds due students	1,591,632	1,174,501
Deferred rent, current portion	53,140	47,436
Convertible notes payable	50,000	50,000
Right of use lease liability, current portion	1,100,411	—
Other current liabilities	279,411	270,786
Total current liabilities	7,921,717	6,350,227

Senior secured loan payable, net of discount of $287,626 and $353,328 respectively	9,712,374	9,646,672
Right of use lease liability	7,095,695	—
Deferred rent	704,689	746,176
Total liabilities	25,434,475	16,743,075

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding at July 31, 2019 and April 30, 2019	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized
18,913,527 issued and 18,896,443 outstanding at July 31, 2019
18,665,551 issued and 18,648,884 outstanding at April 30, 2019	18,914	18,666
Additional paid-in capital	69,146,123	68,562,727
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(44,261,992)	(42,049,965)
Total stockholders’ equity	24,833,045	26,461,428

Total liabilities and stockholders’ equity	$50,267,520	$43,204,503

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2019	2018

Revenues	$10,357,982	$7,221,305

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,353,058	3,752,392
General and administrative	7,037,150	5,824,132
Depreciation and amortization	606,574	498,105
Total operating expenses	11,996,782	10,074,629

Operating loss	(1,638,800)	(2,853,324)

Other income (expense)
Other income	22,802	56,401
Interest expense	(423,689)	(40,353)
Total other income/(expense), net	(400,887)	16,048

Loss before income taxes	(2,039,687)	(2,837,276)

Income tax expense	35,595	—

Net loss	$(2,075,282)	$(2,837,276)

Net loss per share allocable to common stockholders - basic and diluted	$(0.11)	$(0.15)

Weighted average number of common stock outstanding - basic and diluted	18,733,317	18,317,830

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428

Stock-based compensation	—	—	498,417	—	—	498,417
Common stock issued for cashless stock options exercised	101,894	102	(102)	—	—	—
Common stock issued for stock options exercised for cash	21,876	22	45,168	—	—	45,190
Common stock issued for cashless warrant exercise	19,403	19	(19)	—	—	—
Amortization of warrant based cost	—	—	9,440	—	—	9,440
Amortization of restricted stock issued for service	—	—	30,597	—	—	30,597
Restricted Stock Issued for Services, subject to vesting	104,803	105	(105)	—	—	—
Cumulative effect of Adoption of ASC 842	—	—	—	—	(136,745)	(136,745)
Net loss	—	—	—	—	(2,075,282)	(2,075,282)
Balance at July 31, 2019	18,913,527	$18,914	$69,146,123	$(70,000)	$(44,261,992)	$24,833,045

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	209,976	—	—	209,976
Common stock issued for cashless stock options exercised	5,230	5	(5)	—	—	—
Common stock issued for stock options exercised for cash	2,689	2	7,815	—	—	7,817
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss	—	—	—	—	(2,837,276)	(2,837,276)
Balance at July 31, 2018	18,341,440	$18,341	$66,744,959	$(70,000)	$(35,609,024)	$31,084,276

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,075,282)	$(2,837,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	240,899	121,805
Depreciation and amortization	606,574	498,105
Stock-based compensation	498,417	209,976
Warrants issued for services	9,440	—
Loss on asset disposition	20,240	—
Amortization of debt discounts	65,702	—
Amortization of debt issue costs	29,662	—
Amortization of prepaid shares for services	—	8,285
Non-cash payments to investor relations firm	30,597	—
Changes in operating assets and liabilities:
Accounts receivable	(1,535,420)	(1,592,941)
Prepaid expenses	(136,022)	(229,168)
Other receivables	710	173,475
Other assets	67,032	—
Accounts payable	(110,890)	(728,230)
Accrued expenses	(73,663)	10,401
Deferred rent	(35,783)	217,433
Refunds due students	417,131	302,609
Deferred revenue	224,172	430,015
Right of use assets, net	62,776	—
Other liabilities	8,625	27,301
Net cash used in operating activities	(1,685,083)	(3,388,210)

Cash flows from investing activities:
Purchases of courseware and accreditation	(2,275)	(42,917)
Purchases of property and equipment	(629,983)	(735,757)
Net cash used in investing activities	(632,258)	(778,674)

Cash flows from financing activities:
Disbursements for equity offering costs	—	(29,832)
Proceeds of stock options exercised and warrants exercised	45,190	7,817
Purchase of treasury stock, net of broker fees	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	7,370,000
Net cash provided by (used in) financing activities	45,190	(22,015)

Net (decrease) in cash and cash equivalents	(2,272,151)	(4,188,899)
Cash, restricted cash, and cash equivalents at beginning of period	9,967,752	14,803,065
Cash and cash equivalents at end of period	$7,695,601	$10,614,166

Supplemental disclosure cash flow information
Cash paid for interest	$324,861	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$178,447	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the same such amounts shown in the unaudited consolidated statements of cash flows:

	Three months ended
	July 31,
	2019	2018

Cash	$7,243,580	$10,423,660
Restricted cash	452,021	190,506
Total cash and restricted cash	$7,695,601	$10,614,166

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has three subsidiaries. They are Aspen University Inc. (“Aspen University”) organized in 1987, Aspen Nursing, Inc. (“ANI”) (a subsidiary of Aspen University) formed in July 2018 and United States University, Inc. (“USU”) formed in May 2017. USU was the vehicle we used to acquire United States University on December 1, 2017. (See Note 4). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context implies.

AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession, currently 82% of all students across both universities are degree-seeking nursing students.

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

Since 2009, USU has been regionally accredited by WASC Senior College and University Commission. (“WSCUC”).

Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017.

Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2019 and 2018, our cash flows for the three months ended July 31, 2019 and 2018, and our financial position as of July 31, 2019 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 as filed with the SEC on July 9, 2019. The April 30, 2019 balance sheet is derived from those statements.

Liquidity

At July 31, 2019, the Company had a cash balance of $7,243,580 with an additional $452,021 in restricted cash.

On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loans for an additional 12 months subject to paying a 1% one-time extension fee. (See Note 6)

During the quarter ended July 31, 2019 the Company used cash of $2,272,151, which included using $1,685,083 in operating activities.

Note 2. Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, estimates of the fair value of assets acquired and liabilities assumed in a business combination, amortization periods and valuation of courseware, intangibles and software development costs, estimates of the valuation of initial right of use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Cash, Cash Equivalents, and Restricted Cash

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2019 and April 30, 2019.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2019.

As of July 31, 2019 and April 30, 2019, the Company maintained deposits totaling $7,323,630 and $9,359,208, respectively, held in two separate institutions greater than the federally insured limits.

Restricted cash was $452,021 as of July 31, 2019 and consisted of $122,262 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease. Also, included was $71,932 and an additional $257,827, which was collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds as required by DOE in connection with the change of control of USU. Restricted cash as of April 30, 2019 was $448,400.

Goodwill and Intangibles

Goodwill currently represents the excess of the purchase price of USU over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

Intangible assets represent both indefinite lived and definite lived assets. Accreditation, regulatory approvals, trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

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

Accounts Receivable and Allowance for Doubtful Accounts Receivable

All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 68% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen may have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned, and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.

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

Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note 8)

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At July 31, 2019 and April 30, 2019, those balances were $4,249,969 and $3,085,243, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

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

July 31, 2019

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

Leases

The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as additional amortization. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

The Company implemented ASU 2016-02 as of May 1, 2019.  There were no material changes to our unaudited consolidated financial statements other than additional assets and off-setting liabilities.

In February 2016, the Financial Accounting Standards Board, of FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842).  This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets with a corresponding lease liability, along with disclosing certain key information about leasing arrangements. The Company adopted the standard effective May 1, 2019 using the cumulative effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•	Carry forward of historical lease classification;
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and
•	Not separate lease and non-lease components for office space and campus leases.

The adoption of this standard resulted in the recognition of operating lease right-of-use assets (“ROU’s”) and corresponding lease liabilities of approximately $8.0 million and $8.2 million, respectively on the unaudited Consolidated Balance Sheet as of July 31, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Additionally, the standard did not materially impact the Company's unaudited consolidated statements of cash flows.

Disclosures related to the amount, timing, and uncertainty of cash flows arising from leases are included in Note 9.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

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

Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under ASC 606, the tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See Note 8)

The Company had revenues from students outside the United States representing 1.48% and 1.9% of the revenues for the quarters ended July 31, 2019 and 2018 respectively.

Cost of Revenues

Cost of revenues consists of two categories, instructional costs and services, and marketing and promotional costs.

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

Marketing and Promotional Costs

Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $2,209,239 and $2,187,456 for the fiscal quarters ended July 31, 2019 and 2018, respectively and are included in cost of revenues.

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

July 31, 2019

(Unaudited)

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company has early adopted ASU 2018-07, which substantially aligns share based compensation for employees and non-employees.

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

Net Loss Per Share

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 3,237,840 and 3,515,070 shares of common stock, warrants to purchase 687,292 and 650,847 shares of common stock, unvested restricted stock of 99,803 and 0, and $50,000 and $50,000 of convertible debt (convertible into 4,167 and 4,167 shares of common stock) were outstanding at July 31, 2019 and July 31, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after July 31, 2019, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We completed our assessment of the new standard on our accounting policies and processes and adopted this guidance beginning May 2019 using a modified retrospective approach without restating prior comparative periods. The most significant impact primarily relates to our accounting for real estate leases and real estate subleases. The adoption of this guidance impacts the presentation of our financial condition and disclosures, but did not materially impact our results of operations. See Note 9 “Leases” for further information.

Note 3. Property and Equipment

As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
Call center hardware	$245,715	$193,774
Computer and office equipment	330,267	327,621
Furniture and fixtures	1,430,349	1,381,271
Software	4,765,597	4,314,198
	6,771,928	6,216,864
Accumulated depreciation	(2,083,277)	(1,825,524)
Property and equipment, net	$4,688,651	$4,391,340

Software consisted of the following at July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
Software	$4,765,597	$4,314,198
Accumulated depreciation	(1,517,765)	(1,351,193)
Software, net	$3,247,832	$2,963,005

Depreciation expense and amortization for all Property and Equipment as well as the portion for just software is presented below for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31,
	2019	2018
Depreciation and amortization Expense	$312,432	$204,335

Software amortization Expense	$170,189	$143,774

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

The following is a schedule of estimated future amortization expense of software at July 31, 2019:

Year Ending July 31,	Future Expense
2020	$689,009
2021	854,804
2022	765,330
2023	605,091
2024	315,809
Thereafter	17,789
Total	$3,247,832

Note 4. USU Goodwill and Intangibles

On December 1, 2017, USU acquired United States University and assumed certain liabilities from Educacion Significativa, LLC (“ESL”). USU is a wholly owned subsidiary of AGI and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, AGI is referred to as the acquirer. AGI acquired the assets and assumed certain liabilities of ESL.

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

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the three months ended July 31, 2019 and 2018 were $275,000 and $275,000 respectively.

Intangible assets consisted of the following at July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019

Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(1,833,333)	(1,558,333)
Net intangible assets	$8,266,667	$8,541,667

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Note 5. Courseware and Accreditation

Courseware costs capitalized were $1,525 for the three months ended July 31, 2019 and $34,422 for the year ended April 30, 2019. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.

Courseware consisted of the following at July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
Courseware	$324,512	$325,987
Accreditation	57,850	57,100
Accumulated amortization	(237,299)	(221,157)
Courseware, net	$145,063	$161,930

The Company had capitalized accreditation costs of $750 and $57,100 for the three months ended July 31, 2019 and year ended April 30, 2019.

Amortization expense of courseware for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31,
	2019	2018

Amortization expense	$19,142	$15,371

The following is a schedule of estimated future amortization expense of courseware at July 31, 2019:

Year Ending July 31,	Future Expense
2020	$44,847
2021	37,100
2022	29,213
2023	23,673
2024	10,171
Thereafter	59
Total	$145,063

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Note 6. Debt

Convertible Notes

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into shares of common stock of the Company at the conversion price of $12.00 per share (taking into account the one-for-12 reverse stock split of the Company’s common stock). The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common stock on the note issue date. This loan (now a convertible promissory note) was originally due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder. However, this $50,000 note is derived from $200,000 of loans made to Aspen University prior to 2011, which was prior to the merger of Aspen University and EGC, the acquisition vehicle led by Michael Mathews, the Company’s current Chairman and Chief Executive Officer. The bankruptcy judge in the HEMG bankruptcy proceedings has recently ruled that the Company may pursue remedies for these undisclosed loans.

Revolving Credit Facility

On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the “Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement will bear interest at 12% per annum. The Facility matures on November 4, 2021.

Pursuant to the terms of the Credit Facility Agreement, the Company paid to the Foundation a $100,000 one-time upfront Facility fee. The Company also is paying the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of July 31, 2019, the Company has not borrowed any sum under the Facility.

The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, and the senior term loans described below will be subordinated to the Facility.

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

On March 6, 2019, in connection with entering into the Senior Secured Loans, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the Revolving Note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in the Collateral, on a pari passu basis with the Lenders.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Senior Secured Term Loans

On March 6, 2019, the Company entered into two loan agreements (each a “Loan Agreement” and together, the “Loan Agreements”) with the Foundation, of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee, and another stockholder of the Company (each a “Lender” and together, the “Lenders”). Each Loan Agreement provides for a $5,000,000 term loan (each a “Loan” and together, the “Loans”), evidenced by a term promissory note and security agreement (each a “Term Note” and together, the “Term Notes”), for combined total proceeds of $10,000,000 million. The Company borrowed $5,000,000 from each Lender that day. The Term Notes bear interest at 12% per annum and mature on September 6, 2020, subject to one 12-month extension upon the Company’s option, and upon payment of a 1% one-time extension fee.

Pursuant to the Loan Agreements and the Term Notes, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Loan Agreements and the Term Notes, will be subordinated to the Loans.

The Company’s obligations under the Loan Agreements are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU, and all of the outstanding capital stock of Aspen University and USU (the “Collateral”).

Pursuant to the Loan Agreements, on March 6, 2019 the Company issued to each Lender warrants to purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $6.00 per share. The two warrants were deemed to have a combined relative fair value of $360,516. The relative fair value along with closing costs of $33,693 were treated as debt discounts to be amortized over the term of the Loans.

On March 6, 2019, in connection with entering into the Loan Agreements, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the Foundation, individually. The Intercreditor Agreement provides among other things that the Company’s obligations under this agreement, and the security interests in the Collateral granted pursuant to, the Loan Agreements and the Amended and Restated Facility Agreement shall rank pari passu to one another.

Note 7. Stockholders’ Equity

Preferred Stock

On June 28, 2019, the Company amended its Certificate of Incorporation, as amended, to reduce in the number of shares of common stock the Company is authorized to issue from 250,000,000 to 40,000,000 shares, and the number of shares of preferred stock the Company is authorized to issue from 10,000,000 to 1,000,000 shares. The stockholders of the Company had previously approved the Amendment at a special meeting of stockholders held on June 28, 2019.

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of July 31, 2019 and April 30, 2019, we had no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock.

During the three months ended July 31, 2019, the Company issued 101,894 shares of common stock upon the cashless exercise of stock options.

During the three months ended July 31, 2019, the Company issued 19,403 shares of common stock upon the cashless exercise of 43,860 warrants.

During the three months ended July 31, 2019, the Company issued 21,876 shares of common stock upon the exercise of stock options for cash and received proceeds of $45,190.

Restricted Stock

There were 99,803 unvested shares of restricted common stock outstanding at July 31, 2019. Total unrecognized compensation expense related to the unvested common stock as of July 31, 2019 amounted to approximately $1.6 million which will be amortized over the remaining vesting periods.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

During the three months ended July 31, 2019, the Company issued 30,131 shares of restricted common stock to certain directors with a fair value of $122,332.

On June 18, 2019, in order to correct errors in a third party software system used to track stock options, the Company granted Andrew Kaplan, a current director, 5,131 shares of restricted common stock and two former directors (not recipients of the May 2019 stock options mentioned above) a total of 25,000 shares of restricted common stock.

During fiscal 2019, the Company granted 25,000 shares to its investor relations firm, of which 5,000 were vested with the balance vesting quarterly over one year, subject to continued service. The total value was $122,250 which will be recognized over the service period.

The Board approved a grant of 25,000 shares of restricted stock to the Chief Financial Officer in September 2018. The stock vests over 36 months and the stock price was $7.15 on the date of the grant. The value of the compensation was approximately $180,000 and will be recognized over 36 months.

On December 24, 2018, the Company granted a total of 24,672 shares to certain directors with a value of $126,320 which will be recognized over 36 months.

Warrants

A summary of the Company’s warrant activity during the three months ended July 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, April 30, 2019	731,152	$5.28	3.29	$413,296
Granted	—	—	—	—
Exercised	(43,860)	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2019	687,292	$5.47	3.24	$244,286

Exercisable, July 31, 2019	637,292	$5.52	3.13	$244,286

ALL WARRANTS			EXERCISABLE WARRANTS
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	No. of	Exercise	Remaining Life	No. of
Price	Price	Warrants	Price	In Years	Warrants

$1.86	$1.86	88,710	$1.86	0.09	88,710

$2.28	$2.28	32,359	$2.28	0.10	32,359

$4.89	$4.89	50,000	$4.89	4.70	—

$5.85	$5.85	92,049	$5.85	4.27	92,049

$6.00	$6.00	200,000	$6.00	4.60	200,000

$6.87	$6.87	224,174	$6.87	2.99	224,174

		687,292			637,292

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

On June 3, 2019, a former director elected a cashless exercise of 21,930 warrants, receiving 9,806 shares. On June 7, 2019, the CEO elected a cashless exercise for the same amount receiving 9,597 shares.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2019, there were 229,238 shares remaining available for future issuance under the 2012 Plan.

On December 13, 2018, the stockholders of the Company approved the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of July 31, 2019, there were 10,852 shares remaining available for future issuance under the 2018 Plan.

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

	July 31,	April 30,
	2019	2019
Expected life (years)	3	3.5
Expected volatility	46%	50.1%
Risk-free interest rate	2.18%	2.63%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

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

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, April 30, 2019	3,408,154	$4.44	2.90	$6,880,644
Granted	30,000	4.12	—	—
Exercised	(191,147)	1.88	—	—
Forfeited	(9,167)	7.62	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2019	3,237,840	$4.57	2.90	$6,880,644

Exercisable, July 31, 2019	2,057,324	$3.50	2.79	$5,130,588

ALL OPTIONS			EXERCISABLE OPTIONS
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	No. of	Exercise	Remaining Life	No. of
Price	Price	Options	Price	In Years	Options

$1.57 to $2.10	$1.98	736,577	$1.98	2.29	736,577

$2.28 to $2.76	$2.31	462,747	$2.31	1.09	456,287

$3.24 to $4.38	$3.86	363,223	$3.90	2.30	274,127

$4.50 to $5.20	$4.93	714,792	$4.90	2.79	336,833

$5.95 to $6.28	$6.07	80,417	$6.13	2.93	36,806

$7.17 to $7.55	$7.39	662,417	$7.51	3.91	144,139

$8.57 to $9.07	$8.98	217,667	$8.98	3.44	72,555

Options only		3,237,840			2,057,324

Effective May 13, 2019, the Company granted a total of 30,000 five-year non-qualified stock options to certain former directors exercisable at $4.12 per share.

During the three months ended July 31, 2019, the Company issued 101,894 shares of common stock upon the cashless exercise of stock options.

During the three months ended July 31, 2019, the Company issued 21,876 shares of common stock upon the exercise of stock options for cash and received proceeds of $45,190.

The Company recorded a compensation expense of $498,417 for the fiscal quarter ended July 31, 2019 in connection with stock options and restricted stock grants.

As of July 31, 2019, there was $1,576,081 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

Note 8. Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students fees for library and technology costs, which are recognized over the related service period and are not considered separate performance obligations. Other services, books, and exam fees are recognized as services are provided or when goods are received by the student. The Company’s contract liabilities are reported as deferred revenue and refunds due students. Deferred revenue represents the amount of tuition, fees, and other student invoices in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying unaudited consolidated balance sheets.

The following table represents our revenues disaggregated by the nature and timing of services:

	Three Months Ended
	July 31,
	2019	2018

Tuition - recognized over period of instruction	$9,290,952	$6,633,840
Course fees - recognized over period of instruction	925,954	461,211
Book fees - recognized at a point in time	20,785	24,214
Exam fees - recognized at a point in time	60,100	52,240
Service fees - recognized at a point in time	60,191	49,800

	$10,357,982	$7,221,305

Contract Balances and Performance Obligations

The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at July 31, 2019 was $2,681,037 which is future revenue that has not yet been earned for courses in progress. The Company has $1,591,632 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.

Of the total revenue earned during the three months ended July 31, 2019, approximately $2.5 million came from revenues which were deferred at April 30, 2019.

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

July 31, 2019

(Unaudited)

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

The Company had revenues from students outside the United States representing 1.48% and 1.9% of the revenues for the year ended July 31, 2019 and 2018 respectively.

Note 9. Leases

Operating lease assets are right-of-use assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating Lease Assets, net, and Operating Lease Liabilities, Current and Long-term on the unaudited Consolidated Balance Sheet at July 31, 2019.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three month period ended July 31, 2019 was $612,597. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

ASPEN GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Unaudited)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2019.

Lease Payments
Maturity of Lease Liabilities
2020 (remaining)	$1,693,602
2021	2,293,382
2022	2,225,348
2023	1,663,434
2024	1,474,175
2025	1,134,718
2026 and beyond	779,287
Total future minimum lease payments	11,263,946
Less imputed interest	(3,067,840)
Present value of operating lease liabilities	$8,196,106

Balance Sheet Classification
Operating lease liabilities, current	$1,100,411
Operating lease liabilities, long-term	7,095,695
Total operating lease liabilities	$8,196,106

Other Information
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	12.0%

Cash Flows

An initial ROU asset of $8.0 million was recognized as a non-cash asset addition with the adoption of the standard. There were no additional ROU assets recognized as non-cash asset additions during the quarter ended July 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities at adoption and for the quarter ended July 31, 2019 was $1.7 million and $0.5 million, respectively, and is included in operating cash flows.

Note 10. Commitments and Contingencies

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

July 31, 2019

(Unaudited)

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

Note 11. Subsequent Event

Exercise of stock options

On August 20, 2019, the Company issued a former director 17,382 shares of common stock upon a cashless exercise of stock options granted on November 20, 2015 and May 19, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on July 9, 2019 with the Securities and Exchange Commission (the “SEC”).

Company Overview

Aspen Group, Inc. (together with its subsidiaries, the “Company” or “AGI”) is an education technology holding company. AGI has three subsidiaries, Aspen University Inc. organized in 1987, United States University, Inc. organized in May 2017 for the purposes of acquiring United States University in December 2017, and Aspen Nursing, Inc. (“ANI”) organized in 2018. ANI is a subsidiary of Aspen University Inc.

AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University (“USU”), to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of July 31, 2019 8,002 of 9,752 or 82% of all students across both universities are degree-seeking nursing students.

In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). Starting October 1, 2019, the monthly payment plan will offer online associate and bachelor students the opportunity to pay their tuition and fees at $300/month, online master’s students $350/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.

USU began offering the monthly payment plan in the summer of 2017. Today, monthly payment plan is available for the online RN to BSN program ($250/month), online MBA/M.A.Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan are offered a two-year payment plan ($375/month for 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).

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

Monthly Payment Programs Overview

AGI offers two monthly payment programs:

•

a monthly payment plan in which students make payments every month over a fixed period depending on the degree program; and

•

a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 17% year-over-year, from 4,769 to 5,580. Those 5,580 students paying through a monthly payment method represent 68% of Aspen University’s total active student body. The total contractual value of Aspen University’s monthly payment plan students now exceeds $48 million which currently delivers monthly recurring tuition cash payments exceeding $1,200,000.

USU students paying tuition and fees through a monthly payment method grew from 758 to 1,053 students sequentially. Those 1,053 students paying through a monthly payment method represent 71% of USU’s total active student body.  The total contractual value of USU’s monthly payment plan students now exceeds $15 million which currently delivers monthly recurring tuition cash payments exceeding $300,000.

AGI Student Population Overview

AGI’s overall active student body (including both Aspen University and USU) grew 34% year-over-year from 7,274 to 9,752 students. Active student body is comprised of active degree-seeking students, which are degree-seeking students enrolled in a course during the quarter covered by this Form 10-Q or are registered for an upcoming course.

Aspen University’s total active degree-seeking student body grew 25% year-over-year from 6,590 to 8,261 students. Aspen University’s School of Nursing grew 36% year-over-year, from 4,863 to 6,595 active students, which includes 670 active students in the BSN Pre-Licensure program in Phoenix, Arizona.

USU’s total active student body grew sequentially from 1,148 to 1,491 students or a sequential increase of 30%. On a year-over-year basis, USU’s total active student body grew from 684 to 1,491 students or 118%. USU’s MSN-FNP active student body grew sequentially from 970 to 1,294 students or a sequential increase of 33%. USU’s MSN-FNP program now represents 87% of USU’s active student body.

Of the 9,752 total active students at both universities as of July 31, 2019, 82% or 8,002 are degree-seeking nursing students.

AGI New Student Enrollments

AGI delivered a company record 1,929 new student enrollments for the fiscal quarter ended July 31, 2019 (the “Fiscal 2020 Q1”), a 24% sequential enrollment increase and an increase of 46% year-over-year. Moreover, this quarterly enrollment record was accomplished in the seasonally weakest (summer) fiscal first quarter.

Aspen University accounted for 1,415 new student enrollments (including 198 Doctoral enrollments and 276 Pre-licensure BSN AZ campus enrollments), delivering overall enrollment growth at Aspen University of 29% year-over-year.  Enrollment growth at Aspen University was highlighted by the Doctoral unit increasing by 68% and the Pre-Licensure BSN unit increasing by 197% year-over-year. Enrollment efforts remained focused on the highest expected return businesses as management increased the number of enrollment advisors (the “EA”)dedicated to Aspen’s Doctoral and Pre-Licensure units during the quarter.  In addition, our Aspen Nursing + Other Unit experienced an increase in the number of enrollments per EA and cost per enrollment declined.  As a result of this increased efficiency, Aspen’s Nursing + Other unit grew enrollments by 7% year-over-year.

USU accounted for 514 new student enrollments (primarily FNP enrollments), a 133% enrollment increase year-over-year.

Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	New Student Enrollments					EAs	Enrolls/ Month/EA
	Q1’19	Q2’19	Q3’19	Q4’19	Q1’20
Aspen (Nursing + Other)	882	1,104	895	944	941	46	6.8
Aspen (Doctoral)	118	133	120	113	198	10	6.6
Aspen (Pre-Licensure BSN, AZ Campuses)	93	57	97	186	276	5	18.4
USU (FNP + Other)	221	271	251	317	514	15	11.4
Total	1,314	1,565	1,363	1,560	1,929	76

Marketing Efficiency Ratio (MER) Analysis

AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Revenue per Enrollment (RPE)
Marketing Efficiency Ratio (MER) =	—————————————
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

The current Marketing Efficiency Ratio (MER = revenue-per-enrollment or LTV/cost-per-enrollment or CAC) for our four degree units is reflected in the below table:

	Enrollments	Cost-of- Enrollment[1]	LTV		MER
Aspen (Nursing + Other)	941	$1,231	$7,350		6.0X
Aspen (Doctoral)	198	$1,987	$12,600		6.3X
USU (FNP + Other)	514	$1,078	$17,820	[2]	16.5X
Aspen (Pre-Licensure BSN, AZ)	276	$478	$30,000		62.8X

———————

1Based on 6-month rolling average

2LTV for USU’s MSN-FNP Program

The improved MER results were driven by declining cost of enrollment.  Compared to the previous quarter the weighted average cost of enrollment declined 18%, and the cost of enrollment declined for each program except the Pre-Licensure BSN program which remained at a cost of enrollment below $500.

	Q1’20 Enrollments	Q1’20 Cost of Enrollment[1]	Q4’19 Enrollments	Q4’19 Cost of Enrollment[1]	Percent Change
Aspen (Nursing + Other)	941	$1,231	944	$1,361	-10%
Aspen (Doctoral)	198	$1,987	113	$2,892	-31%
USU (FNP + Other)	514	$1,078	317	$1,619	-33%
Aspen (Pre-Licensure BSN, AZ)	276	$478	186	$402	+19%
Total / Weighted Average	1,929	$1,160	1,560	$1,410	-18%

———————

1Based on 6-month rolling average

Bookings Analysis

On a year-over-year basis, fiscal Q1’20 bookings increased 83%, from $14.7 million to $26.9 million, delivering an average revenue per user (APRU) increase of 24%, from $11,185 to $13,919.

	Lifetime Value (LTV)	Q1'2019	Q1'2019	Q1'2020	Q1'2020
	Per Enrollment	Enrollments	Bookings*	Enrollments	Bookings*
AU Online (Nursing + Other) Unit	$7,350	882	$6,482,700	941	$6,916,350
AU (Doctoral) Unit	$12,600	118	$1,486,800	198	$2,494,800
AU (Pre-Licensure BSN) Unit	$30,000	93	$2,790,000	276	$8,280,000
USU (FNP + Other) Unit	$17,820	221	$3,938,220	514	$9,159,480
Total		1,314	$14,697,720	1,929	$26,850,630
ARPU			$11,185		$13,919

———————

*Note: “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

In July 2018, Aspen University through ANI began offering its Pre-Licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, AGI entered into a memorandum of understanding to open a second campus in the Phoenix metro area in partnership with HonorHealth (the initial semester at HonorHealth is currently scheduled to begin in September 2019).

Aspen University’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.

Aspen University’s Pre-Licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen is admitting students into one of two program components: (1) a pre-professional nursing component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that are ready to participate in the competitive evaluation process for entry (Years 2-3).

New student enrollments for Aspen University’s Pre-Licensure BSN program increased from 186 to 276 or 48% sequentially, as it continued accepting in the Fiscal 2020 Q1 enrollments for prerequisite students taking online courses in anticipation of entering the HonorHealth final two-year nursing core component of the program scheduled to launch this September. Aspen University ended the fiscal year with 670 active students in its Pre-Licensure BSN program.

The end of Fiscal 2020 Q1 marked the completion of the first year of Aspen’s Pre-Licensure BSN program in Phoenix, Arizona.

Pre-Licensure BSN Program Campus Expansion Plan

Aspen University plans to launch a stand-alone campus in Tampa, Florida in the summer of calendar year 2020. A clinical affiliation agreement has been executed with Bayfront Health, a regional network of seven hospitals and over 1,900 medical professionals on staff serving the residents of Florida’s Gulf Coast.

Additionally, Aspen University plans to launch a stand-alone campus in Austin, Texas in the winter of calendar year 2020. A clinical affiliation agreement has been executed with Baylor Scott & White Health – Central division. As the largest not-for-profit healthcare system in Texas and one of the largest in the United States, Baylor Scott & White Health was born from the 2013 combination of Baylor Health Care System and Scott & White Healthcare. Today, Baylor Scott & White includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.

The Company has strategically targeted existing campus locations in Austin and Tampa that are substantially built-out including FF&E (furniture, fixtures, and equipment) in order to reduce the capital expenditures (CapEx) required to launch these campuses. The Company expects this will allow the CapEx for each new campus to be in the same range as the cost of Aspen University’s embedded campus at HonorHealth located in North Phoenix.

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $15,036,234 at July 31, 2019. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month as an example, that student’s account receivable balance will rise accordingly. The converse is true also. A student who takes courses at a slower pace, even taking time off between eight-week terms, could have a balance due to them. It is much more likely however that a student participating in the monthly payment plan will have an accounts receivable balance, as the majority of students complete their degree program of study prior to the completion of the fixed monthly payment plan.

The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them. Aspen University students paying tuition and fees through a monthly payment method grew by 17% year-over-year, from 4,769 to 5,580. The 5,580 students paying through a monthly payment method represent 68% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 758 to 1,053 students sequentially. The 1,053 students paying through a monthly payment method represent 71% of USU’s total active student body.

Relationship Between Accounts Receivable and Revenue

The gross accounts receivable balance for any period is the net effect of the following three factors:

1. Revenue;

2. Cash receipts; and

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

AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees.  At July 31, 2019, the allowance for doubtful accounts was $1,484,559 which represents 9.0% of the gross accounts receivable balance of $16,520,793, the sum of both short-term and long-term receivables.

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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $3,085,243 at April 30, 2019 to $4,249,969 at July 31, 2019. The primary component consist of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.

Included below is a graphic of both short-term and long-term receivables, as well as contractual value:

A	B	C
Classes Taken less monthly payments received	Payments for classes taken that are greater than 12 months	Expected classes to be taken over balance of program.
Short-Term Accounts Receivable	Long-term Accounts Receivable	Not recorded in financial statements
The Sum of A, B and C will equal the total cost of the program.

Seasonality Briefing and Revenue Impact

As Aspen University continues to scale its traditional online Nursing student body, seasonality in that unit has become more pronounced. As previously disclosed, the Company’s first fiscal quarter (May – July) is the seasonal low point because it falls on the summer months and therefore our primarily working professional students tend to take less courses during that quarter relative to the other three fiscal quarters.

By way of example, in the fiscal quarter ended April 30, 2018 (the last quarter of the 2018 fiscal year), Aspen University’s revenues were $10,214,143. In the fiscal quarter ended July 31, 2018 (the “Fiscal 2019 Q1”), revenues sequentially declined 41% or $2,992,838 to $7,221,305. For the fiscal quarter ended October 31, 2018 (the “Fiscal 2019 Q2”), revenues rose sequentially by 11% or $874,039 to $8,095,344.

As previously projected, the Company is reporting the same seasonality effect for the Fiscal 2020 Q1. Specifically, Aspen University’s Nursing + Other unit revenues declined in the Fiscal 2020 Q1 relative to Q4 by approximately 6%, however overall Company revenues rose by 1.4% sequentially given the revenue contribution from USU and Aspen’s Pre-Licensure BSN program. See Results of Operations below.

Results of Operations

For the Quarter Ended July 31, 2019 Compared with the Quarter Ended July 31, 2018

Revenue

Revenue from operations for the Fiscal 2020 Q1 increased to $10,357,982 from $7,221,305 for the Fiscal 2019 Q1, an increase of $3,136,677 or 43%. The increase was primarily due to enrollment growth in the degree programs with the highest lifetime value (LTV). By focusing our marketing spend on delivering enrollment growth in the degree programs with the highest lifetime value (LTV), we increased our average revenue per enrollment or ARPU by 24%. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to accelerate our long-term growth.

Aspen University’s revenues in the Fiscal 2020 Q1 increased 17% year-over-year in its traditional post-licensure online nursing + other business unit, thereby contributing 66% of total Company revenue in the Fiscal 2020 Q1. Aspen University’s Pre-Licensure BSN program delivered approximately 8% of the Company’s revenues in the Fiscal 2020 Q1, which included revenues from first-year online prerequisite students enrolled in the HonorHealth campus program expected to open in September of 2019.

USU contributed approximately 26% of the total revenues for the Fiscal 2020 Q1.

Cost of Revenues (exclusive of amortization)

The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services

Instructional costs and services for Fiscal 2020 Q1 increased to $2,143,820 or 21% of revenues from $1,564,936 or 22% of revenues for the Fiscal 2019 Q1, an increase of $578,883 or 37%. The increase was primarily due to the increase in the number of students taking classes.

Aspen University instructional costs and services represented 18% of Aspen University revenues for the Fiscal 2020 Q1, while USU instructional costs and services equaled 28% of USU revenues during the Fiscal 2020 Q1.

Marketing and Promotional

Marketing and promotional costs for the Fiscal 2020 Q1 were $2,209,238 or 21% of revenues compared to $2,187,456 or 30% of revenues for the Fiscal 2019 Q1, an increase of $21,782 or 1%.

Aspen University marketing and promotional costs represented 20% of Aspen University revenues for the Fiscal 2020 Q1, while USU marketing and promotional costs equaled 17% of USU revenues for the Fiscal 2020 Q1.

AGI corporate marketing expenses equaled $228,231 for the Fiscal 2020 Q1 compared to $226,085 for the Fiscal 2019 Q1, an increase of $2,146 or 1%.

Gross profit rose to 56% of revenues or $5,765,329 for the Fiscal 2020 Q1 from 46% of revenues or $3,309,768 for the Fiscal 2019 Q1, an increase of 78% year over year

Aspen University gross profit represented 59% of Aspen University revenues for the Fiscal 2020 Q1, while USU gross profit equaled 60% of USU revenues during the Fiscal 2020 Q1.

Costs and Expenses

General and Administrative

General and administrative costs for the Fiscal 2020 Q1 were $7,037,150 compared to $5,824,132 during the Fiscal 2019 Q1, an increase of $1,213,018 or 21%. The increase in expense is consistent with our long term expectations that general and administrative costs will grow at approximately half the rate of revenues. There is a portion these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.

Aspen University general and administrative costs which are included in the above amount represented 45% of Aspen University revenues for the Fiscal 2020 Q1, while USU general and administrative costs equaled 59% of USU revenues for the Fiscal 2020 Q1.

AGI’s general and administrative costs for the Fiscal 2020 Q1 and Fiscal 2019 Q1 are included in the above amounts equaled $1,953,588 and $1,638,178, respectively include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).

Depreciation and Amortization

Depreciation and amortization costs for the Fiscal 2020 Q1 increased to $606,574 from $498,105 for the Fiscal 2019 Q1, an increase of $108,469 or 22%. The increase in depreciation expense is mainly due to additional investment in company developed software. Moreover, AGI has made capital investments in the Phoenix campus and will invest in other campus locations that will cause depreciation expense to continue to increase in the near future.

Other Income (Expense)

Other income/ (expense), net for the Fiscal 2020 Q1 decreased to ($400,887) from $16,048 in the Fiscal 2019 Q1, a decrease of ($416,935) or (2,598%). The decrease is primarily due to amortization of original issue discount and interest on our debt.

Income Taxes

Income taxes expense for the Fiscal 2020 Q1 was $35,595 compared to $0 in the Fiscal 2019 Q1. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either quarter. In the Fiscal 2020 Q1 Aspen University recognized state income tax expense for certain states that do not allow consolidated filing.

Operating Income and Loss

Aspen University generated approximately $1.0 million of operating income for the Fiscal 2020 Q1, USU experienced an operating loss of approximately ($0.4) million during the Fiscal 2020 Q1, while AGI corporate incurred approximately ($2.2) million of operating loss for the Fiscal 2020 Q1.

Net Loss

Net loss applicable to stockholders was ($2,075,282) or net loss per share of ($0.11) for the Fiscal 2020 Q1 as compared to ($2,837,276) for the Fiscal 2019 Q1, a decrease in the loss of $761,994 or 27% improvement. As the result of the trends discussed above, the Company anticipates continued decrease of net loss in future periods compared to Fiscal 2020 Q1.

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

Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of approximately $133,000 in the Fiscal 2020 Q1 and approximately $189,000 in the Fiscal 2019 Q1. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	Quarter Ended July 31,
	2019	2018
Net loss	$(2,075,282)	$(2,837,276)
Interest expense, net of interest income	420,067	40,353
Taxes	90,277	—
Depreciation & amortization	606,574	498,105
EBITDA (loss)	(958,364)	(2,298,818)
Bad debt expense	240,899	121,805
Non-recurring charges	132,949	188,665
Stock-based compensation	498,417	209,976
Adjusted EBITDA (Loss)	$(86,099)	$(1,778,372)

The Company reported an Adjusted EBITDA loss of ($86,099) for the Fiscal 2020 Q1 as compared to an Adjusted EBITDA loss of ($1,778,372) for the Fiscal 2019 Q1, an improvement of 95%.

Aspen University generated $1.6 million of Adjusted EBITDA for the Fiscal 2020 Q1 and approximately $0.6 million of Adjusted EBITDA for the Fiscal 2019 Q1.

USU experienced an Adjusted EBITDA loss of approximately ($10,000) during the Fiscal 2020 Q1 and an Adjusted EBITDA loss of approximately $(0.8) million during the Fiscal 2019 Q1.

Aspen Group corporate incurred an Adjusted EBITDA loss of ($1.6) million which contributed to the consolidated Aspen Group Adjusted EBITDA loss of ($86) thousand for the Fiscal 2020 Q1. Aspen Group corporate incurred an Adjusted EBITDA loss of ($1.6) million that contributed to the consolidated Aspen Group Adjusted EBITDA loss of ($1.8) million for the Fiscal 2019 Q1.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Three Months Ended
	July 31,
	2019	2018

Net cash used in operating activities	$(1,685,083)	$(3,388,210)
Net cash used in investing activities	(632,258)	(778,674)
Net cash provided by (used in) financing activities	45,190	(22,015)
Net decrease in cash	$(2,272,151)	$(4,188,899)

Net Cash Used in Operating Activities

Net cash used in operating activities during the Fiscal 2020 Q1 totaled ($1,685,083) and resulted primarily from the net loss of ($2,075,282) and  a net change in operating assets and liabilities of ($1,111,332), partially offset by $1,501,153 in non-cash items.  The net loss included $423,689 for interest expense. The most significant change in operating assets and liabilities was an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of approximately $1.5 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of approximately $0.6 million and stock-based compensation expense of approximately $0.5 million.

The Company expects revenue growth to continue, while expenses grow at a slower pace. As a result, the Company anticipates lower losses in future quarters as compared to the quarter ending July 31, 2019, which should contribute to a reduction in cash used in operations.  Cash used in operations is also affected by changes in working capital.  The Company expects a favorable trend in working capital over time, but there may be volatility from quarter to quarter.  So, in aggregate the Company expects a general trend toward lower cash used in operations in future quarters as compared to the quarter ending July 31, 2019; however, some quarters could have higher cash used in operations as a result of more cash used to support changes in working capital.

Net cash used in operating activities during the Fiscal 2019 Q1 totaled ($3,388,210) and resulted primarily from the net loss of ($2,837,276) and a net change in operating assets and liabilities of ($1,389,105), partially offset by non-cash items of $838,171. The most significant change in operating assets and liabilities was an increase of $1,592,941 in gross accounts receivable reflecting the expansion of the monthly payment plan. The most significant non-cash item was $498,105 in Depreciation and Amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities during the Fiscal 2020 Q1 totaled ($632,258) mostly attributed to investments in Company developed software.

Net cash used in investing activities during the Fiscal 2019 Q1 totaled ($778,674), reflecting primarily fixed asset purchases of $735,757.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the Fiscal 2020 Q1 totaled $45,190 which reflects proceeds from the exercise of stock options and warrants.

Net cash provided by financing activities during the Fiscal 2019 Q1 totaled ($22,015), reflecting primarily disbursements for equity offering costs.

Liquidity

The Company had cash deposits of approximately $6.6 million on September 5, 2019, including $452,021 of restricted cash. In addition to its cash, the Company also had access to the $5 million Revolving Credit Facility, which is unused. The Company expects that its cash resources will be sufficient to meet its working capital needs for at least the next 12 months.

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

Goodwill and Intangibles

Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenue growth, expected pace of increase in expenses, the expected future effect of seasonality on our operating results, projections with respect to our marketing efficiency ratio, the Pre-Licensure BSN program campus expansion plan, the expected timing of launching of, and anticipated capital expenditures related to, new campuses, the expected effect of changes to the tuition payment plan for our FNP program, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include continued high demand for nurses, the continued effectiveness of our marketing efforts, unanticipated issues with, and delays in, launching our second, third and fourth campuses, and failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down.  Further information on the risk factors affecting our business is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended April 30, 2019, as updated by this Quarterly Report on Form 10Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

If our new tuition payment plan for our FNP program materially reduces our enrollments, USU’s future results of operations and cash flow may be materially and adversely affected.

Effective October 1, 2019 we are requiring new FNP students at USU to find third party financing for the second year of the program rather than using the monthly payment plan as they are permitted for the first year. Because of the income that FNP students generally have, we do not anticipate a material reduction in enrollments. If our expectations are incorrect, our future revenues and cash flows at USU may be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2019, in order to correct certain errors in a third party software system used to track stock options, the Company granted two former directors a total of 25,000 shares of common stock. The award was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

September 9, 2019	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

September 9, 2019	By:	/s/ Joseph Sevely
Joseph Sevely
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Securities Purchase Agreement, dated as of July 19, 2018, by and between Aspen Group, Inc. and ESL	8-K	7/19/18	10.1
10.2	Form of Term Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.1
10.3	Form of Loan Agreement, dated March 6, 2019	10-Q	3/11/19	10.2
10.4	Form of Intercreditor Agreement, dated March 6, 2019	10-Q	3/11/19	10.3
10.5	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019	10-Q	3/11/19	10.4
10.6	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.5
10.7	Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	10/31/18	Annex A
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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