Form 10-Q
period 2019-10-31
ASPEN GROUP, INC.
filed 2019-12-10
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of December 6, 2019
Common Stock, $0.001 par value per share	19,131,899 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$6,472,417	$9,519,352
Restricted cash	454,288	448,400
Accounts receivable, net of allowance of $1,892,318 and $1,247,031, respectively	12,813,517	10,656,470
Prepaid expenses	788,929	410,745
Other receivables	312	2,145
Other current assets	172,507	—
Total current assets	20,701,970	21,037,112

Property and equipment:
Call center equipment	270,010	193,774
Computer and office equipment	345,241	327,621
Furniture and fixtures	1,484,930	1,381,271
Software	5,178,944	4,314,198
	7,279,125	6,216,864
Less accumulated depreciation and amortization	(2,296,365)	(1,825,524)
Total property and equipment, net	4,982,760	4,391,340
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,991,667	8,541,667
Courseware, net	135,446	161,930
Accounts receivable, secured - net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	5,490,733	3,085,243
Debt issue cost, net	250,569	300,824
Right of use lease asset	7,953,283	—
Deposits and other assets	324,950	629,626

Total assets	$52,888,139	$43,204,503
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31, 2019	April 30, 2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,187,748	$1,699,221
Accrued expenses	739,661	651,418
Deferred revenue	5,509,861	2,456,865
Refunds due students	1,902,211	1,174,501
Deferred rent, current portion	—	47,436
Convertible note payable	50,000	50,000
Senior secured loan payable, net of discount of $218,030 at October 31, 2019	9,781,970	—
Operating lease obligations, current portion	1,509,429	—
Other current liabilities	28,605	270,786
Total current liabilities	20,709,485	6,350,227

Senior secured loan payable, net of discount of $353,328 at April 30, 2019	—	9,646,672
Operating lease obligations	6,443,854	—
Deferred rent	767,710	746,176
Total liabilities	27,921,049	16,743,075

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding at October 31, 2019 and April 30, 2019	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized
19,142,316 issued and 19,125,649 outstanding at October 31, 2019
18,665,551 issued and 18,648,884 outstanding at April 30, 2019	19,142	18,666
Additional paid-in capital	69,781,363	68,562,727
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(44,763,415)	(42,049,965)
Total stockholders’ equity	24,967,090	26,461,428

Total liabilities and stockholders’ equity	$52,888,139	$43,204,503

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues	$12,085,965	$8,095,344	$22,443,947	$15,316,649

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,188,056	3,835,515	8,541,114	7,587,907
General and administrative	7,601,459	6,210,411	14,638,609	12,034,543
Depreciation and amortization	628,225	524,067	1,234,799	1,022,172
Total operating expenses	12,417,740	10,569,993	24,414,522	20,644,622

Operating loss	(331,775)	(2,474,649)	(1,970,575)	(5,327,973)

Other income (expense)
Other income	132,567	41,493	155,369	97,894
Interest expense	(428,960)	(41,922)	(852,649)	(82,275)
Total other income/(expense), net	(296,393)	(429)	(697,280)	15,619

Loss before income taxes	(628,168)	(2,475,078)	(2,667,855)	(5,312,354)

Income tax expense	10,000	—	45,595	—

Net loss	$(638,168)	$(2,475,078)	$(2,713,450)	$(5,312,354)

Net loss per share allocable to common stockholders - basic and diluted	$(0.03)	$(0.13)	$(0.14)	$(0.29)

Weighted average number of common stock outstanding - basic and diluted	18,985,371	18,335,413	18,859,344	18,326,621

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2019	18,913,527	$18,914	$69,146,123	$(70,000)	$(44,125,247)	$24,969,790

Stock-based compensation	—	—	391,067	—	—	391,067
Common stock issued for cashless stock options exercised	80,313	80	(80)	—	—	—
Common stock issued for stock options exercised for cash	90,950	90	192,432	—	—	192,522
Common stock issued for cashless warrant exercise	57,526	58	(58)	—	—	—
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Amortization of restricted stock issued for services	—	—	42,754	—	—	42,754
Net loss	—	—	—	—	(638,168)	(638,168)
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2018	18,341,440	$18,341	$66,744,959	$(70,000)	$(35,609,024)	$31,084,276

Stock-based compensation	—	—	305,315	—	—	305,315
Common stock issued for cashless stock options exercised	25,534	26	(26)	—	—	—
Common stock issued for stock options exercised for cash	24,118	24	52,261	—	—	52,285
Net loss	—	—	—	—	(2,475,078)	(2,475,078)
Balance at October 31, 2018	18,391,092	$18,391	$67,102,509	$(70,000)	$(38,084,102)	$28,966,798

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Six Months Ended October 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428

Stock-based compensation	—	—	889,484	—	—	889,484
Common stock issued for cashless stock options exercised	182,207	182	(182)	—	—	—
Common stock issued for stock options exercised for cash	112,826	113	237,600	—	—	237,713
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost	—	—	18,565	—	—	18,565
Amortization of restricted stock issued for services	—	—	73,350	—	—	73,350
Restricted Stock Issued for Services, subject to vesting	104,803	104	(104)	—	—	—
Net loss	—	—	—	—	(2,713,450)	(2,713,450)
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591

Stock-based compensation	—	—	515,291	—	—	515,291
Common stock issued for cashless stock options exercised	30,764	31	(31)	—	—	—
Common stock issued for stock options exercised for cash	26,807	26	60,076	—	—	60,102
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss	—	—	—	—	(5,312,354)	(5,312,354)
Balance at October 31, 2018	18,391,092	$18,391	$67,102,509	$(70,000)	$(38,084,102)	$28,966,798

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,713,450)	$(5,312,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	648,658	292,889
Depreciation and amortization	1,234,799	1,022,172
Stock-based compensation	889,484	515,291
Warrants issued for services	18,565	—
Loss on asset disposition	3,918	—
Amortization of debt discounts	135,298	—
Amortization of debt issue costs	50,255	—
Amortization of prepaid shares for services	—	8,285
Non-cash payments to investor relations firm	73,350	—
Changes in operating assets and liabilities:
Accounts receivable	(5,211,195)	(4,028,143)
Prepaid expenses	(378,184)	(238,951)
Other receivables	1,833	179,196
Other current assets	(172,507)	—
Other assets	304,676	(20,846)
Accounts payable	(511,473)	(601,225)
Accrued expenses	88,243	72,737
Deferred rent	(25,902)	453,880
Refunds due students	727,710	366,098
Deferred revenue	3,052,996	1,631,170
Other liabilities	(242,181)	172,378
Net cash used in operating activities	(2,025,107)	(5,487,423)

Cash flows from investing activities:
Purchases of courseware and accreditation	(9,575)	(85,821)
Purchases of property and equipment	(1,244,078)	(1,345,777)
Net cash used in investing activities	(1,253,653)	(1,431,598)

Cash flows from financing activities:
Disbursements for equity offering costs	—	(29,832)
Proceeds of stock options exercised and warrants exercised	237,713	60,102
Purchase of treasury stock, net of broker fees	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	7,370,000
Net cash provided by financing activities	237,713	30,270

Net (decrease) in cash and cash equivalents	(3,041,047)	(6,888,751)
Cash, restricted cash, and cash equivalents at beginning of period	9,967,752	14,803,065
Cash and cash equivalents at end of period	$6,926,705	$7,914,314

Supplemental disclosure cash flow information
Cash paid for interest	$652,121	$—
Cash paid for income taxes	$49,595	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$178,447	$—
Right-of-use lease asset offset against operating lease obligations	$7,469,167	$—
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the same such amounts shown in the unaudited consolidated statements of cash flows:

	Six Months Ended October 31,
	2019	2018
Cash	$6,472,417	$7,723,808
Restricted cash	454,288	190,506
Total cash and restricted cash	$6,926,705	$7,914,314
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

Note 1. Nature of Operations and Liquidity
Overview
Aspen Group, Inc. (together with its subsidiaries, the “Company,” “Aspen,” or “AGI”) is a holding company, which has three subsidiaries. They are Aspen University Inc. (“Aspen University”) organized in 1987, Aspen Nursing, Inc. (“ANI”) (a subsidiary of Aspen University) formed in October 2018 and United States University, Inc. (“USU”) formed in May 2017. USU was the vehicle we used to acquire United States University on December 1, 2017. (See Note 4). When we refer to USU in this Report, we refer to either the online university which has operated under the name United States University or our subsidiary which operates this university, as the context implies.
AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession, currently 83% of all students across both universities are degree-seeking nursing students.
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
Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2019 and 2018, our cash flows for the six months ended October 31, 2019 and 2018, and our financial position as of October 31, 2019 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
Liquidity
At October 31, 2019, the Company had a cash balance of $6,472,417 with an additional $454,288 in restricted cash.
On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loans for an additional 12 months subject to paying a 1% one-time extension fee. (See Note 6)
During the six months ended October 31, 2019 the Company used net cash of $3,041,047, which included using $2,025,107 in operating activities.
Note 2. Significant Accounting Policies
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, estimates of the fair value of assets acquired and liabilities assumed in a business combination, amortization periods and valuation of courseware, intangibles and software development costs, estimates of the valuation of initial right of use ("ROU") assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash
For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2019 and April 30, 2019.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2019.
As of October 31, 2019 and April 30, 2019, the Company maintained deposits totaling $6,352,050 and $9,359,208, respectively, held in two separate institutions.
Restricted cash was $454,288 as of October 31, 2019 and consisted of $122,262 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease. Also, included was $71,932 and an additional $260,094, which was collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds as required by DOE in connection with the change of control of USU. Restricted cash as of April 30, 2019 was $448,400.
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
October 31, 2019
(Unaudited)

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
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 66% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen may have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned, and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.
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
Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note 8)

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At October 31, 2019 and April 30, 2019, those balances were $5,490,733 and $3,085,243, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
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
October 31, 2019
(Unaudited)

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
The Company implemented ASU 2016-2 as of May 1, 2019.  There were no material changes to our unaudited consolidated financial statements other than additional assets and off-setting liabilities.
In February 2016, the Financial Accounting Standards Board, of FASB, issued Accounting Standards Update, or ASU, No. 2016-2, Leases (Topic 842).  This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets with a corresponding lease liability, along with disclosing certain key information about leasing arrangements. The Company adopted the standard effective May 1, 2019 using the cumulative effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company adopted the following practical expedients and elected the following accounting policies related to this standard:
•Carry forward of historical lease classification;
•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and
•Not separate lease and non-lease components for office space and campus leases.
The adoption of this standard resulted in the recognition of an initial operating lease right-of-use assets (“ROU’s”) and corresponding lease liabilities of approximately $8.8 million, on the unaudited Consolidated Balance Sheet as of May 1, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Additionally, the standard did not materially impact the Company's unaudited consolidated statements of cash flows.
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
October 31, 2019
(Unaudited)

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
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. For the three and six months ended October 31, 2019, total marketing and promotional costs was $2,006,989 and $4,216,227, respectively. For the six months ended October 31, 2018, total marketing and promotional costs was $2,248,611 and $4,436,067, respectively.
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
October 31, 2019
(Unaudited)

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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company has early adopted ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.
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
Net Loss Per Share
Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 3,021,131 and 3,435,616 shares of common stock, warrants to purchase 566,223 and 650,847 shares of common stock, unvested restricted stock of 69,672 and 0, and 50,000 and 50,000 of convertible debt (convertible into 4,167 and 4,167 shares of common stock) were outstanding at October 31, 2019 and October 31, 2018, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
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
Recent Accounting Pronouncements
Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after October 31, 2019, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at October 31, 2019 and April 30, 2019:

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

	October 31, 2019	April 30, 2019
Call center hardware	$270,010	$193,774
Computer and office equipment	345,241	327,621
Furniture and fixtures	1,484,930	1,381,271
Software	5,178,944	4,314,198
	7,279,125	6,216,864
Accumulated depreciation	(2,296,365)	(1,825,524)
Property and equipment, net	$4,982,760	$4,391,340
Software consisted of the following at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
Software	$5,178,944	$4,314,198
Accumulated depreciation	(1,645,950)	(1,351,193)
Software, net	$3,532,994	$2,963,005
Depreciation expense and amortization for all Property and Equipment as well as the portion for just software is presented below for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Depreciation and amortization expense	$332,212	$233,109	$648,740	$440,841

Software amortization expense	$242,797	$160,666	$463,250	$304,440
The following is a schedule of estimated future amortization expense of software at October 31, 2019:

Future Expense
2020	$507,808
2021	960,396
2022	870,922
2023	710,683
2024	421,401
Thereafter	61,784
Total	$3,532,994

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
October 31, 2019
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
We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for six months ended October 31, 2019 and for the year ended April 30, 2019 were $550,000 and $1,100,000, respectively.
Intangible assets consisted of the following at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(2,108,333)	(1,558,333)
Net intangible assets	$7,991,667	$8,541,667

Note 5. Courseware and Accreditation
Courseware costs capitalized were $7,325 for the six months ended October 31, 2019 and $34,422 for the year ended April 30, 2019. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware consisted of the following at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
Courseware	$283,538	$325,987
Accreditation	59,350	57,100
Accumulated amortization	(207,442)	(221,157)
Courseware, net	$135,446	$161,930
The Company had capitalized accreditation costs of $2,250 and $57,100 for the six months ended October 31, 2019 and year ended April 30, 2019, respectively.
Amortization expense of courseware for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Amortization expense	$16,917	$15,960	$36,059	$31,331

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

The following is a schedule of estimated future amortization expense of courseware at October 31, 2019:

Future Expense
2020 (remaining)	$28,824
2021	38,560
2022	30,673
2023	25,133
2024	12,256
Thereafter	—
Total	$135,446

Note 6. Debt
Convertible Note
On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into shares of common stock of the Company at the conversion price of $12.00 per share (taking into account the one-for-12 reverse stock split of the Company’s common stock). The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common stock on the note issue date. This loan (now a convertible promissory note) was due in February 2014. The amount due under this note has been reserved for payment upon the note being tendered to the Company by the note holder. However, this $50,000 note is derived from $200,000 of loans made to Aspen University prior to 2011. No disclosure was made of these loans in connection with the merger of Aspen University and EGC, the acquisition vehicle led by Michael Mathews, the Company’s current Chairman and Chief Executive Officer. The bankruptcy judge in the HEMG bankruptcy proceedings has recently ruled that the Company may pursue remedies for these undisclosed loans.
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
Pursuant to the terms of the Credit Facility Agreement, the Company paid to the Foundation a $100,000 one-time upfront Facility fee. The Company also is paying the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of October 31, 2019, the Company has not borrowed any sum under the Facility.
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
October 31, 2019
(Unaudited)

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
The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of October 31, 2019 and April 30, 2019, we had no shares of preferred stock issued and outstanding.
Common Stock
The Company is authorized to issue 40,000,000 shares of common stock.
During the three months ended October 31, 2019, the Company issued 80,313 shares of common stock upon the cashless exercise of stock options.
During the three months ended October 31, 2019, the Company issued 57,526 shares of common stock upon the cashless exercise of 121,070 warrants.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

During the three months ended October 31, 2019, the Company issued 90,950 shares of common stock upon the exercise of stock options for cash and received proceeds of $192,522.
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
Restricted Stock
There were 69,672 unvested shares of restricted common stock outstanding at October 31, 2019. Total unrecognized compensation expense related to the unvested restricted stock as of October 31, 2019 amounted to approximately $249,000 which will be amortized over the remaining vesting periods.
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
During fiscal 2019, the Company granted 25,000 shares to its investor relations firm, of which 5,000 were vested with the balance vesting quarterly over one year, subject to continued service. The total value was $122,250 which is being recognized over the service period.
The Board approved a grant of 25,000 shares of restricted stock to the then Chief Financial Officer in September 2018. The stock vests over 36 months and the stock price was $7.15 on the date of the grant. The value of the compensation was approximately $180,000 and is being recognized over 36 months. See Note 11 for further information concerning the resignation of the former Chief Financial Officer and modification of the vesting.
On December 24, 2018, the Company granted a total of 24,672 shares to certain directors with a value of $126,320 which is being recognized over 36 months.
Warrants
A summary of the Company’s warrant activity during the six months ended October 31, 2019 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	731,152	$5.28	3.29	$413,296
Granted	—	—	—	—
Exercised	(164,929)	$2.05	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2019	566,223	$6.22	3.66	$154,820

Exercisable, October 31, 2019	516,223	$6.35	3.59	$86,820

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

ALL WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants

$4.89	$4.89	50,000	$4.89	4.70	—

$5.85	$5.85	92,049	$5.85	4.27	92,049

$6.00	$6.00	200,000	$6.00	4.60	200,000

$6.87	$6.87	224,174	$6.87	2.99	224,174

		566,223			516,223
On August 17, 2019 an investor elected a cashless exercise of 13,542 warrants, receiving 6,271 shares. On August 20, 2019 two investors elected cashless exercises of 18,818 and 88,710 warrants, receiving 8,970 and 42,285 shares, respectively.
On June 3, 2019, a former director elected a cashless exercise of 21,930 warrants, receiving 9,806 shares. On June 7, 2019, the Chief Executive Officer elected a cashless exercise for the same amount receiving 9,597 shares.
Stock Incentive Plan and Stock Option Grants to Employees and Directors
On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units ("RSUs") to employees, consultants, officers and directors. As of October 31, 2019, there were 180,434 shares remaining available for future issuance under the 2012 Plan.
On December 13, 2018, the stockholders of the Company approved the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors. As of October 31, 2019, there were 13,852 shares remaining available for future issuance under the 2018 Plan. At the annual meeting of shareholders scheduled for December 30, 2019, the Company is seeking shareholder approval to increase the number of shares available for grant from 500,000 to 1,100,000.
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

	October 31, 2019	April 30, 2019
Expected life (years)	3.5	3.5
Expected volatility	46.0%	50.1%
Risk-free interest rate	1.67%	2.63%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a
The Company utilized the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

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
A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2019, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	3,408,154	$4.44	2.90	$6,880,644
Granted	89,000	4.03	—	—
Exercised	(453,660)	2.20	—	—
Forfeited	(22,363)	5.92	—	—
Expired	—	—	—	—
Balance Outstanding, October 31, 2019	3,021,131	$4.57	2.90	$6,880,644

Exercisable, October 31, 2019	1,902,579	$3.78	1.86	$7,545,471

ALL OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options

$1.57 to $2.10	$1.99	600,115	$1.99	1.18	600,115

$2.28 to $2.76	$2.31	392,780	$2.29	0.87	400,486

$3.24 to $4.38	$3.90	358,388	$3.93	2.00	235,904

$4.50 to $5.20	$4.93	711,459	$4.90	2.53	336,611

$5.95 to $6.28	$6.07	80,417	$6.13	2.68	36,806

$7.17 to $7.55	$7.39	660,972	$7.39	3.73	220,324

$8.57 to $9.07	$8.98	217,000	$8.98	3.44	72,333

Options only		3,021,131			1,902,579
On August 1, 2019, the Company granted 59,000 options to 26 employees who had been hired during the first quarter ended July 31, 2019. The fair value of these options was approximately $83,000 and will be recognized over 36 month. The exercise price is $3.99.
Effective May 13, 2019, the Company granted a total of 30,000 five years non-qualified stock options to certain former directors exercisable at $4.12 per share.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

For the three and six months ended October 31, 2019, the Company recorded compensation expense of $492,130 and $990,547, respectively, in connection with stock options and restricted stock grants. For the three months ended October 31, 2019, the Company recorded stock based compensation expense related to the executive officer target bonus plan of $101,063.
As of October 31, 2019, there was approximately $1,300,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The following table represents our revenues disaggregated by the nature and timing of services:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Tuition - recognized over period of instruction	$10,807,131	$7,442,392	$20,098,083	$14,076,232
Course fees - recognized over period of instruction	1,119,259	539,665	2,045,213	1,000,876
Book fees - recognized at a point in time	20,631	26,251	41,416	50,465
Exam fees - recognized at a point in time	55,415	43,600	115,515	95,840
Service fees - recognized at a point in time	83,529	43,436	143,720	93,236

	$12,085,965	$8,095,344	$22,443,947	$15,316,649
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at October 31, 2019 was $5,509,861 which is future revenue that has not yet been earned for courses in progress. The Company has $1,902,211 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.
Of the total revenue earned during the three and six months ended October 31, 2019, approximately $2.7 million and $2.5 million, respectively, came from revenues which were deferred at July 31, 2019 and April 30, 2019.
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
October 31, 2019
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
The Company had revenues from students outside the United States representing 1.32% and 1.70% of the revenues for the six months ended October 31, 2019 and 2018, respectively.
Note 9. Leases
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating Lease Assets, net, and Operating Lease Liabilities, Current and Long-term on the unaudited Consolidated Balance Sheet at October 31, 2019.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six month period ended October 31, 2019 was $669,459 and $1,245,880, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2019.

Maturity of Lease Obligations	Lease Payments
2020 (remaining)	$1,140,612
2021	2,293,382
2022	2,225,348
2023	1,663,434
2024	1,474,175
2025	1,134,718
2026 and beyond	779,287
Total future minimum lease payments	10,710,956
Less imputed interest	(2,757,673)
Present value of operating lease obligations	$7,953,283

Balance Sheet Classification
Operating lease obligations, current	$1,509,429
Operating lease obligations, long-term	6,443,854
Total operating lease obligations	$7,953,283

Other Information
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	12.06%

Cash Flows
An initial right of use asset of approximately $8.8 million was recognized as a non-cash asset addition with the adoption of the standard. There were no additional right of use assets recognized as non-cash asset additions during the quarter ended October 31, 2019. Cash paid for amounts included in the present value of operating lease obligations at adoption and for the three and six months ended October 31, 2019 was $0.6 million and $1.1 million, respectively, and is included in operating cash flows.
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
October 31, 2019
(Unaudited)

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
Note 11. Subsequent Events
Effective December 1, 2019, the Company appointed Frank J. Cotroneo Chief Financial Officer and Robert Alessi Chief Accounting Officer. Mr. Cotroneo is a director and was Chairman of the Audit Committee until he resigned from the Audit Committee in conjunction with his appointment. Mr. Alessi was Vice President and Controller until his promotion. Effective December 2, 2019, Mr. Cotroneo entered into an Employment Agreement with the Company, and effective December 1, 2019, Mr. Alessi entered into an Employment Agreement with the Company. Mr. Cotroneo received a grant of 100,000 RSUs vesting annually over three years subject to continued employment; the Company vested 15,000 RSUs Mr. Cotroneo previously received in November 2019 for Audit Committee service. Mr. Alessi received a grant of 20,000 RSUs vesting annually over three years subject to continued employment. The former Chief Financial Officer, Joseph Sevely, resigned on November 30, 2019. The Company agreed to pay him a six month severance or $150,000 payable on December 15, 2019, fully vested 25,000 shares of restricted stock issued to Mr. Sevely in September 2018 (only one-third of which was vested) and also issued Mr. Sevely 25,000 vested shares of common stock.
In November 2019, the Company issued 26,050 RSUs to 52 employees vesting over three years subject to continued employment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K for the year ended April 30, 2019 and the Quarterly Report on Form 10-Q for the three months ended July 31, 2019 each as filed with the Securities and Exchange Commission (the “SEC”).
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
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University (“USU”), to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of October 31, 2019, 8,904 of 10,718 or 83% of all students across both universities are degree-seeking nursing students.
In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). Aspen University's monthly payment plan offers online associate and bachelor students the opportunity to pay their tuition and fees at $250/month, online master’s students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
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
Monthly Payment Programs Overview
AGI offers two monthly payment programs:
•a monthly payment plan in which students make payments every month over a fixed period depending on the degree program; and
•a monthly installment plan in which students pay three monthly installments (day 1, day 31 and day 61 after the start of each course).

Aspen University students paying tuition and fees through a monthly payment method grew by 17% year-over-year, from 5,074 to 5,927. Those 5,927 students paying through a monthly payment method represent 66% of Aspen University’s total active student body. Aspen University’s monthly payment plan students currently deliver monthly recurring tuition cash payments exceeding $1,300,000.

USU students paying tuition and fees through a monthly payment method grew from 1,053 to 1,101 students sequentially. Those 1,101 students paying through a monthly payment method represent 65% of USU’s total active student body. USU’s monthly payment plan students currently deliver monthly recurring tuition cash payments exceeding $300,000.

Note that during fiscal Q2, Aspen University tested changing its monthly payment amounts for bachelorette- and master-level programs from $250 to $300 and $325 to $350, respectively. The cost per lead rose materially during the two week test period, so the Company reverted back to advertising the original payment amounts per month immediately thereafter and lead costs returned to their original levels. No changes to Aspen’s original payment amounts per month (first introduced in 2014) are planned in the future.
AGI Student Population Overview
AGI’s overall active student body (including both Aspen University and USU) grew 35% year-over-year from 7,950 to 10,718 students. Active student body is comprised of active degree-seeking students, enrolled in a course during the quarter covered by this Form 10-Q or are registered for an upcoming course.
Aspen University’s total active degree-seeking student body grew 27% year-over-year from 7,107 to 9,016 students. Aspen University’s School of Nursing grew 34% year-over-year, from 5,466 to 7,299 active students, which includes 1,051 active students in the BSN Pre-Licensure program in Phoenix, Arizona. Specifically, Aspen’s BSN Pre-Licensure program active student body grew sequentially by 57%, from 670 to 1,051 students, as a result of now having two campuses open in Phoenix, AZ.

USU’s total active student body grew year-over-year from 843 to 1,702, or 102%, and sequentially from 1,491 to 1,702, or a sequential increase of 14%. USU’s MSN-FNP active student body grew sequentially from 1,294 to 1,463, or a sequential increase of 13%. USU’s MSN-FNP program now represents 86% of USU’s active student body.

AGI’s overall active student body (including both Aspen University and USU) grew 35% year-over-year from 7,950 to 10,718 students as of October 31, 2019, and students seeking nursing degrees were 8,904 or 83% of total students at both universities.
AGI New Student Enrollments
AGI delivered a company record 2,217 new student enrollments for the fiscal quarter ended October 31, 2019 (the “Fiscal 2020 Q2”), a 15% sequential enrollment increase and an increase of 42% year-over-year.
Aspen University accounted for 1,823 new student enrollments (including 190 Doctoral enrollments and 437 Pre-licensure BSN AZ campus enrollments), delivering overall enrollment growth at Aspen University of 41% year-over-year.  Enrollment growth at Aspen University was highlighted by the Doctoral unit increasing by 43% and the Pre-Licensure BSN unit increasing by 667% year-over-year. Enrollment efforts remained focused on the highest expected return businesses as management increased the number of enrollment advisors (the “EA”)dedicated to Aspen’s Doctoral and Pre-Licensure units during the quarter.  In addition, our Aspen Nursing + Other Unit experienced an increase in the number of enrollments per EA and cost per enrollment declined.  As a result of this increased efficiency, Aspen’s Nursing + Other unit grew enrollments by 8% year-over-year.
USU accounted for 394 new student enrollments (primarily FNP enrollments), a 45% enrollment increase year-over-year.
Below is a table reflecting unconditional acceptance new student enrollments for the past five quarters:

	New Student Enrollments					EAs*	Enrolls/ Month/EA
	Q2’19	Q3’19	Q4’19	Q1’20	Q2’20
Aspen (Nursing + Other)	1,104	895	944	941	1,196	47	8.5
Aspen (Doctoral)	133	120	113	198	190	8	7.9
USU (FNP + Other)	271	251	317	514	394	18	7.3
Aspen (Pre-Licensure BSN, AZ Campuses)	57	97	186	276	437	8	18.2
Total	1,565	1,363	1,560	1,929	2,217	81
*The EAs reflect the number at quarter end Q2’20.

Marketing Efficiency Ratio (MER) Analysis
AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Marketing Efficiency Ratio (MER) =	Revenue per Enrollment (RPE)
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
The current Marketing Efficiency Ratio (MER = revenue-per-enrollment or LTV/cost-per-enrollment or CAC) for our four degree units is reflected in the below table:

	Enrollments	Cost-of- Enrollment[1]	LTV		MER
Aspen (Nursing + Other)	1,196	$1,061	$7,350		6.9X
Aspen (Doctoral)	190	$943	$12,600		13.4X
USU (FNP + Other)	394	$862	$17,820	1	20.7X
Aspen (Pre-Licensure BSN, AZ)	437	$336	$30,000	2	89.3X
_____________________
1Based on 6-month rolling average
2LTV for USU’s MSN-FNP Program
The improved MER results were driven by declining cost of enrollment.  Compared to the previous quarter the weighted average cost of enrollment declined 25%, as the cost of enrollment declined for each program.

	Q2’20 Enrollments	Q2’20 Cost of Enrollment [1]	Q1’20 Enrollments	Q1’20 Cost of Enrollment [1]	Percent Change
Aspen (Nursing + Other)	1,196	$1,061	941	$1,231	-14%
Aspen (Doctoral)	190	$943	198	$1,987	-53%
USU (FNP + Other)	394	$862	514	$1,078	-20%
Aspen (Pre-Licensure BSN, AZ)	437	$336	276	$478	-30%
Total / Weighted Average	2,217	$873	1,929	$1,160	-25%
_____________________
1Based on 6-month rolling average
Bookings Analysis
On a year-over-year basis, fiscal Q2’20 bookings increased 92%, from $16.3 million to $31.3 million, delivering an average revenue per enrollment (APRU) increase of 35%, from $10,434 to $14,125.

	Lifetime Value (LTV) Per Enrollment	Q2'2019 Enrollments	Q2'2019 Bookings*	Q2'2020 Enrollments	Q2'2020 Bookings*
AU Online (Nursing + Other) Unit	$7,350	1,104	$8,114,400	1,196	$8,790,600
AU (Doctoral) Unit	$12,600	133	$1,675,800	190	$2,394,000
AU (Pre-Licensure BSN) Unit	$30,000	57	$1,710,000	437	$13,110,000
USU (FNP + Other) Unit	$17,820	271	$4,829,220	394	$7,021,080
Total		1,565	$16,329,420	2,217	$31,315,680
ARPU			$10,434		$14,125
_____________________
*Note: “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit.
ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM
In July 2018, Aspen University through ANI began offering its Pre-Licensure Bachelor of Science in Nursing (BSN) degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metro area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, AGI entered into a memorandum of understanding to open a second campus in the Phoenix metro area in partnership with HonorHealth. The initial semester at HonorHealth began in September 2019.
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
New student enrollments for Aspen University’s Pre-Licensure BSN program increased from 276 to 437, or 58% sequentially. Aspen University ended the fiscal second quarter with 1,051 active students in its Pre-Licensure BSN program.
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
ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $18,304,250 at October 31, 2019. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.
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
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them. Aspen University students paying tuition and fees through a monthly payment method grew by 17% year-over-year, from 5,074 to 5,927. Those 5,927 students paying through a monthly payment method represent 66% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 1,053 to 1,101 students sequentially. Those 1,101 students paying through a monthly payment method represent 65% of USU’s total active student body.
Relationship Between Accounts Receivable and Revenue
The gross accounts receivable balance for any period is the net effect of the following three factors:
1.Revenue;
2.Cash receipts; and
3.The net change in deferred revenue.
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
AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees.  At October 31, 2019, the allowance for doubtful accounts was $1,892,318 which represents 9% of the gross accounts receivable balance of $20,196,568, the sum of both short-term and long-term receivables.
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
As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $3,085,243 at April 30, 2019 to $5,490,733 at October 31, 2019. The primary component consist of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.
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

Results of Operations
For the Quarter Ended October 31, 2019 (Fiscal 2020 Q2) Compared with the Quarter Ended October 31, 2018 (Fiscal 2019 Q2)
Revenues
Revenue from operations for the Fiscal 2020 Q2 increased to $12,085,965 from $8,095,344 for the Fiscal 2019 Q2, an increase of $3,990,621 or 49%. The increase was primarily due to enrollment growth in the degree programs with the highest lifetime value (LTV). By focusing our marketing spend on delivering enrollment growth in the degree programs with the highest lifetime value (LTV), we increased our average revenue per enrollment (or ARPU) by 35%. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in the Fiscal 2020 Q2 increased 35% year-over-year. Aspen University's traditional post-licensure online nursing + other business unit contributed 61% of total Company revenue in the Fiscal 2020 Q2, while Aspen University’s Pre-Licensure BSN program delivered approximately 12% of the Company’s revenues in the Fiscal 2020 Q2. Finally, USU contributed approximately 27% of the total revenues for the Fiscal 2020 Q2.

The Company now expects annual revenue growth to meet or exceed 41% for the full fiscal year 2020.
Cost of Revenues (exclusive of amortization)
The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services for Fiscal 2020 Q2 increased to $2,181,067 or 18% of revenues from $1,586,904 or 20% of revenues for the Fiscal 2019 Q2, an increase of $594,163 or 37%. The increase was primarily due to the increase in the number of class starts year-over-year.
Aspen University instructional costs and services represented 16% of Aspen University revenues for the Fiscal 2020 Q2, while USU instructional costs and services equaled 23% of USU revenues during the Fiscal 2020 Q2.
Marketing and Promotional
Marketing and promotional costs for the Fiscal 2020 Q2 were $2,006,989 or 17% of revenues compared to $2,248,611 or 28% of revenues for the Fiscal 2019 Q2, a decrease of $241,622 or (11%).
Aspen University marketing and promotional costs represented 16% of Aspen University revenues for the Fiscal 2020 Q2, while USU marketing and promotional costs equaled 11% of USU revenues for the Fiscal 2020 Q2.
AGI corporate marketing expenses equaled $247,904 for the Fiscal 2020 Q2 compared to $205,969 for the Fiscal 2019 Q2, an increase of $41,936 or 20%.
Gross profit rose to 63% of revenues or $7,638,195 for the Fiscal 2020 Q2 from 50% of revenues, or $4,083,951 for the Fiscal 2019 Q2, an increase of 87% year over year.
Aspen University gross profit represented 65% of Aspen University revenues for the Fiscal 2020 Q2, while USU gross profit equaled 67% of USU revenues during the Fiscal 2020 Q2.
Costs and Expenses
General and Administrative
General and administrative costs for the Fiscal 2020 Q2 were $7,601,459 or 63% of revenues compared to $6,210,411 or 77% of revenues during the Fiscal 2019 Q2, an increase of $1,391,048, or 22%. The increase in expense is consistent with our long term expectations that general and administrative costs will grow at approximately half the rate of revenues. There is a portion of these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.
Aspen University general and administrative costs which are included in the above amount represented 44% of Aspen University revenues for the Fiscal 2020 Q2, while USU general and administrative costs equaled 56% of USU revenues for the Fiscal 2020 Q2.
AGI’s general and administrative costs for the Fiscal 2020 Q2 and Fiscal 2019 Q2 are included in the above amounts equaled $1,909,085 and $1,534,166, respectively, include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).
Depreciation and Amortization
Depreciation and amortization costs for the Fiscal 2020 Q2 increased to $628,225 from $524,067 for the Fiscal 2019 Q2, an increase of $104,158, or 20%. The increase in depreciation expense is mainly due to additional investment in company developed software. Moreover, AGI has made capital investments in the Phoenix campuses and will invest in other campus locations that will cause depreciation expense to continue to increase in the near future.
Other Income (Expense)

Other income/(expense), net for the Fiscal 2020 Q2 decreased to $(296,393) from $(429) in the Fiscal 2019 Q2, a decrease of $(295,964), or (2,598)%. The decrease is primarily due to amortization of original issue discount and interest on our debt.
Income Taxes
Income taxes expense for the Fiscal 2020 Q2 was $10,000 compared to $0 in the Fiscal 2019 Q2. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either quarter.
Operating Income and Loss
The Company reported an operating loss of $(331,775) during the Fiscal 2020 Q2 as compared to $(2,474,649) for the Fiscal 2019 Q2, a decrease in the loss of $2,142,874, or 87% improvement.
Aspen University generated approximately $1.8 million of operating income for the Fiscal 2020 Q2. Note that Aspen’s Pre-Licensure BSN program accounted for $0.5 million of the $1.8 million operating income generated at Aspen University, becoming the highest margin unit of the Company. USU generated $34,420 of operating income during the Fiscal 2020 Q2, while AGI corporate incurred approximately $(2.2) million of operating expenses for the Fiscal 2020 Q2.
Net Loss
Net loss applicable to stockholders was $(638,168), or net loss per share of $(0.03) for the Fiscal 2020 Q2 as compared to $(2,475,078) for the Fiscal 2019 Q2, a decrease in the loss of $1,836,910, or 74% improvement.
For the Six Months Ended October 31, 2019 (Fiscal Year 2020 Q2) Compared with the Six Months Ended October 31, 2018 (Fiscal Year 2019 Q2)
Revenues
Revenues from operations for the six months ended October 31, 2019 increased to $22,443,947 from $15,316,649 for the six months ended October 31, 2018, an increase of $7,127,298 or 47%.
Aspen University’s revenues contributed 74% to total revenue and increased $4,030,066 to $16,547,521 from $12,517,455. USU revenues increased $3,097,232 or 111% from $2,799,194 to $5,896,426.
Cost of Revenues (exclusive of amortization)
The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services for six months ended October 31, 2019 increased to $4,324,886 or 19% of revenues from $3,151,840 or 21% of revenues for the six months ended October 31, 2018, an increase of $1,173,046 or 37%. The increase was primarily due to the increase in the number of class starts year-over-year.
Aspen University instructional costs and services represented 17% of Aspen University revenues for the six months ended October 31, 2019, while USU instructional costs and services equaled 25% of USU revenues over the same period.
Marketing and Promotional
Marketing and promotional costs for the six months ended October 31, 2019 were $4,216,228 or 19% of revenues compared to $4,436,067 or 29% of revenues for the six months ended October 31, 2018, a decrease of $219,839 or (5%).
Aspen University marketing and promotional costs represented 18% of Aspen University revenues for the six months ended October 31, 2019, while USU marketing and promotional costs equaled 14% of USU revenues for the same period.
AGI corporate marketing expenses equaled $476,136 for the six months ended October 31, 2019 compared to $432,054 for the six months ended October 31, 2018, an increase of $44,082 or 10%.

Gross profit rose to 60% of revenues or $13,403,524 for the six months ended October 31, 2019 from 48% of revenues, or $7,393,719 for the six months ended October 31, 2018, an increase of 81% year over year.
Aspen University gross profit represented 62% of Aspen University revenues for the six months ended October 31, 2019, while USU gross profit equaled 61% of USU revenues during the same period.
Costs and Expenses
General and Administrative
General and administrative costs for the six months ended October 31, 2019 were $14,638,609 or 65% of revenues compared to $12,034,543 or 79% of revenues during the six months ended October 31, 2018, an increase of $2,604,066, or 22%. The increase in expense is consistent with our long term expectations that general and administrative costs will grow at approximately half the rate of revenues. There is a portion of these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.
Aspen University general and administrative costs which are included in the above amount represented 45% of Aspen University revenues for the six months ended October 31, 2019, while USU general and administrative costs equaled 58% of USU revenues for the same period.
AGI’s general and administrative costs for the six months ended October 31, 2019 and October 31, 2018 are included in the above amounts equaled $3,865,972 and $2,863,171, respectively, include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR).
Depreciation and Amortization
Depreciation and amortization costs for the six months ended October 31, 2019 increased to $1,234,799 from $1,022,172 for the six months ended October 31, 2018, an increase of $212,627, or 21%. The increase in depreciation expense is mainly due to additional investment in company developed software. Moreover, AGI has made capital investments in the Phoenix campuses and will invest in other campus locations that will cause depreciation expense to continue to increase in the near future.
Other Income (Expense)
Other income/(expense), net for the six months ended October 31, 2019 decreased to $(697,280) from $15,619 for the six months ended October 31, 2018, a decrease of $(712,899), or (4,564)%. The decrease is primarily due to amortization of original issue discount and interest on our debt.
Income Taxes
Income taxes expense for the six months ended October 31, 2019 were $45,595 compared to $0 in for the six months ended October 31, 2018. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
Operating Income and Loss
The Company reported an operating loss of $(1,970,575) during the six months ended October 31, 2019 as compared to $(5,327,973) for the six months ended October 31, 2018, a decrease in the loss of $3,357,398, or 63% improvement.
Aspen University generated approximately $2.7 million of operating income for the six months ended October 31, 2019. Note that Aspen’s Pre-Licensure BSN program accounted for $0.6 million of the $2.7 million operating income generated at Aspen University, becoming the highest margin unit of the Company. USU incurred $(384,869) of operating loss during the six months ended October 31, 2019, while AGI corporate incurred approximately $(4.4) million of operating expenses for the six months ended October 31, 2019.
Net Loss

Net loss applicable to stockholders was $(2,713,450), or net loss per share of $(0.14) for the six months ended October 31, 2019 as compared to $(5,312,354) for the six months ended October 31, 2018, a decrease in loss of $2,598,904, or 49% improvement.
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
Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges of approximately $0 in the Fiscal 2020 Q2 and approximately $118,872 in the Fiscal 2019 Q2. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.
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
The following table presents a reconciliation of Net loss allocable to common shareholders to Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(638,168)	$(2,475,078)	$(2,713,450)	$(5,312,354)
Interest expense, net of interest income	426,694	41,922	846,761	82,275
Taxes	44,168	9,276	134,445	9,276
Depreciation & amortization	628,225	524,067	1,234,799	1,022,172
EBITDA (loss)	460,919	(1,899,813)	(497,445)	(4,198,631)
Bad debt expense	407,759	171,084	648,658	292,889
Non-recurring charges	—	118,872	132,949	307,537
Stock-based compensation	492,130	305,315	990,547	515,291
Adjusted EBITDA (Loss)	$1,360,808	$(1,304,542)	$1,274,709	$(3,082,914)
For the Quarter Ended October 31, 2019 (Fiscal 2020 Q2) Compared with the Quarter Ended October 31, 2018 (Fiscal 2019 Q2)
The Company reported Adjusted EBITDA of $1,360,808 for the Fiscal 2020 Q2 as compared to an Adjusted EBITDA loss of $(1,304,542) for the Fiscal 2019 Q2, an improvement of >100%.
Aspen University generated $1.8 million of net income and $2.6 million of Adjusted EBITDA for the Fiscal 2020 Q2 as compared to approximately net income of $0.4 million and $0.9 million of Adjusted EBITDA for the Fiscal 2019 Q2.

USU generated net income of $151,359 and $0.5 million of Adjusted EBITDA for the Fiscal 2020 Q2 as compared to a net loss of $(1.1) million and an Adjusted EBITDA loss of approximately $(0.8) million during the Fiscal 2019 Q2.
Aspen Group corporate incurred an Adjusted EBITDA loss of ($1.7) million which contributed to the consolidated Aspen Group Adjusted EBITDA result of $1.4 million for the Fiscal 2020 Q2. Aspen Group corporate incurred an Adjusted EBITDA loss of $(1.4) million that contributed to the consolidated Aspen Group Adjusted EBITDA loss of $(1.3) million for the Fiscal 2019 Q2.
For the Six Months Ended October 31, 2019 (Fiscal Year 2020 Q2) Compared with the Six Months Ended October 31, 2018 (Fiscal Year 2019 Q2)
The Company reported Adjusted EBITDA of $1,274,709 for the six months ended October 31, 2019 as compared to an Adjusted EBITDA loss of $(3,082,914) for the six months ended October 31, 2018, an improvement of >100%.
Aspen University generated $2.7 million of net income and $4.1 million of Adjusted EBITDA for the six months ended October 31, 2019 as compared to approximately net income of $0.4 million and $1.2 million of Adjusted EBITDA for the six months ended October 31, 2018.
USU incurred a net loss of $(267,667) and $0.5 million of Adjusted EBITDA for the six months ended October 31, 2019 as compared to a net loss of $(2.3) million and an Adjusted EBITDA loss of approximately $(1.6) million for the six months ended October 31, 2018.
Aspen Group corporate incurred an Adjusted EBITDA loss of ($3.5) million which impacted the consolidated Aspen Group Adjusted EBITDA result of $1.2 million for the six months ended October 31, 2019. Aspen Group corporate incurred an Adjusted EBITDA loss of ($2.7) million which impacted the consolidated Aspen Group Adjusted EBITDA result of $(3,082,914) for the six months ended October 31, 2018.
Liquidity and Capital Resources
A summary of our cash flows is as follows:

	Six Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(2,025,107)	$(5,487,423)
Net cash used in investing activities	(1,253,653)	(1,431,598)
Net cash provided by financing activities	237,713	30,270
Net decrease in cash	$(3,041,047)	$(6,888,751)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended October 31, 2019 totaled $(2,025,107) and resulted primarily from the net loss of $(2,713,450) and a net change in operating assets and liabilities of $(2,365,984), partially offset by $3,054,327 in non-cash items.  The net loss included $852,649 for interest expense. The most significant change in operating assets and liabilities was an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of approximately $5.2 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of approximately $1.2 million and stock-based compensation expense of approximately $0.9 million.

Cash used in operations is also affected by changes in working capital.  The Company expects a favorable trend in working capital over time, but there may be volatility from quarter to quarter.  So, in aggregate the Company expects a general trend toward lower cash used in operations in future quarters; however, some quarters could have higher cash used in operations as a result of more cash used to support changes in working capital. Program start timings and the related federal financial aid drawdowns also impact cash timing. For example, this quarter the timing of the drawdown for our USU MSN-FNP program resulted in over $500,000 of cash just before quarter end. In the future, the opposite effect may occur depending on program start timing during the year.
Net cash used in operating activities for the six months ended October 31, 2018 totaled $(5,487,423) and resulted primarily from the net loss of $(5,312,354), partially offset by $1,838,637 in non-cash items and $2,013,706 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $4,028,143 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $1,022,172 and stock-based compensation expense of $515,291.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended October 31, 2019 totaled $(1,253,653) mostly attributed to investments in Company developed software.
Net cash used in investing activities for the six months ended October 31, 2018 totaled $(1,431,598) mostly attributed to investments in courseware and the purchase of property and equipment as we were building up our campus.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended October 31, 2019 totaled $237,713 which reflects proceeds from the exercise of stock options and warrants.
Net cash provided by financing activities for the six months ended October 31, 2018 totaled $30,270, which reflects stock option exercise proceeds net of payment of offering costs.
Liquidity
The Company had cash deposits of approximately $7.3 million on December 6, 2019, including $454,288 of restricted cash. In addition to its cash, the Company also had access to the $5 million Revolving Credit Facility, which is unused. The Company expects that its cash resources will be sufficient to meet its working capital needs for at least the next 12 months.
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
Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenue growth, the expectations from highest LTV programs, expected pace of increase in expenses, future bottom line results, reductions in future cash used in operations, the expected future effect of seasonality on our operating results, the Pre-Licensure BSN program campus expansion plans, the expected timing of launching of, and anticipated capital expenditures and other costs related to, new campuses, collection of our accounts receivable and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include continued high demand for nurses, the continued effectiveness of our marketing efforts, signing leases and unanticipated issues with, and delays in, launching our third and fourth campuses, future U.S. economic conditions and the impact on our enrollments and our students ability to make monthly payment plan payments, the failure of our students to meet minimum NCLEX scores required by applicable states, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risk factors affecting our business is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended April 30, 2019, as updated by the Quarterly Report on Form 10-Q for the three months ended July 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
ITEM 1A. RISK FACTORS
Not applicable to smaller reporting companies. However, the Company did add a risk factor in its Quarterly Report on Form 10-Q for the three months ended July 31, 2019.
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

Aspen Group, Inc.

December 10, 2019	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

December 10, 2019	By:	/s/ Frank Cotroneo
Frank Cotroneo Chief Financial Officer (Principal Financial Officer)

December 10, 2019	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Securities Purchase Agreement, dated as of July 19, 2018, by and between Aspen Group, Inc. and ESL	8-K	7/19/18	10.1
10.2	Form of Term Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.1
10.3	Form of Loan Agreement, dated March 6, 2019	10-Q	3/11/19	10.2
10.4	Form of Intercreditor Agreement, dated March 6, 2019	10-Q	3/11/19	10.3
10.5	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019	10-Q	3/11/19	10.4
10.6	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.5
10.7	Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	10/31/18	Annex A
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
31.3	Certification of Principal Accounting Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
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