Form 10-Q
period 2020-01-31
ASPEN GROUP, INC.
filed 2020-03-10
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
(480) 407-7365
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of March 6, 2020
Common Stock, $0.001 par value per share	21,740,741 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(Unaudited)
Assets
Current assets:
Cash	$20,512,808	$9,519,352
Restricted cash	456,211	448,400
Accounts receivable, net of allowance of $1,759,824 and $1,247,031, respectively	14,128,185	10,656,470
Prepaid expenses	977,937	410,745
Other receivables	1,750	2,145
Other current assets	173,090	—
Total current assets	36,249,981	21,037,112

Property and equipment:
Call center equipment	305,766	193,774
Computer and office equipment	396,898	327,621
Furniture and fixtures	1,550,520	1,381,271
Software	5,725,500	4,314,198
	7,978,684	6,216,864
Less accumulated depreciation and amortization	(2,662,273)	(1,825,524)
Total property and equipment, net	5,316,411	4,391,340
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	8,541,667
Courseware, net	121,235	161,930
Accounts receivable, secured - net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	6,067,234	3,085,243
Debt issue cost, net	211,999	300,824
Right of use lease asset	7,693,268	—
Deposits and other assets	349,535	629,626
Total assets	$68,966,424	$43,204,503
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31, 2020	April 30, 2019
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$791,138	$1,699,221
Accrued expenses	1,077,985	651,418
Deferred revenue	5,694,743	2,456,865
Refunds due students	2,311,745	1,174,501
Deferred rent, current portion	—	47,436
Convertible note payable	50,000	50,000
Operating lease obligations, current portion	1,649,934	—
Other current liabilities	584,659	270,786
Total current liabilities	12,160,204	6,350,227

Convertible notes, net of discount of $1,692,309 at January 31, 2020	8,307,691	—
Senior secured loan payable, net of discount of $353,328 at April 30, 2019	—	9,646,672
Operating lease obligations	6,043,334	—
Deferred rent	775,807	746,176
Total liabilities	27,287,036	16,743,075

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding at January 31, 2020 and April 30, 2019	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized
21,727,075 issued and 21,710,408 outstanding at January 31, 2020
18,665,551 issued and 18,648,884 outstanding at April 30, 2019	21,727	18,666
Additional paid-in capital	88,772,128	68,562,727
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(47,044,467)	(42,049,965)
Total stockholders’ equity	41,679,388	26,461,428

Total liabilities and stockholders’ equity	$68,966,424	$43,204,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues	$12,537,940	$8,494,627	$34,981,887	$23,811,275

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,163,007	4,076,980	13,704,121	11,664,887
General and administrative	8,627,588	6,284,041	23,264,447	18,318,061
Depreciation and amortization	475,393	555,292	1,710,192	1,577,464
Total operating expenses	14,265,988	10,916,313	38,678,760	31,560,412

Operating loss	(1,728,048)	(2,421,686)	(3,696,873)	(7,749,137)

Other income (expense)
Other income	34,117	142,180	189,486	240,074
Interest expense	(571,958)	(76,434)	(1,424,607)	(159,232)
Total other income/(expense), net	(537,841)	65,746	(1,235,121)	80,842

Loss before income taxes	(2,265,889)	(2,355,940)	(4,931,994)	(7,668,295)

Income tax expense	15,163	—	62,508	—

Net loss	$(2,281,052)	$(2,355,940)	$(4,994,502)	$(7,668,295)

Net loss per share allocable to common stockholders - basic	$(0.12)	$(0.13)	$(0.26)	$(0.42)

Weighted average number of common stock outstanding - basic	19,420,987	18,398,095	19,046,558	18,350,360

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090
Stock-based compensation	—	—	737,820	—	—	737,820
Common stock issued for cashless stock options exercised	8,352	9	(9)	—	—	—
Common stock issued for stock options exercised for cash	121,407	121	530,547	—	—	530,668
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Amortization of restricted stock issued for services	—	—	24,398	—	—	24,398
Restricted Stock Issued for Services, subject to vesting	40,000	40	(40)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offering costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on convertible debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	5,433	—	—	5,433
Net loss	—	—	—	—	(2,281,052)	(2,281,052)
Balance at January 31, 2020	21,727,075	$21,727	$88,772,128	$(70,000)	$(47,044,467)	$41,679,388

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	18,391,092	$18,391	$67,102,509	$(70,000)	$(38,084,103)	$28,966,797
Stock-based compensation	—	—	350,838	—	—	350,838
Common stock issued for cashless stock options exercised	55,871	56	(56)	—	—	—
Common stock issued for stock options exercised for cash	22,985	23	50,018	—	—	50,041
Common stock issued for cashless warrant exercise	35,921	36	(36)	—	—	—
Relative fair value of warrants issued with debt	—	—	255,071	—	—	255,071
Net loss	—	—	—	—	(2,355,940)	(2,355,940)
Balance at January 31, 2019	18,505,869	$18,506	$67,758,344	$(70,000)	$(40,440,043)	$27,266,807

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Nine Months Ended January 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428
Stock-based compensation	—	—	1,627,304	—	—	1,627,304
Common stock issued for cashless stock options exercised	190,559	191	(191)	—	—	—
Common stock issued for stock options exercised for cash	234,233	234	768,147	—	—	768,381
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost	—	—	27,690	—	—	27,690
Amortization of restricted stock issued for services	—	—	97,748	—	—	97,748
Restricted Stock Issued for Services, subject to vesting	144,803	144	(144)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offerings costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on convertible debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	5,433	—	—	5,433
Net loss	—	—	—	—	(4,994,502)	(4,994,502)
Balance at January 31, 2020	21,727,075	$21,727	$88,772,128	$(70,000)	$(47,044,467)	$41,679,388

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591
Stock-based compensation	—	—	866,129	—	—	866,129
Common stock issued for cashless stock options exercised	86,635	87	(87)	—	—	—
Common stock issued for stock options exercised for cash	49,792	49	110,094	—	—	110,143
Common stock issued for cashless warrant exercise	35,921	36	(36)	—	—	—
Relative fair value of warrants issued with debt	—	—	255,071	—	—	255,071
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Fees associated with equity raise	—	—	(29,832)	—	—	(29,832)
Net loss	—	—	—	—	(7,668,295)	(7,668,295)
Balance at January 31, 2019	18,505,869	$18,506	$67,758,344	$(70,000)	$(40,440,043)	$27,266,807

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,994,502)	$(7,668,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	651,205	480,066
Depreciation and amortization	1,710,192	1,577,464
Stock-based compensation	1,782,472	866,129
Warrants issued for services	27,690	—
Loss on asset disposition	3,918	—
Amortization of debt discounts	182,218	—
Amortization of debt issue costs	88,825	24,657
Amortization of prepaid shares for services	—	8,285
Non-cash payments to investor relations firm	97,748	—
Changes in operating assets and liabilities:
Accounts receivable	(7,104,911)	(4,209,576)
Prepaid expenses	(567,192)	(152,094)
Other receivables	395	105,334
Other current assets	(173,090)	—
Other assets	280,091	(22,846)
Accounts payable	(908,083)	(517,981)
Accrued expenses	426,567	(88,048)
Deferred rent	(17,805)	638,713
Refunds due students	1,137,244	554,219
Deferred revenue	3,237,878	885,091
Other liabilities	313,875	88,332
Net cash used in operating activities	(3,825,265)	(7,430,550)
Cash flows from investing activities:
Purchases of courseware and accreditation	(11,001)	(89,573)
Purchases of property and equipment	(1,929,878)	(1,873,326)
Net cash used in investing activities	(1,940,879)	(1,962,899)
Cash flows from financing activities:
Proceeds from sale of common stock net of underwriter costs	16,044,879	—
Disbursements for equity offering costs	(51,282)	(29,832)
Common stock short swing reclamation	5,433	—
Proceeds of stock options exercised and warrants exercised	768,381	110,143
Repayment of convertible note payable	—	(1,000,000)
Offering costs paid on debt financing	—	(100,000)
Purchase of treasury stock, net of broker fees	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	7,370,000
Net cash provided by (used in) financing activities	16,767,411	(1,019,689)
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED
(Unaudited)

	Nine Months Ended January 31,
	2020	2019
Net increase (decrease) in cash and cash equivalents	$11,001,267	$(10,413,138)
Cash, restricted cash, and cash equivalents at beginning of period	9,967,752	14,803,065
Cash and cash equivalents at end of period	$20,969,019	$4,389,927

Supplemental disclosure cash flow information
Cash paid for interest	$979,792	$163,139
Cash paid for income taxes	$110,307	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$178,447	$—
Right-of-use lease asset offset against operating lease obligations	$7,693,268	$—
Beneficial conversion feature on convertible debt	$1,692,309	$—
Warrants issued as part of revolving credit facility	$—	$255,071

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the same such amounts shown in the unaudited consolidated statements of cash flows:

	Nine Months Ended January 31,
	2020	2019
Cash	$20,512,808	$4,197,235
Restricted cash	456,211	192,692
Total cash and restricted cash	$20,969,019	$4,389,927

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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
AGI is an education technology holding company that leverages its infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession, currently 84% of all students across both universities are degree-seeking nursing students.
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
Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2020 and 2019, our cash flows for the nine months ended January 31, 2020 and 2019, and our financial position as of January 31, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
Liquidity
At January 31, 2020, the Company had a cash balance of $20,512,808 with an additional $456,211 in restricted cash.
On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loans for an additional 12 months subject to paying a 1% one-time extension fee. On January 23, 2020, the Term Loans were exchanged for convertible notes maturing January 22, 2023. (See Note 6)
On January 22, 2020, the Company closed on an underwritten offering under which the net proceeds were approximately $16 million and the condition precedent to the closing of the refinancing was satisfied. (See Note 6)
During the nine months ended January 31, 2020 the Company provided net cash of $11,001,267, which included using $3,825,265 in operating activities.
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
Cash, Cash Equivalents, and Restricted Cash
For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2020 and April 30, 2019.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2020.
As of January 31, 2020 and April 30, 2019, the Company maintained deposits totaling $22,318,390 and $9,359,208, respectively, held in two separate institutions.
Restricted cash was $456,211 as of January 31, 2020 and consisted of $123,132 which is collateral for a letter of credit issued by the bank and required under the USU facility operating lease. Also, included was $72,022 and an additional $261,057, which was collateral for a letter of credit issued by the bank and related to USU’s receipt of Title IV funds as required by DOE in connection with the change of control of USU. Restricted cash as of April 30, 2019 was $448,400. See Note 11. Subsequent Events for information on the release of a portion of USU's restricted cash.
Goodwill and Intangibles
Goodwill currently represents the excess of the purchase price of USU over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

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
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to Aspen for tuition, fees and other expenses. The monthly payment plan represents approximately 65% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that Aspen’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, Aspen may have to return all or a portion of the Title IV funds to the DOE and the student will owe Aspen all amounts incurred that are in excess of the amount of financial aid that the student earned, and that Aspen is entitled to retain. In this case, Aspen must collect the receivable using the student’s second payment option.
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
January 31, 2020
(Unaudited)

specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. Aspen may also record a general allowance as necessary.
Direct write-offs are taken in the period when Aspen has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that Aspen should abandon such efforts. (See Note 8)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At January 31, 2020 and April 30, 2019, those balances were $6,067,234 and $3,085,243, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
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
January 31, 2020
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
January 31, 2020
(Unaudited)

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
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. For the three and nine months ended January 31, 2020, total marketing and promotional costs was $2,539,755 and $6,755,983, respectively. For the three and nine months ended January 31, 2019, total marketing and promotional costs was $2,322,998 and $6,759,065, respectively.
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
January 31, 2020
(Unaudited)

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
Net Loss Per Share
Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 2,776,778 and 3,651,448 shares of common stock, warrants to purchase 566,223 and 678,521 shares of common stock, unvested restricted stock of 226,922 and 0, and 50,000 and 50,000 of convertible debt (convertible into 4,167 and 4,167 shares of common stock) were outstanding at January 31, 2020 and January 31, 2019, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
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
Recent Accounting Pronouncements
Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after January 31, 2020, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired asset is written off against the associated accumulated depreciation. There is no expense impact for such write offs. Property and equipment consisted of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Call center hardware	$305,766	$193,774
Computer and office equipment	396,898	327,621
Furniture and fixtures	1,550,520	1,381,271
Software	5,725,500	4,314,198
	7,978,684	6,216,864
Accumulated depreciation	(2,662,273)	(1,825,524)
Property and equipment, net	$5,316,411	$4,391,340
Software consisted of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Software	$5,725,500	$4,314,198
Accumulated depreciation	(1,911,096)	(1,351,193)
Software, net	$3,814,404	$2,963,005
Depreciation expense and amortization for all Property and Equipment as well as the portion for just software is presented below for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Depreciation and amortization expense	$364,504	$263,045	$1,012,548	$703,886

Software amortization expense	$265,146	$178,459	$728,395	$482,153
The following is a schedule of estimated future amortization expense of software at January 31, 2020:

Future Expense
Remainder of 2020	$278,959
2021	1,069,707
2022	980,233
2023	819,994
2024	530,712
Thereafter	134,799
Total	$3,814,404

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
January 31, 2020
(Unaudited)

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
We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and we intend to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for nine months ended January 31, 2020 and for the year ended April 30, 2019 were $641,667 and $1,100,000, respectively.
Intangible assets consisted of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(2,200,000)	(1,558,333)
Net intangible assets	$7,900,000	$8,541,667

Note 5. Courseware and Accreditation
Courseware costs capitalized were $11,001 for the nine months ended January 31, 2020 and $34,422 for the year ended April 30, 2019. As courseware reaches the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware consisted of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Courseware	$284,964	$325,987
Accreditation	59,350	57,100
Accumulated amortization	(223,079)	(221,157)
Courseware, net	$121,235	$161,930
The Company had capitalized accreditation costs of $2,250 and $57,100 for the nine months ended January 31, 2020 and year ended April 30, 2019, respectively.
Amortization expense of courseware for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Amortization expense	$15,637	$17,249	$53,415	$48,578

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

The following is a schedule of estimated future amortization expense of courseware at January 31, 2020:

Future Expense
2020 (remaining)	$13,287
2021	38,845
2022	30,958
2023	25,419
2024	11,916
Thereafter	810
Total	$121,235

Note 6. Debt
Convertible Notes Due January 22, 2023
On January 23, 2020, Aspen Group, Inc. (the “Company”) issued $5 million convertible notes (“Convertible Notes”) to each of two lenders in exchange for the two $5 million notes due under senior secured term loans entered into in 2019 (the “Term Loans”). The Company recorded a beneficial conversion feature on these Convertible Notes of $1,692,309.
The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million. On January 22, 2020, the Company closed on an underwritten offering under which the net proceeds were approximately $16 million and the condition precedent to the closing of the refinancing was satisfied. The key terms of the Convertible Notes are as follows:

•After six months from the issuance date, the lenders have the right to convert the principal into our shares of the Company’s common stock at a conversion price of $7.15 per share;
•The Convertible Notes automatically convert into shares of the Company’s common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period;
•The Convertible Notes are due January 22, 2023 or approximately three years from the closing;
•The interest rate of the Convertible Notes is 7% per annum (payable monthly in arrears); and
•The Convertible Notes are secured.

The former notes under the Term Loans were due in September 2020 and were subject to a one-year extension and the payment of an extension fee for each note of $50,000 (total of $100,000). The Company also paid each lender $40,400 at closing of the Convertible Notes to cover taxes they will incur as part of the note exchange and will pay their legal fees arising from the re-financing. In connection with refinancing of the Term Loans, on January 22, 2020, the Company also entered into an Investors/Registration Rights Agreement with the lenders whereby, upon request of the lenders on or after June 22, 2020, the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the Convertible Notes.

The Company’s obligations under the Convertible Notes are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU, and all of the outstanding capital stock of Aspen University and USU (the “Collateral”).

On March 6, 2019, in connection with entering into the Loan Agreements, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the Foundation, individually. The Intercreditor Agreement provides among other things that the Company’s obligations under this agreement, and the security interests in the Collateral granted pursuant to, the Loan Agreements and the Amended and Restated Facility Agreement shall rank pari passu to one another. The Security Agreement was amended on January 22, 2020 to give effect to the Convertible Note issuances.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Convertible Note Payable

On February 29, 2012, a loan payable of $50,000 was converted into a two-year convertible promissory note, interest of 0.19% per annum. Beginning March 31, 2012, the note was convertible into shares of common stock of the Company at the conversion price of $12.00 per share (taking into account the one-for-12 reverse stock split of the Company’s common stock). The Company evaluated the convertible note and determined that, for the embedded conversion option, there was no beneficial conversion value to record as the conversion price is considered to be the fair market value of the common stock on the note issue date. This loan (now a convertible promissory note) was due in February 2014. See Note 11. Subsequent Events Note for additional information on this debt extinguishment in fiscal fourth quarter 2020.
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
Pursuant to the terms of the Credit Facility Agreement, the Company paid to the Foundation a $100,000 one-time upfront Facility fee. The Company also is paying the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of January 31, 2020, the Company has not borrowed any sum under the Facility.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

On January 23, 2020, the Term Loans were cancelled and exchanged for convertible notes as discussed above. In connection with this transaction, the Company wrote off approximately $182,000 of unamortized debt issuance costs as the transaction qualified as a debt extinguishment.
Note 7. Stockholders’ Equity
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
Preferred Stock
The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of January 31, 2020 and April 30, 2019, we had no shares of preferred stock issued and outstanding.
Common Stock
The Company is authorized to issue 40,000,000 shares of common stock.
During the three months ended January 31, 2020, the Company issued 8,352 shares of common stock upon the cashless exercise of stock options.
During the three months ended January 31, 2020, the Company issued 121,407 shares of common stock upon the exercise of stock options for cash and received proceeds of $530,668.
During the three months ended January 31, 2020, the Company issued 25,000 shares of common stock for services in connection with the CFO transition which immediately vested. The total value of the grant was $177,500. The Company also issued 15,000 shares of common stock to its new Chief Financial Officer upon the vesting of RSUs previously granted to him for Audit Committee services. The total value of the grant was approximately $103,350.
On January 22, 2020 the Company raised $17,267,250 through the issuance of 2,415,000 common shares at a price of $7.15. The net proceeds were $16,044,879 after deducting underwriting discounts and commissions. The number of shares sold through this public offering includes 315,000 shares of common stock pursuant to an option granted to the underwriters to cover over allotments that were exercised in full.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Restricted Stock
There were 226,922 unvested shares of restricted common stock outstanding at January 31, 2020. Total unrecognized compensation expense related to the unvested restricted stock as of January 31, 2020 amounted to $1,285,524 which will be amortized over the remaining vesting periods.
In December 2019, the CFO and CAO received grants of 100,000 and 20,000 RSU's, respectively, as part of their employment agreements. These grants will vest annually over three years and had a combined fair value of $826,800.
In November 2019, the Chief Nursing Officer received a grant of 50,000 RSUs as part of her employment agreement. These grants will vest annually over three years and had a combined fair value of $314,500. The Company also issued 17,250 RSUs to employees vesting over three years subject to continued employment and had a combined fair value of $108,500.
The Board approved a grant of 25,000 shares of restricted stock to the then Chief Financial Officer in September 2018. The stock price was $7.15 on the date of the grant and was to vest over a period of 36 months. The value of the compensation was approximately $180,000. Upon leaving the Company on November 30, 2019 the remaining two-thirds of restricted stock was immediately vested as part of the separation agreement resulting in accelerated amortization expense of approximately $108,000.
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
Warrants
A summary of the Company’s warrant activity during the nine months ended January 31, 2020 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	731,152	$5.28	3.29	$413,296
Granted	—	—	—	—
Exercised	(164,929)	$2.05	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2020	566,223	$6.22	3.41	$1,425,727

Exercisable, January 31, 2020	516,223	$6.35	3.34	$1,233,227

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

ALL WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants

$4.89	$4.89	50,000	$4.89	4.19	50,000

$5.85	$5.85	92,049	$5.85	3.76	92,049

$6.00	$6.00	200,000	$6.00	4.10	200,000

$6.87	$6.87	224,174	$6.87	2.48	224,174

		566,223			566,223
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
Stock Incentive Plan and Stock Option Grants to Employees and Directors
On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units ("RSUs") to employees, consultants, officers and directors. As of January 31, 2020, there were 177,046 shares remaining available for future issuance under the 2012 Plan.
On December 13, 2018, the stockholders of the Company approved the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and restricted stock units to employees, consultants, officers and directors.
On December 30, 2019, the Company held its Annual Meeting of Shareholders and voted amend to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the Plan from 500,000 to 1,100,000 shares. As of January 31, 2020, there were 109,352 shares remaining available for future issuance under the 2018 Plan.
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

	January 31, 2020	April 30, 2019
Expected life (years)	3.5	3.5
Expected volatility	47.4%	50.1%
Risk-free interest rate	1.63%	2.63%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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
A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2020, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	3,408,154	$4.44	2.90	$6,880,644
Granted	150,000	5.21	—	—
Exercised	(580,901)	2.72	—	—
Forfeited	(200,475)	7.44	—	—
Expired	—	—	—	—
Balance Outstanding, January 31, 2020	2,776,778	$4.61	2.21	$14,302,102

Exercisable, January 31, 2020	1,824,684	$3.77	1.66	$11,808,246

ALL OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options

$1.57 to $2.10	$2.00	564,724	$2.00	0.96	564,723

$2.28 to $2.76	$2.30	382,780	$2.29	0.60	391,736

$3.24 to $4.38	$3.89	323,925	$3.91	1.73	215,817

$4.50 to $5.20	$4.93	708,960	$4.90	2.28	336,278

$5.95 to $6.28	$6.07	80,417	$6.13	2.43	36,806

$7.17 to $7.55	$7.41	551,639	$7.32	3.82	224,546

$8.57 to $9.07	$8.97	164,333	$8.97	2.94	54,778

Options only		2,776,778			1,824,684
On December 9, 2019, the Company granted 61,000 options to its directors with an exercise price of $6.92 for services performed for the calendar year 2019. The fair value of these options was approximately $116,000 and was fully recognized for the three months ended January 31, 2020.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

On August 1, 2019, the Company granted 59,000 options to 26 employees who had been hired during the first quarter ended July 31, 2019. The fair value of these options was approximately $83,000 and will be recognized over 36 month. The exercise price is $3.99.
Effective May 13, 2019, the Company granted a total of 30,000 five years non-qualified stock options which were immediately vested to certain former directors exercisable at $4.12 per share. The fair value of the options was $33,600 and expensed during the three months ended July 31, 2019.
For the three and nine months ended January 31, 2020, the Company recorded compensation expense of $805,405 and $1,721,293, respectively, in connection with stock options and restricted stock grants. For the three months ended January 31, 2020, the Company recorded stock based compensation expense related to the executive officer target bonus plan of $188,031.
As of January 31, 2020, there was approximately $930,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
Note 8. Revenues
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
The following table represents our revenues disaggregated by the nature and timing of services:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Tuition - recognized over period of instruction	$11,177,421	$7,732,600	$31,275,504	$21,808,832
Course fees - recognized over period of instruction	1,194,947	634,013	3,240,160	1,634,889
Book fees - recognized at a point in time	23,195	24,877	64,611	75,342
Exam fees - recognized at a point in time	61,500	45,700	177,015	141,540
Service fees - recognized at a point in time	80,877	57,437	224,597	150,672

	$12,537,940	$8,494,627	$34,981,887	$23,811,275
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at January 31, 2020 was $5,694,743 which is future revenue that has not yet been earned for courses in progress and courses which have not started, but where the Company has received payment and obtained appropriate authorization for such funds to be applied to future courses. The Company has $2,311,745 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.
Of the total revenue earned during the three and nine months ended January 31, 2020, approximately $5.5 million and $2.5 million, respectively, came from revenues which were deferred at October 31, 2019 and April 30, 2019.
The Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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
The Company had revenues from students outside the United States representing 1.90% and 1.90% of the consolidated revenues for the three and nine months ended January 31, 2020, respectively. For the three and nine months ended January 31, 2019, revenues from students outside the United States represented 1.7% and 2.1% of the consolidated revenues.
Note 9. Leases
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating Lease Assets, net, and Operating Lease Liabilities, Current and Long-term on the unaudited Consolidated Balance Sheet at January 31, 2020.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine month period ended January 31, 2020 was $632,212 and $1,869,093, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2020 (a).

Maturity of Lease Obligations	Lease Payments
2020 (remaining)	$593,925
2021	2,383,783
2022	2,225,348
2023	1,663,434
2024	1,474,175
2025	1,134,718
2026 and beyond	779,287
Total future minimum lease payments	10,254,670
Less imputed interest	(2,561,402)
Present value of operating lease obligations	$7,693,268
_____________________
(a) Lease payments exclude $4.3 million of legally binding minimum lease payments for the new Aspen University BSN Pre-Licensure campus location in Austin, Texas lease signed but not yet commenced. Prior to commencing its Austin campus operations, Aspen is required to obtain approvals from the Texas Board of Nursing, the Texas Higher Education Coordinating Board, and the Texas Workforce Commission.

Balance Sheet Classification
Operating lease obligations, current	$1,649,934
Operating lease obligations, long-term	6,043,334
Total operating lease obligations	$7,693,268

Other Information
Weighted average remaining lease term (in years)	4.9
Weighted average discount rate	12.06%

Cash Flows
An initial right of use asset of approximately $8.8 million was recognized as a non-cash asset addition with the adoption of the standard. During the three months ended January 31, 2020, there was additional right of use assets recognized as non-cash assets additions related to a one year lease extension. Cash paid for amounts included in the present value of operating lease obligations at adoption and for the three and nine months ended January 31, 2020 was $0.6 million and $1.7 million, respectively, and is included in operating cash flows.
Note 10. Commitments and Contingencies
Regulatory Matters
The Company’s subsidiaries, Aspen University and USU, are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (the “HEA”) and the regulations promulgated thereunder by the DOE subject the subsidiaries to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA.
On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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
Note 11. Subsequent Events
In March 2020, USU received a letter from the DOE stating that it is releasing substantially all of its existing letter of credit of $261,057 in connection with USU's most recent Compliance Audit. USU is still required to maintain a letter of credit of approximately $10,000 as restricted cash.
On March 1, 2020, the statute of limitations expired to enforce payment on a $50,000 convertible note which matured on March 1, 2014. Therefore, the Company is not liable to pay this loan and will treat this as a debt extinguishment in the fourth quarter of fiscal 2020.
On February 4, 2020, the Company approved the following grants of RSUs to the executive officers of the Company under the Company’s 2018 Equity Incentive Plan: 100,000 RSUs to the Chief Executive Officer, 75,000 RSUs to each of the Chief Financial Officer, Chief Operating Officer, and Chief Academic Officer, and 50,000 to the Chief Nursing Officer.

Each RSU represents the right to receive one share of the Company’s common stock. The RSUs vest subject to the Company's common stock achieving certain price targets within four years of the grant date as described below. The price targets are: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share representing an estimated fair value of $3,559,000. As the RSUs vest, the Company will deliver the underlying shares.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

In February 2020, the Company signed a definitive lease agreement for a new Aspen University BSN Pre-Licensure campus location in Tampa, Florida. Prior to commencing its Tampa campus operations, Aspen is required to obtain approval by the Florida Board of Nursing and the Florida Commission on Independent Education. Initial required regulatory filings have been submitted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Prospectus Supplement dated January 17, 2020, the Annual Report on Form 10-K for the year ended April 30, 2019 and the Quarterly Report on Form 10-Q for the three months ended July 31, 2019 each as filed with the Securities and Exchange Commission (the “SEC”).
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
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University (“USU”), to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of January 31, 2020, 9,240 of 11,033 or 84% of all students across both universities are degree-seeking nursing students.
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
USU began offering the monthly payment plan in the summer of 2017. Today, monthly payment plan is available for the online RN to BSN program ($250/month), online MBA/M.A. Ed/MSN programs ($325/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan are offered a two-year payment plan ($375/month for 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).
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

AU students paying tuition and fees through a monthly payment method grew by 13% year-over-year, from 5,259 to 5,966, representing 64% of AU’s total active student body. Aspen University’s monthly payment plan students currently deliver monthly recurring tuition cash payments exceeding $1.4 million.

Sequentially, USU students paying tuition and fees through a monthly payment method increased to 1,159, up from 1,101, representing 66% of USU’s total active student body. The total contractual value of USU’s monthly payment plan students currently deliver monthly recurring tuition cash payments exceeding $0.5 million.

Note that during fiscal Q2, Aspen University tested changing its monthly payment amounts for baccalaureate and master-level programs from $250 to $300 and $325 to $350, respectively. The cost per lead rose materially during the two week test period, so the Company reverted back to advertising the original payment amounts per month immediately thereafter and lead costs returned to their original levels. No changes to Aspen’s original payment amounts per month (first introduced in 2014) are planned in the future.
AGI Student Population Overview
AGI’s overall active student body (includes both Aspen University and USU) grew 32% year-over-year from 8,354 to 11,033 as of January 31, 2020 and students seeking nursing degrees were 9,240 or 84% of total students at both universities. Active student body is comprised of active degree-seeking students, enrolled in a course during the quarter covered by this Form 10-Q or are registered for an upcoming course.
Aspen University’s total active degree-seeking student body grew 25% year-over-year from 7,393 to 9,274. USU's total active student body grew year-over-year from 961 to 1,759 or 83%.
AGI New Student Enrollments
For the third quarter of fiscal year 2020, Aspen University accounted for 1,371 new student enrollments delivering overall enrollment growth at Aspen University of 23% year-over-year. Enrollment growth at Aspen University was driven primarily by the Pre-Licensure BSN program as a result of a full quarter of enrollments at both Phoenix, AZ campuses, as compared to the prior year with only one campus open.

USU accounted for 375 new student enrollments in the quarter driven primarily by MSN-Family Nurse Practitioner (“FNP”) enrollments, a 49% enrollment increase year-over-year.
Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments
	Q3 '19	Q4'19	Q1'20	Q2'20	Q3'20
Aspen University	1,112	1,243	1,415	1,823	1,371
USU	251	317	514	394	375
Total	1,363	1,560	1,929	2,217	1,746

Marketing Efficiency Ratio (MER) Analysis

AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Marketing Efficiency Ratio (MER) =	Revenue per Enrollment (RPE)
Cost per Enrollment (CPE)
Cost per Enrollment (CPE)
The Cost per Enrollment measures the advertising investment spent in a given nine month period, divided by the number of new student enrollments achieved in that given nine month period, in order to obtain an average CPE for the period measured.
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

The current third quarter fiscal year 2020 Marketing Efficiency Ratio (MER), representing revenue-per-enrollment (LTV) over cost-per-enrollment (CAC), for our universities is reflected in the below table:

	Marketing Efficiency Ratio
	Enrollments	Cost-of- Enrollment[1]	LTV[2]	MER
Aspen University	1,371	961	$14,482[3]	15.1X
USU	375	1,103	$17,820[4]	16.2X
_____________________
1Based on 6-month rolling weighted average CAC for each university’s enrollments
2Lifetime Value (LTV) of a new student enrollment
3Weighted average LTV for all Aspen University enrollments in the quarter
4LTV for USU’s MSN-FNP Program

	Weighted Average Cost of Enrollment
	Q3 '19 Enrollments	Q3 ’19 CAC[1]	Q3 ‘20 Enrollments	Q3 ’20 CAC[1]	Percent Change CAC
Aspen University	1,112	$1,320	1,371	$961	(27)%
USU	251	$1,620	375	$1,103	(32)%
Weighted Average		$1,373		$989	(28)%

1Based on 6-month rolling average
Bookings Analysis
On a year-over-year basis, fiscal Q3’20 bookings increased 72%, from $15.5 million to $26.5 million, delivering a company-wide average revenue per enrollment (APRU) increase of 34%, from $11,352 to $15,199.

	Total Bookings and Average Revenue Per Enrollment (ARPU)
	Q3'19 Enrollments	Q3'19 Bookings [1]	Q3'20 Enrollments	Q3'20 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,112	$11,000,250	1,371	$19,855,050
USU	251	$4,472,820	375	$6,682,500
Total	1,363	$15,473,070	1,746	$26,537,550	72%
ARPU		$11,352		$15,199	34%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit. “Average Revenue Per User” (ARPU) is defined by dividing total bookings by total enrollments.

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
Pre-Licensure BSN Program - Future Campus Expansion Plans
Aspen University announced in February 2020 the signing of definitive lease agreements for two new Aspen University Pre-Licensure BSN campus locations in Tampa, Florida and Austin, Texas.

Tampa, Florida Campus

Aspen University has executed a definitive lease agreement for ten years to occupy approximately 30,000 square feet (Suites 150 and 450) of the Tampa Oaks I property located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Aspen is targeting to begin its first semester at Tampa Oaks I in August 2020 in campus space formerly occupied by the University of Phoenix.

Aspen University has executed an agreement with Bayfront Health, a regional network of seven hospitals and over 1,900 medical professionals on staff serving the residents of Florida’s Gulf Coast to provide required clinical placements for Aspen’s nursing students. In addition, clinical affiliation agreements have been signed in the Tampa metro with John Hopkins All Children’s Hospital, Inc., Care Connections at Home, Global Nurse Network, LLC and The American National Red Cross.

Prior to commencing its campus operations, Aspen is required to obtain approval by the Florida Board of Nursing and the Florida Commission on Independent Education. Initial required regulatory filings have been submitted.

Austin, Texas Campus

Aspen University has executed a definitive lease agreement for eight years to occupy approximately 22,000 square feet in a portion of the first floor of the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the Austin suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metro with visibility to approximately 143,362 cars per day. Aspen is targeting to begin its first semester at Frontera Crossing in November 2020 in campus space formerly occupied by The Art Institute.

Aspen has executed a clinical affiliation agreement with Baylor Scott & White Health – Central division, the largest not-for-profit healthcare system in Texas and one of the largest in the United States. Baylor Scott & White includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.

Aspen is working with the Texas Board of Nursing, the Texas Higher Education Coordinating Board, and the Texas Workforce Commission to complete their respective regulatory approval processes and is required to obtain approval from all agencies prior to commencing its campus operations.

These new campuses will follow Aspen University’s existing Pre-Licensure BSN model being executed in the Phoenix, Arizona metro campuses. This model operates a stand-alone campus running six semester starts per annum (three weekday semesters, three weeknight/weekend semesters), implemented as an accelerated three-year program at a total cost of attendance less than $50,000.

AGI’s Plan for United States University (USU) to Implement MSN-FNP Weekend Immersions in Every Campus Metro:

AGI plans to build-out on average 10 exam rooms that will occupy approximately 3,000 square feet in each of its BSN pre-licensure metropolitan areas for United States University to implement weekend immersions for its MSN-Family Nurse Practitioner (FNP) program. As a result, following regulatory approvals, by the end of calendar year 2020, weekend immersions will be conducted in four metro areas for USU MSN-FNP students to select from; San Diego, Phoenix, Austin and Tampa.
ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $20,195,419 at January 31, 2020. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.
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
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. If a student stops paying, that person can no longer register for a class. If a student decides to withdraw from the university, their account will be settled, either through collection of their balance or disbursement of the amount owed them. Aspen University students paying tuition and fees through a monthly payment method grew by 13% year-over-year, from 5,259 to 5,966, representing 64% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 1,101 to 1,159 students sequentially representing 66% of USU’s total active student body.
Relationship Between Accounts Receivable and Revenue
The gross accounts receivable balance for any period is the net effect of the following three factors:
1.Cash Receipts
2.Revenue
3.The net change in deferred revenue
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
AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees.  At January 31, 2020, the allowance for doubtful accounts was $1,759,824 which represents 8% of the gross accounts receivable balance of $21,955,243, the sum of both short-term and long-term receivables.
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
As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $3,085,243 at April 30, 2019 to $6,067,234 at January 31, 2020. The primary component consist of students who make monthly payments over 36 and 39 months. The average student completes their academic program in 24 months, therefore most of the Company’s accounts receivable are short-term.
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

Results of Operations
For the Three Months Ended January 31, 2020 (Fiscal 2020 Q3) Compared to the Three Months Ended January 31, 2019 (Fiscal 2019 Q3)
Revenues
Revenue from operations for the Fiscal 2020 Q3 increased to $12,537,940 from $8,494,627 for the Fiscal 2019 Q3, an increase of $4,043,313 or 48%. The increase was primarily due to enrollment growth in the degree programs with the highest lifetime value (LTV). By focusing our marketing spend on delivering enrollment growth in the degree programs with the highest LTV, we increased our average revenue per enrollment (or ARPU) by 34%. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in the Fiscal 2020 Q3 increased 35% year-over-year. Aspen University's traditional post-licensure online nursing + other business unit contributed 59% of total Company revenue in the Fiscal 2020 Q3, while Aspen University’s Pre-Licensure BSN program delivered approximately 14.2% of the Company’s revenues in the Fiscal 2020 Q3. Finally, USU contributed approximately 27.3% of the total revenues for the Fiscal 2020 Q3.
The Company now expects annual revenue growth to meet or exceed 42% for the full fiscal year 2020.
Cost of Revenues (exclusive of depreciation and amortization shown separately below)
The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.

Instructional Costs and Services
Instructional costs and services for Fiscal 2020 Q3 increased to $2,623,252 or 21% of revenues from $1,753,982 or 21% of revenues for the Fiscal 2019 Q3, an increase of $869,270 or 50%. The increase was primarily due to the increase in the number of class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix.
Aspen University instructional costs and services represented 19% of Aspen University revenues for the Fiscal 2020 Q3, while USU instructional costs and services equaled 25% of USU revenues during the Fiscal 2020 Q3.
Marketing and Promotional
Marketing and promotional costs for the Fiscal 2020 Q3 were $2,539,755 or 20% of revenues compared to $2,322,998 or 27% of revenues for the Fiscal 2019 Q3, an increase of $216,757 or 9%.
Aspen University marketing and promotional costs represented 20% of Aspen University revenues for the Fiscal 2020 Q3, while USU marketing and promotional costs equaled 15% of USU revenues for the Fiscal 2020 Q3.
AGI corporate marketing expenses equaled $252,602 for the Fiscal 2020 Q3 compared to $219,660 for the Fiscal 2019 Q3, an increase of $32,942 or 15%.
Gross profit rose to 57% of revenues or $7,094,150 for the Fiscal 2020 Q3, or $4,221,939 for the Fiscal 2019 Q3, an increase of 68% year over year.
Aspen University gross profit represented 58% of Aspen University revenues for the Fiscal 2020 Q3, while USU gross profit equaled 60% of USU revenues during the Fiscal 2020 Q3.
Costs and Expenses
General and Administrative
General and administrative costs for the Fiscal 2020 Q3 were $8,627,588 or 69% of revenues compared to $6,284,041 or 74% of revenues during the Fiscal 2019 Q3, an increase of $2,343,547 or 37%.
General and administrative expense in Fiscal 2020 Q3 includes $0.8 million of one-time expense items primarily related to the January 2020 equity financing and the CFO transition. Excluding these one-time expense items, general and administrative expense would have increased year-over-year by $1,598,545, meaning that G&A would have grown at 26% year-over-year.
Aspen University general and administrative costs which are included in the above amount represented 43% of Aspen University revenues for the Fiscal 2020 Q3, while USU general and administrative costs equaled 56% of USU revenues for the Fiscal 2020 Q3.
AGI’s general and administrative costs for the Fiscal 2020 Q3 and Fiscal 2019 Q3 are included in the above amounts equaled $2.8 million and $1.5 million, respectively, include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR), as well as one-time expense items in the quarter, primarily related to the January 2020 equity financing and the CFO transition.
Depreciation and Amortization
Depreciation and amortization costs for the Fiscal 2020 Q3 decreased to $475,393 from $555,292 for the Fiscal 2019 Q3, a decrease of $(79,899), or 14%. The decrease in depreciation and amortization expense is mainly due to a 60% decrease in amortization expense at USU from the AGI acquisition back in late 2017.
Operating Income and Loss
The Company reported an operating loss of $(1,728,048) during the Fiscal 2020 Q3 as compared to $(2,421,686) for the Fiscal 2019 Q3, a decrease in the loss of $693,638, or 29% improvement.

Aspen University generated approximately $1.3 million of operating income for the Fiscal 2020 Q3. Note that Aspen’s Pre-Licensure BSN program accounted for $0.5 million of the $1.3 million operating income generated at Aspen University, remaining the highest margin unit of the Company at 30%. USU generated $44,755 of operating income during the Fiscal 2020 Q3, which was the second consecutive quarter of generating operating income, while AGI corporate incurred approximately $(3.1) million of operating expenses for the Fiscal 2020 Q3.
Other Income (Expense)
Other income/(expense), net for the Fiscal 2020 Q3 decreased to $(537,841) from $65,746 in the Fiscal 2019 Q3, a decrease of $(603,587). The other expense in 2020 is primarily due to interest expense and the write-off of debt discount in connection with a debt extinguishment related to issued Convertible Debt on January 22, 2020. The write-off was approximately $200,000 and included in one-time expense items.
Income Taxes
Income taxes expense for the Fiscal 2020 Q3 was $15,163 compared to $0 in the Fiscal 2019 Q3. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either quarter.
Net Loss
Net loss applicable to stockholders was $(2,281,052), or net loss per basic share of $(0.12) for the Fiscal 2020 Q3 as compared to $(2,355,940) for the Fiscal 2019 Q3, a decrease in the loss of $74,888, or 3% improvement.
For the Nine Months Ended January 31, 2020 (Fiscal Year 2020 Q3) Compared to the Nine Months Ended January 31, 2019 (Fiscal Year 2019 Q3)
Revenues
Revenues from operations for the nine months ended January 31, 2020 increased to $34,981,887 from $23,811,275 for the nine months ended January 31, 2019, an increase of $11,170,612 or 47%.
Aspen University’s revenues contributed 73% to total revenue and increased $6,414,334 to $25,660,184 from $19,245,850. USU revenues increased $4,756,277 or 104% from $4,565,426 to $9,321,703.
Cost of Revenues (exclusive of depreciation and amortization shown separately below)
The Company’s cost of revenues consists of instructional costs and services and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services for nine months ended January 31, 2020 increased to $6,948,138 or 20% of revenues from $4,905,822 or 21% of revenues for the nine months ended January 31, 2019, an increase of $2,042,316 or 42%. The increase was primarily due to the increase in the number of class starts year-over-year.
Aspen University instructional costs and services represented 18% of Aspen University revenues for the nine months ended January 31, 2020, while USU instructional costs and services equaled 25% of USU revenues over the same period.
Marketing and Promotional
Marketing and promotional costs for the nine months ended January 31, 2020 were $6,755,983 or 19% of revenues compared to $6,759,065 or 28% of revenues for the nine months ended January 31, 2019, a decrease of $3,082 or 0%.
Aspen University marketing and promotional costs represented 18% of Aspen University revenues for the nine months ended January 31, 2020, while USU marketing and promotional costs equaled 14% of USU revenues for the same period.
AGI corporate marketing expenses equaled $728,738 for the nine months ended January 31, 2020 compared to $651,715 for the nine months ended January 31, 2019, an increase of $77,024 or 12%.

Gross profit rose to 59% of revenues or $20,497,673 for the nine months ended January 31, 2020, or $11,615,655 for the nine months ended January 31, 2019, an increase of 76% year over year.
Aspen University gross profit represented 61% of Aspen University revenues for the nine months ended January 31, 2020, and USU gross profit equaled 61% of USU revenues during the same period.
Costs and Expenses
General and Administrative
General and administrative costs for the nine months ended January 31, 2020 were $23,264,447 or 67% of revenues compared to $18,318,061 or 77% of revenues during the nine months ended January 31, 2019, an increase of $4,946,386, or 27%. The increase in expense is consistent with our long term expectations that general and administrative costs will grow at approximately half the rate of revenues. There is a portion of these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.
Note that AGI recorded $0.8 million of one-time G&A expense items in the quarter, primarily related to the January 2020 equity financing and the CFO transition. Excluding those one-time items, G&A would have increased year-over-year by only $4,508,948, meaning that G&A would have grown at 25% year-over-year.
Aspen University general and administrative costs which are included in the above amount represented 44% of Aspen University revenues for the nine months ended January 31, 2020, while USU general and administrative costs equaled 57% of USU revenues for the same period.
AGI’s general and administrative costs for the nine months ended January 31, 2020 and January 31, 2019 are included in the above amounts equaled $6,665,521 and $4,409,628, respectively, include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and IR), as well as one-time expense items in the quarter, primarily related to the January 2020 equity financing and the CFO transition.
Depreciation and Amortization
Depreciation and amortization costs for the nine months ended January 31, 2020 increased to $1,710,192 from $1,577,464 for the nine months ended January 31, 2019, an increase of $132,728, or 8%. The increase in depreciation expense is mainly due to additional investment in company developed software, partially offset by a decrease in amortization expense at USU from the AGI acquisition back in late 2017. Moreover, AGI has made capital investments in the Phoenix campuses and will invest in other campus locations that will cause depreciation expense to continue to increase in the near future.
Operating Income and Loss
The Company reported an operating loss of $(3,696,873) during the nine months ended January 31, 2020 as compared to $(7,749,137) for the nine months ended January 31, 2019, a decrease in the loss of $4,052,264, or 52% improvement.
Aspen University generated approximately $4.1 million of operating income for the nine months ended January 31, 2020. Note that Aspen’s Pre-Licensure BSN program accounted for $1.1 million of the $4.1 million operating income generated at Aspen University (including $0.5 million in Q3), becoming the highest margin unit of the Company. USU incurred $(340,114) of operating loss during the nine months ended January 31, 2020, while AGI corporate incurred approximately $(7.4) million of operating expenses for the nine months ended January 31, 2020.
Other Income (Expense)
Other income/(expense), net for the nine months ended January 31, 2020 decreased to $(1,235,121) from $80,842 for the nine months ended January 31, 2019, a decrease of $(1,315,963). The other expense in 2020 is primarily due to interest expense and the write-off of debt discount in connection with a debt extinguishment related to issued Convertible Debt on January 22, 2020. The write-off was approximately $200,000 and included in one-time expense items.
Income Taxes
Income taxes expense for the nine months ended January 31, 2020 were $62,508 compared to $0 in for the nine months ended January 31, 2019. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
Net Loss
Net loss applicable to stockholders was $(4,994,502), or net loss per basic share of $(0.26) for the nine months ended January 31, 2020 as compared to $(7,668,295), or net loss per basic share of $(0.42) for the nine months ended January 31, 2019, a decrease in loss of $2,673,793, or 35% improvement.
Definition of Non-GAAP Financial Measures
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
Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. It is important to note that there were $1,010,124 of non-recurring charges for the fiscal quarter ended January 31, 2020 compared to $83,174 in the fiscal quarter ended January 31, 2019, and $1,143,072 of non-recurring charges for the nine months ended January 31, 2020 compared to $390,711 for the nine months ended January 31, 2019. These non-recurring charges, included non-cash stock based compensation that were one-time charges and are not included in stock-based compensation, cash based compensation and amortization expense from writing off debt that were one-time charges. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.
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
The following table presents a reconciliation of Net loss allocable to common shareholders to Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net loss	$(2,281,052)	$(2,355,940)	$(4,994,502)	$(7,668,295)
Interest income (expense), net	570,020	(241,607)	1,416,784	(159,332)
Taxes	98,173	315,856	243,035	325,132
Depreciation and amortization	475,393	555,292	1,710,192	1,577,464
EBITDA (loss)	(1,137,466)	(1,726,399)	(1,624,491)	(5,925,031)
Bad debt expense	2,547	187,178	651,205	480,067
Non-recurring charges*	1,010,124	83,174	1,143,072	390,711
Stock-based compensation	347,210	350,838	1,341,245	866,129
Adjusted EBITDA Profit/(Loss)	$222,415	$(1,105,209)	$1,511,031	$(4,188,124)
_____________________

*Non-recurring charges include one-time expenses related to stock-based compensation for the three and nine months ended January 31, 2020.
For the Three Months Ended January 31, 2020 (Fiscal 2020 Q3) Compared to the Three Months Ended January 31, 2019 (Fiscal 2019 Q3)
The Company reported Adjusted EBITDA of $222,415 for the Fiscal 2020 Q3 as compared to an Adjusted EBITDA loss of $(1,105,209) for the Fiscal 2019 Q3, an improvement of >100%.
Aspen University generated $1.3 million of net income and $1.9 million of Adjusted EBITDA for the Fiscal 2020 Q3 as compared to approximately net income of $0.4 million and $0.9 million of Adjusted EBITDA for the Fiscal 2019 Q3.
USU generated net income of $40,028 and $0.25 million of Adjusted EBITDA for the Fiscal 2020 Q3 as compared to a net loss of $(0.9) million and an Adjusted EBITDA loss of approximately $(0.5) million during the Fiscal 2019 Q3.
Aspen Group corporate incurred an Adjusted EBITDA loss of ($1.9) million during the Fiscal 2020 Q3, which reflects $1.0 million of one-time expense items, as compared to an Adjusted EBITDA loss of ($1.5) million during the Fiscal 2019 Q3, which reflected $0.4 million of one-time expenses.
For the Nine Months Ended January 31, 2020 (Fiscal Year 2020 Q3) Compared to the Nine Months Ended January 31, 2019 (Fiscal Year 2019 Q3)
The Company reported Adjusted EBITDA of $1,511,031 for the nine months ended January 31, 2020 as compared to an Adjusted EBITDA loss of $(4,188,124) for the nine months ended January 31, 2019, an improvement of >100%.
Aspen University generated $4.0 million of net income and $6.0 million of Adjusted EBITDA for the nine months ended January 31, 2020 as compared to approximately net income of $0.8 million and $2.1 million of Adjusted EBITDA for the nine months ended January 31, 2019.
USU incurred a net loss of $(0.2) million and $(0.8) million of Adjusted EBITDA for the nine months ended January 31, 2020 as compared to a net loss of $(3.3) million and an Adjusted EBITDA loss of approximately $(2.1) million for the nine months ended January 31, 2019.
Aspen Group corporate incurred an Adjusted EBITDA loss of ($5.2) million for the nine months ended January 31, 2020, which reflects $1.1 million of one-time expense items, as compared to an Adjusted EBITDA loss of ($4.2) million for the nine months ended January 31, 2019 ,which reflected $0.4 million of one-time expenses.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Nine Months Ended January 31,
	2020	2019
Net cash used in operating activities	$(3,825,265)	$(7,430,550)
Net cash used in investing activities	(1,940,879)	(1,962,899)
Net cash provided by (used in) financing activities	16,767,411	(1,019,689)
Net increase (decrease) in cash	$11,001,267	$(10,413,138)
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended January 31, 2020 totaled $(3,825,265) and resulted primarily from the net loss of $(4,994,502) and a net change in operating assets and liabilities of $(3,375,031), partially offset by $4,544,268 in non-cash items.  The net loss included $1,424,607 for interest expense. The most significant changes in operating assets and liabilities was an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of approximately $7.1 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan and an increase in deferred revenue related to the timing of class starts. The most significant non-cash items were depreciation and amortization expense of approximately $1.7 million and stock-based compensation expense of approximately $1.8 million.

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
Net cash used in operating activities for the nine months ended January 31, 2019 totaled $(7,430,550) and resulted primarily from the net loss of $(7,668,295), partially offset by $2,956,601 in non-cash items and $2,718,856 decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $4,209,576 which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $1,577,464 and stock-based compensation expense of $866,129.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended January 31, 2020 totaled $(1,940,879) mostly attributed to investments in Company developed software, instructional and computer equipment.
Net cash used in investing activities for the nine months ended January 31, 2019 totaled $(1,962,899) mostly attributed to investments in the purchase of property and equipment as we build up our campus.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended January 31, 2020 totaled $16,767,411 which reflects $16,044,879 of proceeds from the sale of common stock, net of under writer costs and $768,381 of proceeds from the exercise of stock options and warrants, partially offset by $(51,282) of disbursements for equity offering costs.
Net cash used in financing activities for the nine months ended January 31, 2019 totaled $(1,019,689), which reflects the repayment of a portion of the Convertible Note, partially offset by stock option exercise proceeds net of payment of offering costs.
Liquidity and Capital Resources
On January 23, 2020, the Company issued $5 million convertible notes to each of two lenders in exchange for the two $5 million notes due under term loans entered into in 2019. The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million. On January 22, 2020, the Company closed on an underwritten offering under which the net proceeds were approximately $16 million and the condition precedent to the closing of the refinancing was satisfied.
The Company had cash deposits of approximately $19.1 million on March 6, 2020, excluding $456,211 of restricted cash. Following quarter end, the Company made payments totaling approximately $1.1 million for capital expenditures related to our campus expansion strategy. In addition to its cash, the Company also has access to the $5 million Revolving Credit Facility, which is unused. The Company expects that its cash resources will be sufficient to meet its working capital needs for the foreseeable feature.
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
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenue growth, the expectations from highest LTV programs, the impact of bookings, the expected future effect of seasonality on our operating results, the Pre-Licensure BSN program campus expansion plans, the expected timing of launching of, and anticipated capital expenditures and other costs related to, new campuses, and collection of our accounts receivable. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include continued high demand for nurses, the continued effectiveness of our marketing efforts, unanticipated issues with, and delays in, launching our third and fourth campuses, future U.S. economic conditions and the impact on our enrollments and our students ability to make monthly payment plan payments, the failure of our students to meet minimum NCLEX scores required by applicable states, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risk factors affecting our business is contained in our filings with the SEC, including our Prospectus Supplement dated January 17, 2020 and our Annual Report on Form 10-K for the year ended April 30, 2019, as updated by the Quarterly Report on Form 10-Q for the three months ended July 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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
ITEM 1A. RISK FACTORS
Not applicable to smaller reporting companies. However, the Company did add a risk factor in its Quarterly Report on Form 10-Q for the three months ended July 31, 2019 and included certain risk factors in its Prospectus Supplement dated January 17, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 23, 2020, the Company issued $5 million convertible notes to each of two accredited investors in exchange for the two $5 million notes due under term loans entered into in 2019. The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million which was satisfied on January 22, 2020, when the Company closed on an underwritten offering under which the net proceeds were approximately $16 million.

The key terms of these convertible notes are as follows:

•After six months from the issuance date, the lenders have the right to convert the principal into our shares of the Company’s common stock at a conversion price of $7.15 per share;
•The convertible notes automatically convert into shares of the Company’s common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period;
•The convertible notes are due January 23, 2023;
•The interest rate of the convertible notes is 7% per annum (payable monthly in arrears) compared to 12% under the term loans; and
•The convertible notes are secured.

The former notes under the term loans were due in September 2020 and were subject to a one-year extension and the payment of an extension fee for each note of $50,000 (total of $100,000). The Company also paid each lender $40,400 at closing of the convertible notes to cover taxes they will incur as part of the note exchange and agreed to pay their legal fees arising from the re-financing. Effective upon issuance of the convertible notes, the existing notes under the term loans were cancelled and no amounts remain outstanding under the term loans.

In connection with refinancing of the term loans, on January 23, 2020, the Company also entered into an Investors/Registration Rights Agreement with the lenders whereby, upon request of the lenders on or after June 22, 2020, the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the convertible notes.

The convertible note exchange and refinancing was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aspen Group, Inc.

March 10, 2020	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

March 10, 2020	By:	/s/ Frank J. Cotroneo
Frank J. Cotroneo Chief Financial Officer (Principal Financial Officer)

March 10, 2020	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Securities Purchase Agreement, dated as of July 19, 2018, by and between Aspen Group, Inc. and ESL	8-K	7/19/18	10.1
10.2	Form of Term Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.1
10.3	Form of Loan Agreement, dated March 6, 2019	10-Q	3/11/19	10.2
10.4	Form of Intercreditor Agreement, dated March 6, 2019	10-Q	3/11/19	10.3
10.5	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019	10-Q	3/11/19	10.4
10.6	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/19	10.5
10.7	Form of Loan Agreement dated January 15, 2020				Filed
10.8	Underwriting Agreement between Aspen Group, Inc. and Canaccord Genuity LLC, dated January 17, 2020	8-K	1/17/20	1.1
10.9	Form of Amended and Restated Convertible Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/20	10.1
10.10	Form of Amended and Restated Revolving Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/20	10.2
10.11	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/20	10.3
10.12	Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF14A	10/31/18	Annex A
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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