Form 10-K
period 2020-04-30
ASPEN GROUP, INC.
filed 2020-07-07
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $108 million based on a closing price of $6.25 on October 31, 2019.
The number of shares outstanding of the registrant’s classes of common stock, as of July 2, 2020 was 22,240,993 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
ITEM 1. BUSINESS.
Aspen Group, Inc. (together with its subsidiaries, the "Company" or "AGI") is an education technology holding company. AGI has five subsidiaries, Aspen University Inc. ("Aspen University" or AUI") organized in 1987, Aspen Nursing of Arizona, Inc. ("ANAI"), Aspen Nursing of Florida, Inc. ("ANFI"), Aspen Nursing of Texas, Inc. ("ANTI"), and United States University Inc. ("United States University" or "USU"). ANAI, ANFI and ANTI are subsidiaries of Aspen University Inc.
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
Description of Business
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2020, 9,710 of 11,444 or 85% of all students across both universities are degree-seeking nursing students.
In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online associate and most bachelor students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan are offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year of the two-year FNP program in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).

The Company focused its growth capital over the past fiscal year almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs.
Pre-Licensure Bachelor of Science in Nursing (BSN)
Aspen University offers a Pre-Licensure Bachelor of Science in Nursing degree program (the “Pre-Licensure BSN Program”). This innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses $325/credit hour for online core nursing courses, and $495 for core clinical courses. For students with no prior college credits, the total cost of attendance is less than $50,000.

Phoenix, AZ, Campuses

Aspen University began offering the Pre-Licensure BSN program in July 2018 at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March) and evening/weekend (January, May, September) terms, equaling six term starts per year. Aspen University opened a second campus in the Phoenix metropolitan area in partnership with HonorHealth under a memorandum of understanding entered into in July 2018. The initial term at HonorHealth began in September 2019.
Future Campuses

Aspen University announced in February 2020 the signing of definitive lease agreements for two new Aspen University Pre-Licensure BSN campus locations in Tampa, Florida and Austin, Texas.

Tampa, FL

Aspen University has executed a definitive lease agreement for 10 years to occupy approximately 30,000 square feet (Suites 150 and 450) of the Tampa Oaks I property located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day.

Aspen University has executed a clinical affiliation agreement with Bayfront Health, a regional network of seven hospitals and over 1,900 staff medical professionals serving the residents of Florida’s Gulf Coast to provide required clinical placements for its nursing students. In addition, clinical affiliation agreements have been signed in the Tampa metropolitan area with John Hopkins All Children’s Hospital, Inc., Care Connections at Home, Global Nurse Network, LLC and The American National Red Cross.

Prior to commencing its campus operations, Aspen University is required to obtain approval from the Florida Board of Nursing which has been received. It also requires approval from the Florida Commission for Independent Education which has its next meeting scheduled in late July 2020. Aspen University is targeting to begin its first term at Tampa Oaks I in November, 2020.

Austin, TX

Aspen University has executed a definitive lease agreement for eight years to occupy approximately 22,000 square feet in a portion of the first floor of the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the Austin suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,362 cars per day.

Aspen University has executed a clinical affiliation agreement with Baylor Scott & White Health – Central division, the largest not-for-profit healthcare system in Texas and one of the largest in the United States. Baylor Scott & White Health includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.

Aspen University has received regulatory approval from the Texas Higher Education Coordinating Board and a regulatory exemption from the Texas Workforce Commission. Required approval from the Texas Board of Nursing is pending its meeting scheduled for later in July 2020.

Effective August 1, 2020, Aspen University has executed a sublease to take over the remaining 20-month lease held by sublandlord National American University (NAU) to occupy their campus of approximately 7,200 square feet in the Austin suburb of Georgetown, Texas. This campus is approximately 10 miles north of Aspen’s future Frontera Crossing campus in the Austin suburb of Round Rock. In exchange, Aspen University as subtenant, at no additional cost, has the right to utilize all the existing furniture, fixtures and equipment owned by sublandlord and will convey all such furniture, fixtures and equipment to Aspen via a bill of sale for $10.00. Aspen University is targeting to commence its first term in September 2020 and will share the campus with NAU until February 2021 when NAU will have completed the teach-out of their remaining 12 nursing students.

USU Master of Science in Nursing-Family Nurse Practitioner (MSN-FNP)

USU offers a number of nursing degree programs and other degree programs in health sciences, business & technology and education. Its primary enrollment program is its MSN-FNP which is designed for BSN-prepared registered nurses who are seeking a Nurse Practitioner license. The MSN-FNP is an online-hybrid 50-credit degree program with 100% of the curriculum online, including the curricular component to complete 540 clinical and 32 lab hours.

While stimulation/immersion lab hours to date have been done at USU’s San Diego facility, the rapid growth of the MSN-FNP program has caused AGI to plan to expand for lab immersions in multiple locations across the United States. For example, the Company has leased an additional suite on the ground floor of its main campus facility in Phoenix (by the airport) to begin offering weekend immersions for MSN-FNP students in Phoenix, in addition to San Diego. We expect this additional clinical facility in Phoenix to be open this coming September.

Moreover, AGI's future plans call for the build-out of, on average, 10 exam rooms that will occupy approximately 3,000 square feet in each of its pre-licensure metropolitan areas for USU to implement immersions for its MSN-FNP program. As a result, following regulatory approvals, by the end of calendar year 2020, lab immersions are planned to be conducted in four metropolitan areas for USU MSN-FNP students: San Diego, Phoenix, Austin and Tampa.
On July 7, 2020, the Company announced an affiliation partnership with American-Advanced Practice Network (A-APN), a national clinical network for advanced practice nurses that provides comprehensive health care and nursing services at its outpatient centers and clinical facilities throughout the U.S.
A-APN offers independent nurse practitioners (NPs) a unique, multi-state network or "group practice without walls" with best-in-class technology and business support. A-APN was created for and by NPs. Rural and remote members of the network have nationwide, trusted peer cross-coverage for patients. A-APN members deliver clinical care using CareSpan's Digital Care Delivery platform, facilitating care delivery in-person, or at a distance. The platform includes diagnostics, EMR, e-prescribing, remote monitoring, and dynamic documentation.
Through this affiliation, A-APN will appoint an Educational Coordinator to work with USU’s Office of Field Experience to place USU MSN-FNP students with qualified, experienced NP preceptors. We expect that this telehealth partnership will enable MSN-FNP students to complete their required direct care clinical hours with A-APN throughout the COVID-19 crisis and thereafter. As a benefit, the Company does not anticipate any delays to their projected graduation dates.

Accreditation
Since 1993, Aspen University has been nationally accredited by the Distance Education Accrediting Commission ("DEAC"), a national accrediting agency recognized by the United States Department of Education ("DOE") and the Council for Higher Education Accreditation ("CHEA"). On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.
Since 2009, USU has been regionally accredited by WASC Senior College and University Commission ("WSCUC"), a regional accrediting agency recognized by the United States Department of Education ("DOE") and the Council for Higher Education Accreditation ("CHEA"). Its current accreditation period extends through 2022.
As a result of their respective accreditations, both universities are qualified to participate under the Higher Education Act of 1965 ("HEA") and the Federal student financial assistance programs (Title IV, HEA programs).
Our operations are organized in one reporting segment.
Competitive Strengths - We believe that we have the following competitive strengths:
Proprietary Education Technology Platform – Traditionally, a University or Online Program Manager (OPM) offering online education has three core systems that serve as the backbone of their technology stack: (i) a Customer Relationship Management (CRM) system used by the enrollment team to manage prospective students; (ii) a student information system (or SIS) that the university uses to manage its student body, and (iii) a learning management system (or LMS) which serves as the online classroom.

In each of these categories, there are a number of software as a service ("SaaS") companies that offer solutions for higher education. Most universities and OPMs license one or all of these systems. In studying these systems, we concluded that there was no reasonable way to have these three separately licensed systems fluently talk to each other to achieve our end goal of having real-time data on every aspect of a students’ career – whether it be academic in nature or personal, financial or other behavioral issues.

As a result, several years ago we built an in-house Student Information System and connected it to our Learning Management System, D2L. We subsequently built and launched the first phase of an in-house CRM system that was designed for the enrollment departments at Aspen University and USU.

The first-phase CRM included an algorithm that recommends to Enrollment Advisors (EAs), in priority order, what follow-up calls should be made in a given day to complete the enrollment process for prospective students in that given EAs database. The algorithm was created by studying the daily habits and activities of the three most productive EAs in AGI history. This recommendation engine then automatically updates in real-time after each follow-up/action is conducted by an EA. To our knowledge, these advanced features are not offered by any CRM software company in the industry. This recommendation engine has boosted our lead conversion rates to approximately 12% vs. 10% prior to launch. That is phase one of our in-house CRM, but the true breakthrough technology is targeted in phase two.

Phase two is designed to achieve materially higher persistence rates among our student body, and is targeted to be launched late in calendar year 2021. We believe the biggest persistence challenge among the growing population of fully-online students in the U.S. is the lack of timely student support.

Specifically, students struggle in many different ways during their academic career (academic, financial, personal, and time management, to name a few) and institutions and OPMs lack the ability to obtain timely information on how students are performing and the struggles they are experiencing across all of these areas, and then provide timely student support to overcome these issues. Our CRM is intended to turn our student services departments into a proactive student support group vs. traditional student services departments that simply react to student issues in a defensive manner (often times when it is too late). Specifically, our CRM when completed will alert an Academic Advisor when an at-risk event occurs, in real-time, so the advisor can contact the student to discuss ways to mitigate or solve the issue.

Our in-house CRM, when completed, does not exist in the higher education market and we believe it will drive industry-leading persistence rates and therefore higher LTVs over time. More importantly, this holds promise to deliver better student outcomes meaning higher graduation rates and therefore higher returns on students’ education investments.
Emphasis on Online Education - The curriculum for all courses at AGI's universities are designed primarily for online delivery. Two nursing degree programs at AGI's universities require clinical practice: Aspen University's pre-licensure BSN hybrid (online/on-campus) nursing program and USU’s hybrid (online/on-campus) MSN-FNP program. In addition, USU's Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks require field experience/student teaching. Online, we provide students the flexibility to study and interact at times that suit their schedules. We design our online/on-campus sessions and materials to be interactive, dynamic and user friendly.
Debt Minimization - We are committed to offering among the lowest tuition rates in the sector, which to date has alleviated the need for a significant majority of our students to take out federal financial aid loans to fund their tuition and fees requirements.
Commitment to Academic Excellence - We are committed to continuously improving our academic programs and services, as evidenced by the level of attention and resources we apply to instruction and educational support. We are committed to achieving high course completion and graduation rates compared to competitive distance learning, for-profit schools. Regular and substantive interaction and one-on-one student contact with our highly experienced faculty brings knowledge and great perspective to the learning experience. Faculty members are available by telephone, video conference and email to answer questions, discuss assignments and provide help and encouragement to our students.
Highly Scalable and Profitable Business Model - We believe our education model, our relatively low student acquisition costs, and our flexible faculty cost model enable us to expand our operating margins. As we increase student enrollments, we are able to scale our online business on a variable basis through growing the number of adjunct faculty members after we reach certain enrollment metrics (not before). A single adjunct faculty member can work with as little as one student or as many as 50 at any given time.
We also believe our hybrid Pre-Licensure BSN Program has significant potential since there are large waiting lists of applicants at many public universities that offer pre-licensure BSN programs in major U.S. metropolitan areas. According to AACN’s report on 2018-2019 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 75,029 qualified applicants from baccalaureate and graduate nursing programs in 2018 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors, and budget constraints.
(https://www.aacnnursing.org/Portals/42/News/Factsheets/Faculty-Shortage-Factsheet.pdf?ver=2019-04-02-160735-400)

Our experience in the Phoenix metropolitan area has confirmed the existence of a backlog. Throughout our second full fiscal year (FY’20) marketing the program, Aspen University increased its active student body from 396 to 1,521 in its Pre-Licensure BSN Program in the Phoenix metropolitan area.
“One Student at a Time” Personal Care - We are committed to providing our students with highly responsive and personal individualized support. Every student is assigned an Academic Advisor who becomes an advocate for the student’s success. Our one-on-one approach assures contact with faculty members when a student needs it and monitoring to keep them on course. Our administrative staff is readily available to answer any questions and work with a student from initial interest through the application process and enrollment, and most importantly while the student is pursuing their studies.
Admissions

In considering candidates for acceptance into any of our certificate or degree programs, we look for those who are serious about pursuing – or advancing in – a professional career, and who want to be both prepared and academically challenged in the process. We strive to maintain the highest standards of academic excellence, while maintaining a friendly learning environment designed for educational, personal and professional success. A desire to meet those standards is a prerequisite. Because our programs are designed for self-directed learners, successful students have a basic understanding of time management principles and practices, as well as good writing and research skills. Admission to Aspen University is based on a thorough assessment of each applicant’s potential to complete the program successfully.
Industry Overview
According to Department of Education reports, among college students that study exclusively online, public and private not-for-profits represent the majority of students -- 79% of the total in fall 2017. All of the online growth since fall 2012 came at not-for-profit schools, as online enrollment fell at for-profit schools during this period, decreasing private for-profit institutions’ market share to 21% of total online enrollment from 35% in fall 2012. However, for those that do attend for-profit institutions, the bulk of those students attend online. As of fall 2017 (2017-2018 school year), nearly 60% of students attending private for-profit institutions did so online.
Competition
According to the 2018 Digest of Education Statistics (nces.ed.gov), there are more than 4,600 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are universities that primarily enroll online students. Our primarily online university competitors include: American Public Education, Inc. (Nasdaq: APEI), Adtalem Global Education (NYSE: ATGE), Apollo Education Group, Inc. (Nasdaq: APOL), Grand Canyon Education, Inc. (Nasdaq: LOPE), and Strategic Education, Inc. (Nasdaq: STRA).
We believe that these competitors have degreed enrollments ranging from approximately 38,000 to over 100,000 students. As of April 30, 2020, AGI had 11,444 active degree-seeking students enrolled. Because of the current COVID-19 pandemic, we may face more online competition in the future.
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
We also compete with public and private degree-granting regionally and nationally accredited universities. An increasing number of universities enroll working students in addition to the traditional 18 to 24-year-old students, and we expect that these universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. We believe that the primary factors on which we compete are the following:
•Active and relevant curriculum that considers the needs of employers;
•The ability to provide flexible and convenient access to programs and classes;
•Cost of the program;
•High-quality courses and services;
•Comprehensive student support services;
•Breadth of programs offered;
•The time necessary to earn a degree;
•Qualified and experienced faculty;
•Reputation of the institution and its programs;
•The variety of geographic locations of campuses;
•Name recognition; and
•Convenience.
Academics
Aspen University
School of Nursing and Health Sciences

School of Education
School of Business and Technology
School of Arts and Sciences
United States University
College of Nursing and Health Sciences
College of Business and Technology
College of Education
Extended Studies
Sales and Marketing
Following Mr. Michael Mathews becoming our Chief Executive Officer in May 2011, Mr. Mathews and his team made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about our Internet marketing program is that we have not used and have no plans in the near future to acquire non-branded, non-exclusive leads from third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads that are branded and exclusive in nature, and those leads are both non-branded and non-exclusive in addition to exclusive branded leads. Our executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow us to cost-effectively drive all prospective student leads that are branded and exclusive in nature.
We have invested in our technology infrastructure and believe our education technology platform enables us to provide lower costs per enrollment. Additionally, in connection with the launch of the BSN Pre-Licensure Program in Phoenix, AZ, Aspen University has begun to augment its Internet advertising campaigns with local radio spots in the Phoenix metropolitan area. To date, we have found that our enrollment costs per student are lower in this program than our other degree programs at AGI.
Employees
As of June 15, 2020, we had 319 full-time employees, and 511 adjunct professors, who are part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.
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
Available Information
Our corporate website is www.aspu.com. On our website under "SEC Filings", we make available access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge.
Regulation
Regulatory Environment
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

To participate in Title IV Programs, a school must, among other things, be:
•Authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado, Arizona and California) or otherwise have a physical presence as defined by the state and meet the state education agency requirements to legally offer postsecondary distance education in any state in which the school is not physically located;
•Accredited by an accrediting agency recognized by the Secretary of DOE; and
•Certified as an eligible institution by DOE.

Collectively, state education agencies, accrediting agencies, and the DOE comprise the higher education regulatory triad.
We cannot predict the actions that any entity in the higher education regulatory triad, Congress, or Administration may take or their effect on our schools.

State Authorization

As institutions of higher education that grant degrees and certificates, we are required to be authorized by applicable state education authorities which exercise regulatory oversight of our schools. In addition, in order to participate in the Title IV Programs, we must be authorized by the applicable state education agencies.

Because we are subject to extensive regulations by the states in which we become authorized or licensed to operate, we must abide by state laws that typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of DOE. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations, which in turn would result in a loss of accreditation and access to Title IV funds.

On February 22, 2019, members of the California Assembly proposed a legislative package of seven bills that would increase regulatory compliance requirements for institutions that are approved by the -California Bureau. A modified form of the legislative package passed out of the California Assembly but the most onerous provisions of the bills were amended, and in one case, the bill did not make it out of committee. Only three of the original seven bills made it through the California Senate and were signed into law. The final bills impact the calculation of the Student Tuition Recovery Fund, create additional reporting requirements around graduate job placement, and change the process for out-of-state institutions to register their online programs in California. While the other, more onerous, bills did not make it out of the Legislature, we cannot predict whether the same provisions will resurface in future legislative packages.

Licensure of Physical Locations

The Higher Education Opportunity Act (HEOA) and certain state laws require our institutions to be legally authorized to provide educational programs in states in which our schools have a physical location or otherwise have a physical presence as defined by the state. Aspen University is authorized to provide educational programs in Colorado by the Colorado Department of Higher Education (“Colorado Department”) and Arizona State Board for Private Postsecondary Education (“Arizona Board”). USU is authorized to provide educational programs in California by the California Bureau for Private Postsecondary Education (“California Bureau”). Failure to comply with state requirements could result in Aspen University losing its authorization from the Colorado Department or Arizona Board, and USU losing its authorization from the California Bureau. In such event, the schools would lose their eligibility to participate in Title IV Programs, or their ability to offer certain educational programs, any of which may force us to cease the school’s operations.

Additionally, Aspen University, ANI and USU are Delaware corporations. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen University received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware; we are currently in the renewal process. On June 6, 2018, the Delaware DOE granted an initial operating license to United States University until June 30, 2023.

Licensure of Online Programs
On December 19, 2016, DOE issued regulations regarding state authorization of distance education (the “2016 regulations”) that were originally scheduled to go into effect on July 1, 2018. Under the 2016 regulations, Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, must meet any state requirements to offer postsecondary education to students in that state and provide specific consumer disclosures regarding educational programs. Under the 2016 regulations, an institution may meet state requirements by seeking authorization from the state or (in all states other than California) through a state authorization reciprocity agreement. The 2016 regulations required an institution to document state approval for distance education if requested by DOE.
On May 25, 2018, the DOE published an announcement in the Federal Register (the “Notice”) that proposed a two-year delay, until July 1, 2020, of the effective date of the 2016 regulations, and on July 3, 2018, the DOE’s delay of the 2016 regulations took effect. In April 2019, a U.S. District Court judge determined that the delay to July 1, 2020 was improper, and ordered the 2016 regulations had taken effect on May 26, 2019. The DOE appealed this decision, but ultimately announced on July 29, 2019 that the 2016 regulations had taken effect on May 26, 2019.

On July 31, 2018, the DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the 2016 regulations. The Committee convened for several meetings from January to April 2019. On June 12, 2019, the DOE published a notice of proposed rulemaking, which included proposed regulations that would supplant the 2016 regulations. The DOE released final regulations on accreditation and state authorization of distance education on November 1, 2019, which took effect July 1, 2020 (the “Final Regulations”). Like the 2016 regulations, the Final Regulations require Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, to meet any state requirements to offer postsecondary education to students who are located in that state.

Under the Final Regulations, institutions may meet the authorization requirements by obtaining such authorization directly from any state that requires it or through a state authorization reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”). SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a National Council (“NC-SARA”) and administered by four regional education compacts.

Aspen University is an approved institutional participant in NC-SARA. There is an annual renewal for participating in NC-SARA and the state-level agency, in Aspen University’s case CO-SARA, and institutions must agree to meet certain requirements to participate. The only state that does not participate in SARA is California and it has imposed regulatory requirements on out-of-state educational institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. Aspen University is registered as an out-of-state institution with California until February 28, 2021. Aspen University currently enrolls students in all 50 states. While we do not believe that any of the states in which our schools are currently licensed or authorized, other than Colorado, Arizona and California, is individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Because USU is based in California, which does not participate in NC-SARA, USU must obtain authorization in every state in which it intends to market and enroll online students, which was the standard method prior to the formation of NC-SARA. USU is currently authorized to offer one or more programs in 42 states and is in the application development process with 8 additional states and the District of Columbia. USU maintains its state authorizations through annual reporting and required renewals.

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

Accreditation
Aspen University is institutionally accredited by the DEAC, a national accrediting agency recognized by CHEA and the DOE, and USU is institutionally accredited by WSCUC, a regional accrediting agency recognized by CHEA and the DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.
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
Moreover, institutional accreditation awarded from an accrediting agency recognized by DOE is necessary for eligibility to participate in the Title IV Programs. As part of the Final Regulations published on November 1, 2019, and which take effect July 1, 2020, the DOE amended regulations relating to the recognition of accrediting agencies. The Final Regulations amend the DOE’s process for recognition and review of accrediting agencies, including the criteria used by the DOE to recognize accrediting agencies, and the DOE’s requirements for accrediting agencies’ policies and standards that are applied to institutions and programs. From time to time, accrediting agencies adopt or make changes to their policies, procedures and standards. If our schools fail to comply with any of these requirements, the non-complying school’s accreditation status could be at risk.
In addition to institutional accreditation, there are numerous specialized accreditors that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. USU’s and Aspen University’s baccalaureate and master’s degree programs in nursing are accredited by the Commission on Collegiate Nursing Education (CCNE) and Aspen University’s doctoral nursing degree is currently CCNE-accredited. CCNE is officially recognized by CHEA and the DOE and provides accreditation for nursing programs. Accreditation by CCNE signifies that those programs have met the additional standards of that agency. We are also pleased that Aspen University’s School of Business and Technology has been awarded the status of Candidate for Accreditation by the International Accreditation Council for Business Education (IACBE) for its baccalaureate and master’s business programs. Finally, USU’s Bachelor of Arts in Liberal Studies has two Teacher Credentialing tracks: (1) Multiple Subject Credential Preparation track for students in California interested in teaching at the TK-6 level, and (2) General track for students interested in exploring a variety of topics, transfer students, or students outside of California. Both tracks are approved by the California Commission on Teacher Credentialing (CTC).
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

State Professional Licensure
States have specific requirements that an individual must satisfy in order to be licensed or certified as a professional in specific fields. For example, graduates from some USU and Aspen University nursing programs often seek professional licensure in their field because they are legally required to do so in order to work in that field or because obtaining licensure enhances employment opportunities. Success in obtaining licensure depends on several factors, including each individual’s personal and professional qualifications as well as other factors related to the degree or program completed, including but not necessarily limited to:
•whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
•whether the program from which the applicant graduated meets all state requirements; and
•whether the institution and/or the program is accredited by a CHEA and DOE-recognized agency.
Professional licensure and certification requirements can vary by state and may change over time.
In addition, the Final Regulations that take effect July 1, 2020 require institutions to make readily available disclosures to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements for that professional license or certification. These disclosures apply to both on-ground and online programs that lead to professional licensure or certification or are advertised as leading to professional licensure or certification. Under the Final Regulations, institutions must determine the state in which current and prospective students are located, and then must: (1) determine whether such program’s curriculum meets the educational requirements for licensure or certification in that state; (2) determine whether such program’s curriculum does not meet the educational requirements for licensure or certification in that state; or (3) choose not to make a determination as to whether such program’s curriculum meets the educational requirements for licensure or certification in that state. Institutions must also provide direct disclosures in writing to prospective students and current students under certain circumstances. Institutions must provide direct disclosures in writing to prospective students if the institution has determined the program in which the student intends to enroll does not meet the educational requirements for licensure or certification in the state in which the student is located or if the institution has not made any determination. Institutions must provide direct disclosures in writing to current students, but only if the institution has determined the program in which the student is enrolled does not meet the educational requirements for licensure in the state in which the student is located.
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
Our institutional missions manifest themselves through offering students the opportunity to fund their education without relying solely on student loans. In March 2014, Aspen University launched a $250 monthly payment plan for associate and bachelor degree students and a $325 monthly payment plan for master’s degree students, and subsequently a $375 monthly payment plan for doctoral students. The monthly payment plan is available to all Aspen University and United States University students except those in the Aspen University BSN Pre-licensure program.  Note that effective August 2019, new student enrollments for USU’s FNP monthly payment plan are offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year in which students complete their clinical courses (approximate cost of $18,000) will be required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).
Currently, 62% of Aspen University students utilize monthly payment options, including the monthly payment plan or the installment plan. In 2017, USU implemented these monthly payment options and currently has 65% of its students utilizing them.
When Aspen University students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. USU students are eligible for the same, plus Federal Work Study and Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2020, approximately 28% of Aspen University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen University students self-finance all or a portion of their education. For the fiscal year ended April 30, 2020, approximately 20% of United States University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs.
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
Federal Rulemaking. On July 31, 2018, DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to prepare proposed regulations for Title IV Programs. From January 2019 to April 2019, the Committee met to consider proposed regulations on a variety of topics including the following:
•Criteria used by the Secretary of the DOE to recognize accrediting agencies;
•Clarification of the primary functions and responsibilities of accrediting agencies, state education agencies, and DOE;
•Clarification of permissible arrangements between institutions and other organizations to provide a portion of an education program;
•Revisions to rules related to distance education, direct assessment programs, and competency-based education;
•Consideration of the 2016 regulations relating to state authorization of distance education and corresponding disclosures;
•Revisions to various regulatory definitions, including the definition of "distance education" and a “credit hour”; and
•Elimination of regulations related to Title IV Programs that have not been funded in recent years.

In April 2019, the Committee reached consensus on all proposed rules subject to the negotiated rulemaking. On June 12, 2019, the DOE issued a notice of proposed rulemaking (“NPRM”) that proposes rules related to accreditation and state authorization. The DOE issued Final Regulations on November 1, 2019, which take effect July 1, 2020. On December 11, 2019, the DOE issued a NPRM that proposes rules related to TEACH Grants and Faith-Based Entities, which was subject to a public comment period that concluded on January 10, 2020. On April 2, 2020, the DOE issued a NPRM that proposes rules related to distance education and innovation, which was subject to a public comment period that concluded on May 4, 2020.

We cannot predict when the DOE will publish final regulations for those NPRMs, how or whether those regulations may impact Aspen and USU, or if the regulations as proposed in those NPRMs will go into effect as currently drafted or will be revised.
Administrative Capability. DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV Programs. Failure to satisfy any of the standards may lead DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:
•Comply with all applicable Title IV Program regulations;
•Have capable and sufficient personnel to administer the federal student financial aid programs;
•Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•Have cohort default rates above specified levels;
•Have various procedures in place for safeguarding federal funds;
•Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•Provide financial aid counseling to its students;
•Refer to DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV Programs;
•Report annually to the Secretary of Education on any reasonable reimbursements paid or provided by a private education lender or group of lenders to any employee who is employed in the institution’s financial aid office or who otherwise has responsibilities with respect to education loans;

•Develop and apply an adequate system to identify and resolve conflicting information with respect to a student’s application for Title IV aid;
•Submit in a timely manner all reports and financial statements required by the regulations; and
•Not otherwise appear to lack administrative capability.
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
If an institution fails to satisfy any of these criteria or any other DOE regulation, DOE may:
•Require the repayment of Title IV Program funds;
•Transfer the institution from the “advance” system of payment of Title IV Program funds to heightened cash monitoring status or to the “reimbursement” system of payment;
•Place the institution on provisional certification status; or
•Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.
Distance Education. We offer all of our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Colorado, Arizona and California. Under the HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program.
On December 16, 2016, the DOE issued a final rule that requires institutions to meet all state requirements for legally offering distance education in any state in which the institution is offering distance education courses. The rule was scheduled to go into effect on July 1, 2018, and ultimately took effect on May 26, 2019. On November 1, 2019, DOE issued Final Regulations that among other things, modifies the 2016 regulations regarding state authorization of distance education. See “Risk Factors” in Item 1A of this Report.
Financial Responsibility. The Higher Education Act and DOE regulations establish extensive standards of financial responsibility that institutions such as Aspen and USU must satisfy to participate in the Title IV Programs. These standards generally require that an institution provide the resources necessary to comply with Title IV Program requirements and meet all of its financial obligations, including required refunds and any repayments to the DOE for liabilities incurred in programs administered by the DOE.
The DOE evaluates institutions on an annual basis for compliance with specified financial responsibility standards that include a complex formula that uses line items from the institution’s audited financial statements. In addition, the financial responsibility standards require an institution to receive an unqualified opinion from its accountants on its audited financial statements, maintain sufficient cash reserves to satisfy refund requirements, meet all of its financial obligations, and remain current on its debt payments. The formula focuses on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (2) primary reserve ratio (which measures the institution’s viability and liquidity); and (3) net income ratio (which measures the institution’s profitability or ability to operate within its means). An institution’s financial ratios must yield a composite score of at least 1.5 on a scale of -1.0 to 3.0 for the institution to be deemed financially responsible without the need for further federal oversight. The DOE may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution.
Although we believe our schools met the minimum composite score necessary to meet the financial ratio standard for fiscal year 2019, the DOE may determine that our calculations are incorrect, and/or it may determine that either or both of our schools continue to not meet other financial responsibility standards. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:
•Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by us during our most recently completed fiscal year;
•Posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds received by us, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring.

USU had been requested to post a letter of credit (LOC) in the amount of $71,634 in response to a compliance audit that reported the university had a repeat finding related to late R2T4 (return to Title IV) returns, but that LOC, as funded by AGI expired as of March 31, 2019. On May 14, 2019, USU was granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020. As part of the provisional approval, the DOE informed USU that it must post a letter of credit in the amount of $255,708 based on a failure to meet the audited same day balance sheet requirements that apply in a change of control. This LOC was funded by AGI. The DOE informed AGI that the LOC was reduced to $21,857; this letter with the reduced amount will remain in effect for at least the duration of the provisional approval. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although the DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. See “Risk Factors” contained in Item 1A of this Report.

Provisional certification alone does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV Program requirements.

Failure to meet the DOE’s “financial responsibility” requirements, either because we do not meet the DOE’s financial responsibility standards or are unable to establish financial responsibility on an alternative basis, would cause us to lose access to Title IV Program funding.
Third-Party Servicers. DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV Program requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV Program provision. An institution must report to the DOE new contracts with, or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with a third-party servicer which performs certain activities related to our participation in Title IV Programs. If our third-party servicer does not comply with applicable statutes and regulations including the Higher Education Act, we may be liable for its actions, and we could lose our eligibility to participate in Title IV Programs.
Return of Title IV Program Funds. Under the DOE’s return of funds regulations, when a student withdraws or reduces their enrollment status or credit load to less than full time, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under the DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit or a DOE program review constitutes material non-compliance with the Title IV Program requirements.
The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education.” An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of DOE. For the year ended April 30, 2020, approximately 28% of Aspen’s revenues were derived from Title IV Programs. For the year ended April 30, 2020, approximately 20% of USU’s revenues were derived from Title IV Programs.
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
If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen University’s current official 3-year cohort default rates are as follows: FY2016 (8.8%), FY2015 (5.7%), and FY2014 (6.2%). USU’s current official 3-year cohort default rates are as follows: FY2016 (10.6%), FY2015 (11.4%), and FY2014 (9.6%).
Incentive Compensation Rule. As a part of an institution’s program participation agreement with DOE and in accordance with the HEOA, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV Programs, limitation on participation in Title IV Programs, or financial penalties. Aspen believes it is in compliance with the Incentive Compensation Rule (the “IC Rule”).
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
The U.S. Government Accountability Office (the “GAO”) released a report finding that the DOE has inadequately enforced the current ban on incentive payments. In response, the DOE has undertaken to increase its enforcement efforts by, among other approaches, strengthening procedures provided to auditors reviewing institutions for compliance with the incentive payments ban and updating its internal compliance guidance in light of the GAO findings.
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
Misrepresentation. The HEOA and current regulations authorize the DOE to take action against an institution that participates in Title IV Programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. DOE regulations define “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the DOE may take if it determines that an institution has engaged in substantial misrepresentation, which include revoking an institution’s program participation agreement, imposing limitations on an institution’s participation in Title IV Programs, or initiating proceedings to impose a fine or to limit, suspend, or terminate the institution’s participation in Title IV Programs.
Credit Hours. The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV Program aid an institution may disburse for particular programs. Recently, both Congress and the DOE have increased their focus on institutions’ policies for awarding credit hours. DOE regulations define the term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. The regulations also require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the DOE determines that an institution is out of compliance with the credit hour definition, the DOE could require the institution to repay the incorrectly awarded amounts of Title IV Program aid. In addition, if the DOE determines that an institution has significantly overstated the amount of credit hours assigned to a program, the DOE may fine the institution, or limit, suspend, or terminate its participation in the Title IV Programs.

On July 31, 2018, the DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the regulatory definition of “credit hour.” The Committee reached consensus on a revised definition of “credit hour” in April 2019, and published a NPRM on April 2, 2020 that includes revised definitions of “academic engagement”, “credit hour”, “clock hour” and “distance education”. These proposed definitions clarify what the DOE will consider appropriate methods of establishing a student’s participation in distance education programs and issuing academic credit. The DOE has not published a final version of these revised regulations.
Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV Programs, the HEOA and the DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE, which were updated effective for fiscal years beginning after June 30, 2016. These auditing standards differ from those followed in the audit of our consolidated financial statements contained herein. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with DOE regulations. Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV Programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions.
Potential Effect of Regulatory Violations. If we fail to comply with the regulatory standards governing Title IV Programs, the DOE could impose one or more sanctions, including transferring the non-complying school to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV Program funds, requiring Aspen or USU to post a letter of credit in favor of the DOE as a condition for continued Title IV certification, taking emergency action against us, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate our participation in Title IV Programs. In addition, the failure to comply with the Title IV Program requirements by one institution could increase DOE scrutiny of the other institution and could impact the other institution’s participation in Title IV Programs.
We also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as state attorneys general, federal and state consumer protection agencies, present or former students or employees and other members of the public.
Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Colorado Commission on Higher Education, the Arizona State Board for Private Postsecondary Education, the California Bureau for Private Postsecondary Education, institutional or programmatic accreditors and other state educational regulatory agencies that license, accredit or authorize us and our programs may require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure, accreditation or authorization.
On August 22, 2017, the DOE recertified Aspen University to participate in Title IV Programs, and set a subsequent program participation agreement reapplication date of March 31, 2021. On May 15, 2019, United States University was granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020. While provisionally certified, USU must apply for and receive approval from DOE for expansion or for any substantial change before it may award, disburse or distribute Title IV, HEA funds based on the substantial change. The provisional participation agreement indicates that substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the Institution's eligibility documents; or (c) addition of any educational program (including degree, non-degree, or short-term training programs).
In the future, the DOE may impose terms and conditions in any program participation agreement that it may issue, including growth restrictions or limitation on the number of students who may receive Title IV Program aid. The institution may also be required to provide certifications to the DOE signed by a senior administrative official attesting that the new program meets certain accreditation and state licensure requirements.
DEAC and WSCUC require pre-approval of new courses, programs, and degrees that are characterized as a “substantive change.” An institution must obtain written notice approving such change before it may be included in the institution’s scope of accreditation. An institution is further prohibited from advertising or posting on its website information about the course or program before it has received approval. The process for obtaining approval generally requires submission of a report and course materials and may require a follow-up on-site visit by an examining committee.
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
On July 1, 2019, DOE issued a new final GE Rule. In this publication, the DOE rescinded the entirety of Subparts Q and R of 34 CFR 668, which included all of the provisions of the 2014 GE Rule. The effective date of this new rule is July 1, 2020; however, the Secretary has provided institutions the opportunity to implement the new rule beginning on July 1, 2019. Both Aspen University and USU have opted to implement the new rule early and have internally documented their determination to take early action, following the direction provided by the DOE in Gainful Employment Electronic Announcement #122. Therefore, as of July 1, 2019, neither Aspen University nor USU is required to comply with the 2014 GE Rule.
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
These defenses are asserted through claims submitted to the DOE, and the DOE has the authority to issue a final decision in which it may discharge all or part of a borrower's Direct Loan. In addition, the regulation permits the DOE to grant relief to an individual or group of individuals, including individuals who have not applied to the DOE seeking relief. If a defense is successfully raised, the DOE has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense discharge.
The 2016 regulation also amends the rules concerning discharge of federal student loans when a school or campus closes, requires institutions to report events that might potentially impact an institution’s financial responsibility (“financial triggers”) to allow the DOE to determine if the institution needs to provide additional assurances or surety to continue participating in the Title IV Programs, and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims.

On January 19, 2017, the DOE issued a final procedural rule, specifically relating to the then-upcoming borrower defense rules, with request for comments. These rules were limited to updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations.

Several times between June 2017 and February 2018, the DOE announced delays until July 1, 2019 for implementation of certain portions of the 2016 BDTR Rule. However, in September 2018, a judge denied a request to further delay implementation, and as a result, the regulations went into effect as of October 16, 2018 and remained in effect until July 1, 2020, based on the effective date of an amended BDTR Rule, as noted below. DOE issued additional guidance regarding its planned implementation of the 2016 BDTR rule on March 15, 2019, which included specific processes for reporting financial responsibility trigger events occurring since July 1, 2017.
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
The DOE eventually published the amended final BDTR Rule on September 23, 2019 (the “2019 BDTR Rule”), with an effective date of July 1, 2020. The amended rule made substantial changes to the 2016 Rule. The 2019 BDTR Rule again changes the basis under which a student can make a BDTR claim for loans disbursed after July 1, 2020, limiting it from the three bases in the 2016 Rule to only one basis in the 2019 Rule: misrepresentation upon which a borrower reasonably relied, and which resulted in financial harm to the borrower. The 2019 Rule also removes the group claim option, and instead relies on individual evaluation of borrower’s claims; however, as was the case in the 2016 Rule, DOE can still initiate an action against the institution to recoup its losses for discharged loans.

In addition, the 2019 BDTR Rule changes the “financial triggers” and reporting process, narrowing the DOE’s bases for determining a school lacks financial responsibility, and relying on more definitive liabilities that would impact an institution’s composite score, as opposed to more speculative potential losses. The updated provisions include both “mandatory triggering events,” and “discretionary triggering events” that may impact the institution’s financial responsibility under the DOE rules. Institutions are required to report any of the events included under either category, but mandatory events will require DOE to take action (which includes recalculating the institution’s most recent composite score, if applicable), while the DOE has discretion to determine whether action needs to be taken if the trigger is discretionary. The mandatory triggers include a liability from a settlement or final determination in an action brought by a state or federal agency; a capital distribution or distribution of dividends when an institution’s composite score is below 1.5; or, for publicly traded institutions, an action to revoke registration or delist by the applicable exchange.

The 2019 Rule removes the prohibition on pre-dispute arbitration provisions and class action waivers, and instead requires institutions to disclose, in laymen’s terms, how arbitration and class action waivers impact the student. The 2019 Rule also makes additional changes to the closed school and false certification loan discharge rules, as well as updating the financial reporting requirements relating to how long term debt is calculated and disclosed in annual financial audits, and how institutions must account for operating leases to reflect updated GAAP standards.

In January and March 2020, the House of Representatives and Senate, respectively, voted to overturn the 2019 BDTR Rule under the authority provided in the Congressional Review Act. The bill was presented to the President on May 19, 2020 for his consideration. On May 29, 2020, the President vetoed the Congressional action and sent the bill back to Congress where it could either remain without further action or be revisited in an effort to override the Presidential veto, which would require a two-thirds vote in each Chamber. The House announced that it would seek further consideration of the proposals and on June 26, 2020, the House attempted to override the veto, but did not reach the required 290 votes needed to move the resolution to the Senate. Having failed to achieve the requisite number of votes, the Presidential veto stands, and the 2019 BDTR Rule became effective on July 1, 2020. It is still possible that there could be last minute efforts to delay the 2019 BDTR Rule implementation through the courts; however, we do not know if this is likely or whether such a legal challenge would be successful.
Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, accrediting agencies, and most state education agencies, all have standards pertaining to the change of control of schools, but those standards are not uniform. The DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. The DOE regulations provide that a change of control of a publicly-traded corporation occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. A significant purchase or disposition of our voting stock could be determined by the DOE to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditations, state authorization or licensure. The requirements to obtain such approval from the states and our accrediting agencies vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.
When a change of ownership resulting in a change of control occurs at a for-profit institution, the DOE applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution generally is required to submit a same-day audited balance sheet reflecting the financial condition of the institution or its parent corporation immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). The same-day balance sheet must also demonstrate positive tangible net worth. If the institution does not satisfy either of these requirements, the DOE may condition its approval of the change of ownership on the institution’s agreeing to post a letter of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility. As part of the change of control of USU, in addition to being granted provisional approval to participate in the Title IV Programs, the DOE informed USU that it must post a letter of credit based on a failure to meet the audited same day balance sheet requirements that apply in a change of control.
A change of control also could occur as a result of future transactions in which Aspen is involved. Some corporate reorganizations and some changes in the composition of the Board are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the regulatory burdens and risks associated with a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares. The time required for the DOE to act on a change in ownership and control application may vary substantially. In some such recent transactions, institutions have experienced extensive delays in this review process, in some cases exceeding 18-24 months.
Possible Acquisitions. Similar to the Company’s acquisition of USU, we may expand through acquisition of related or synergistic businesses. Our internal growth is subject to monitoring and ultimately approval by the DEAC and WSCUC. If the DEAC or WSCUC finds that the growth may adversely affect our academic quality, the DEAC or WSCUC can request us to slow the growth and potentially withdraw accreditation and require us to re-apply for accreditation. The DOE may also impose growth restrictions on an institution, including in connection with a change in ownership and control.
Clery Act and Title IX. Both USU and Aspen University publish the required Annual Crime and Security Reports to comply with the requirements of the federal Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”). USU publishes separate reports for its San Diego, CA and Phoenix, AZ locations; Aspen publishes separate reports for its Denver, CO and Phoenix, AZ locations. Both universities are committed to providing students, faculty, staff, and guests a safe and secure environment. The Reports identify policies and procedures for security and crime prevention, substance abuse, sexual misconduct/harassment (Title IX), and emergency response and evacuation. On May 6, 2020, the DOE issued a new final rule regarding Title IX which substantially changes institutions’ responsibilities in responding to sexual harassment and sexual assault. The new rule will become effective on August 14, 2020, and USU and Aspen are currently assessing the new rule and evaluating necessary changes to our policies and procedures to maintain compliance.
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
Seasonality

Our business has been seasonal with our fiscal fourth quarter (beginning February 1) being our strongest quarter and the fiscal second quarter (beginning August 1) being the next strongest. The fiscal first quarter (beginning May 1) is the weakest as it covers the summer months of June and July. Given the growth of USU’s structured two-year MSN-FNP program and Aspen University’s pre-licensure BSN hybrid campus program, future seasonality may be less pronounced.
ITEM 1A. RISK FACTORS.
Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in Aspen Group. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.
Risks Relating to Our Business
Because there is strong competition in the postsecondary education market, especially in the online education market and in the wake of COVID-19, our cost of acquiring students may increase and our results of operations may be harmed.
Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar colleges as well as other for-profit schools and online not-for-profit schools. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously emphasized online education programs, a trend which will likely be amplified and accelerated as a result of the COVID-19 pandemic. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University is a prime example of this change. Another example is Arizona State University which spends considerable sums on advertising its online degree programs in partnership with its Online Program Manager.

To the extent the COVID-19 pandemic and related regulatory and safety protocols require continued social distancing, we expect to see increased competition in the short term as traditionally on-campus universities shift to online classes, and as hybrid universities that offer licensure programs such as ours move to 100% online course offerings, including virtual immersions. For example, in addition to AGI, for-profit competitors such as Adtalem Global Education, Inc. and American Public Education, Inc., as well as public non-profit institutions, shifted their licensure program on-campus classes to 100% online classes in response to the pandemic. Because the long-term effects of COVID-19, including the widespread adoption of online learning methods employed by our competitors, remain uncertain, the resultant increase in competition may subsist beyond the pandemic.

We may not be able to compete successfully against current or future competitors and may face competitive pressures including price pressures that could adversely affect our business or results of operations and reduce our operating margins. These competitive factors could cause our enrollments, revenues and profitability to materially decrease.

The current COVID-19 pandemic and any future public health emergencies may adversely affect our business.

The current COVID-19 pandemic has caused a significant downturn to the U.S. and global economies. Any economic recession or depression that results could reduce the demand for our non-nursing graduates in the labor market, which may in turn reduce our enrollments and class starts in the future. Further, in order to comply with government mandates and to protect the safety of our students and employees, Aspen Group and its subsidiaries have implemented a remote work policy, temporarily closed physical campuses and office locations and moved to online-only classes. The transition to remote work poses operational challenges which may adversely affect our ability to manage our physical campus program, maintain student enrollment, and meet other operational objectives within the time frames or to the same extent anticipated prior to the pandemic.

While our initial experience has revealed that we have not sustained any material adverse effect from the pandemic and the economic downturn, we cannot assure that this will continue. The effect of the COVID-19 pandemic on our business, operations and financial results remains uncertain and will depend on numerous evolving factors that are impossible to predict, including the duration and scope of the pandemic and economic downturn; increased competition in the online learning sector as universities switch from a campus to an online environment; the impact on economic activity and actions taken in response, including those of lawmakers and government agencies; the impact on our employees and business partners; our ability to effectively and efficiently operate with employees working remotely and/or temporary closures of our campus locations; the ability of our students to continue to attend and pay for their courses; and the ability of our non-nursing graduates to procure employment notwithstanding the economic downturn. We cannot predict whether students will be able to continue paying tuition under our monthly payment plan at the same historical rates or if future enrollment and class starts will be reduced. Any negative effect of the pandemic on our operations, for the foregoing reasons or due to other factors which cannot be predicted, could have a material adverse effect on our financial condition and results of operations.
If we are unable to successfully execute our growth strategy of opening new nursing campuses, our results of operations and future growth could be materially and adversely affected.

In addition to its two existing campuses in the Phoenix metropolitan area, the Company expects to open at least two additional campuses per year in the foreseeable future. In calendar year 2020, we plan to open new campuses in Tampa, Florida and Austin, Texas. This requires us to obtain appropriate state and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Our application with the Florida Commission for Independent Education has been delayed to the Department’s next scheduled meeting on July 28, 2020. Our meeting with the Texas Board of Nursing is scheduled for July 23, 2020. These state approvals must be received before we can start marketing efforts. Any further delays will delay our planned start dates. Adding new locations will also require significant financial investments, including capital improvements, human resource capabilities, and new clinical placement relationships. If we are unable to obtain the required approvals, attract sufficient additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campuses, our results of operations and financial condition could be materially and adversely affected.

In the event that we are unable to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner, our results of operations may be harmed.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective students or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned, delayed or declined in a manner that could significantly affect our growth plans. In addition, a new academic program that must prepare students for gainful employment must be approved by the DOE for Title IV purposes if the institution is provisionally certified. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations or other factors, our ability to attract and retain students could be impaired and our financial results could suffer.

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
Because we are primarily an online provider of education, we are substantially dependent on continued growth and acceptance of online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.
We believe that continued growth in online education will be largely dependent on additional students and employers recognizing the value of degrees and courses from online institutions. If students and employers are not convinced that online schools are an acceptable alternative to traditional schools or that an online education provides necessary value, or if growth in the market penetration of exclusively online education slows, growth in the industry and our business could be adversely affected. Because our business model is in part based on online education, if the acceptance of online education does not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely affected.

Because our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising efforts, if those efforts are unsuccessful we may not be profitable in the future.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•Grow our nursing programs including Aspen University’s Pre-Licensure BSN hybrid online/campus program; USU’s MSN-FNP program; and Aspen University’s legacy Baccalaureate, Master’s and Doctoral online degree programs;
•Select communities which have excess demand for nursing students interested in an on-campus model;
•Replicate the success we have had with nursing in other programs;
•Create greater awareness of our schools and our programs;
•Identify the most effective and efficient level of spending in each market and specific media vehicle;
•Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;
•Comply with applicable laws and regulations affecting our marketing activities; and
•Effectively manage marketing costs (including creative and media).

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

If our assumptions with respect to our long-term accounts receivable prove to be inaccurate, we may be required to take a charge to our Allowance for Doubtful accounts and incur a material non-cash charge to earnings.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $3,085,243 at April 30, 2019 to $6,701,136 at April 30, 2020. The primary component consists of students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30-month average completion duration, and as students enter academic year two of USU’s MSN-FNP legacy 72-month payment plan, they all transition to long-term accounts receivable when their liability increases to over $4,500. Our ability to collect the sums owed directly by students in contrast to the federal government or other third parties is directly tied to the future ability of students to pay us and their other obligations stemming from a variety of factors including the impact of the current economic decline in the United States, the students’ individual and family financial conditions, including unemployment and under-employment, health issues which affect students, and/or family members and whether students continue with their courses or cease taking courses. While our management, based on its experience, makes assumptions which affect the reserves we take against our long-term accounts receivable, these assumptions may be incorrect and the above or other factors may cause us to increase our reserves and reduce the long-term accounts receivable on our balance sheet. The amount of any future reductions we take may be a non-cash material charge to future earnings.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen Group’s primary focus has been the continued growth of enrollment in its nursing programs at both universities. As of April 30, 2020, approximately 85% of our active degree-seeking students were enrolled in our nursing programs. If the demand for nurses does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelor’s or an advanced degree, our enrollment and results of operations will be adversely affected.

Although our management has successfully implemented a monthly payment business model, it may not be successful long-term.
Under the leadership of Mr. Michael Mathews, our Chief Executive Officer, we have developed a monthly payment business model designed to substantially increase our student enrollment and reduce student debt among Aspen University’s and USU’s student bodies. While results to date have been as anticipated, there are no assurances that this marketing campaign will continue to be successful. Among the risks are the following:
•Our ability to compete with existing online colleges which have substantially greater financial resources, deeper management and academic resources, and enhanced public reputations;
•The emergence of more successful competitors including traditional campus based universities which accelerated their online presence as a result of the pandemic;
•Factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;
•Limits on our ability to attract and retain effective employees because of the incentive compensation rule;
•Performance problems with our online systems;
•Our failure to maintain accreditation or regulatory approvals;
•Student dissatisfaction with our services and programs;

•Adverse publicity regarding us, our competitors or online or for-profit education generally;
•A decline in the acceptance of online education;
•A decrease in the perceived or actual economic benefits that students derive from our programs;
•Potential students may not be able to afford the monthly payments as a result of declines in the economy;
•The failure to collect our growing accounts receivable.

If our monthly payment plan business model does not continue to be favorably received, our revenues may not increase.
If we are unable to develop awareness among, and attract and retain, high quality learners to our schools, our ability to generate significant revenue or achieve profitability will be significantly impaired.
Building awareness of Aspen University and USU and the programs we offer are critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, our ability to attract and enroll prospective students in such programs could be adversely affected, and consequently, our ability to increase revenue or achieve profitability could be impaired. It is also critical to our success that we convert these applicants to enrolled students in a cost-effective manner and that these students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:
•The emergence of more successful competitors;
•Factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;
•Performance problems with our online systems;
•Failure to maintain accreditation or regulatory approvals;
•Student dissatisfaction with our services and programs, including with our customer service and responsiveness;
•Adverse publicity regarding us, our competitors, or online or for-profit education in general;
•Price reductions by competitors that we are unwilling or unable to match;
•A decline in the acceptance of online education or our degree offerings by students or current and prospective employers;
•Increased regulation of online education, including in states in which we do not have a physical presence;
•A decrease in the perceived or actual economic benefits that students derive from our programs;
•Litigation or regulatory investigations that may damage our reputation; and
•Difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve.
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
Our online classrooms at Aspen University and USU employ the D2L learning management system called Brightspace. The system is a web-based portal that stores and delivers course content, provides interactive communication between students and faculty, and supplies online evaluation tools. We rely on third parties to host and help with the administration of it. We further rely on third parties, the D2L agreement and our internal staff for ongoing support and customization and integration of the system with the rest of our technology infrastructure. If D2L were unable or unwilling to continue to provide us with service, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation and limit our ability to attract and retain students.

If we cannot manage our growth, our results of operations may suffer and could adversely affect our ability to comply with federal regulations.

The growth that we have experienced as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years and USU has grown significantly since we acquired it. Further, we have somewhat limited experience in managing our hybrid programs and anticipate substantial growth from this business. Managing multiple campuses in many locations will pose operational challenges which may impact our ability to manage our business with the same level of effectiveness as we achieved in fiscal year 2020. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

If we experience system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

We continue to make investments to update our computer network and systems primarily to permit accelerated student enrollment and enhance our students’ learning experience. We plan to make significant changes to our student systems and our accounting systems to enhance our ability to support the growth of the business, improve the visibility of program specific activities and related costs and enhance overall business intelligence to support capital allocation decision making. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students and manage our business. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation, and could cause a loss in enrollment. In addition, changes in systems can be disruptive, divert manage time and typically may involve bugs which causes further disruptions. Our technology infrastructure and systems could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities, hacking or cyber security issues and telecommunications failures.
If we lose the services of key personnel, it could adversely affect our business.
Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer, Mr. Gerard Wendolowski, our Chief Operating Officer; Dr. Cheri St. Arnauld, our Chief Academic Officer; Mr. Frank Cotroneo, our Chief Financial Officer; and Dr. Anne McNamara, our Chief Nursing Officer, all of whom are critical to the management of our business and operations and the development of our strategic direction and would also be difficult to replace. We have a $3 million key man life insurance policy on Mr. Mathews. The loss of the services of Mr. Mathews and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we are unable to attract and retain our faculty, administrators, management and skilled personnel, we may not be able to support our growth strategy.
To execute our growth strategy, we must attract and retain highly qualified faculty, administrators, management and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. If we fail to attract new skilled personnel or faculty or fail to retain and motivate our existing faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed. Further, we have moved to a new hybrid model focused on using full-time faculty members in addition to adjunct or part-time faculty. These efforts may not be successful resulting in the loss of faculty and difficulties in recruiting.
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

Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. This problem is heightened with all of our employees working remotely who may have less security with their home Wi-Fi systems. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by any breaches.

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

The CAN-SPAM Act’s main provisions include:

•Prohibiting false or misleading email header information;
•Prohibiting the use of deceptive subject lines;
•Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender;
•Requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and
•Requiring that the sender include a valid postal address in the email message.

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

Because we use email marketing, our requirement to comply with the CAN-SPAM Act could adversely affect our marketing activities and increase our costs.

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

We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated third world countries where lax local enforcement and poverty create opportunities for hacking. If our security measures are breached, or our students’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, Aspen University and USU may lose existing students and/or fail to enroll new students or otherwise be materially harmed.

Our business could be harmed by any significant disruption of service on our websites.

Because of the importance of the Internet to our business, in addition to cybersecurity, we face the risk that our systems will fail to function in a robust manner. Our reputation and ability to attract, retain, and serve our students are dependent upon the reliable performance of our websites, including our underlying technical infrastructure. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our websites are unavailable when students and professors attempt to access them, or if they experience frequent slowdowns or disruptions, we may lose students and professors.
If we incur liability for the unauthorized duplication or distribution of class materials posted online during our class discussions, it may affect our future operating results and financial condition.
In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. As a result, we may be required to alter the content of our courses or pay monetary damages.
Because the personal information that we or our vendors collect may be vulnerable to breach, theft or loss, any of these factors could adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Aspen University and USU use a third-party to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information on our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV Programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If governments enact new laws to regulate Internet commerce, it may negatively affect our business.

The widespread use of the Internet has led and may in the future lead to the adoption of new laws and regulatory practices in the U.S. and to new interpretations of existing laws and regulations. As well as regulations elsewhere including the European Union. These new laws and interpretations may relate to issues such as online privacy, data protection and breach copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

If we fail to comply with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or, new laws in one or more of these areas are enacted, it could result in proceedings, actions, or penalties against us and could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, including email, radio, telemarketing, display advertising, and social media marketing, targeted online advertisements, and postal mailings, and we are or may become subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal, state, and international laws and regulations, including those enforced by various federal government agencies such as the Federal Trade Commission, Federal Communications Commission, and state and local agencies, govern the collection, use, retention, sharing, and security of personal data, particularly in the context of online advertising, which we utilize to attract new students.

The laws and regulations which may restrict, limit or otherwise affect our advertising efforts include the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act and various U.S. state laws regarding telemarketing. These laws generally impose restrictions on advertising practices, may be subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, which could render our compliance efforts more challenging. We cannot guarantee our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be materially adverse to our business. If any laws, rules or regulations applicable to our advertising techniques significantly restrict our business, we may not be able to implement adequate alternative communication and marketing strategies at favorable costs or at all. Further, any non-compliance with these laws, rules and regulations may result in financial penalties or litigation, which would adversely affect our financial condition and reputation.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, the GDPR, implemented on May 25, 2018 across the European Union, imposes more stringent data protection obligations on companies that process personal data in the E.U. GDPR has created new compliance obligations, requires investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the first 20 months of the GDPR, E.U. regulators issued hundreds of fines to companies, including Google and Facebook, for over €114 million. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The CCPA is the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada has also passed a law, which went into effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

In addition, federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted legislation and regulations, and may enact further legislation or regulations in the future, that could significantly restrict the ability of companies and individuals to utilize online behavioral tracking, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new students on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

If we are unable to protect our intellectual property, our business could be harmed.

In the ordinary course of our business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, trade secret or other protections. This intellectual property includes but is not limited to courseware materials, business know-how and internal processes and procedures developed to respond to the requirements of operating and various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, agreements and registrations to protect our intellectual property. We rely on service mark and trademark protection in the U.S. to protect our rights to the mark ASPEN UNIVERSITY and the mark UNITED STATES UNIVERSITY as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the U.S. or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content, and offer competing programs to ours.

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
If we are unable to repay our outstanding indebtedness under our senior secured convertible notes, we could lose our business.

Our obligations under our outstanding $10 million convertible notes are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU and a pledge of all of the outstanding capital stock of Aspen University and USU. The notes are due on January 22, 2023. The conversion feature on the convertible notes are as follows: after six months from the issuance date, the lenders have the right to convert the principal into our shares of the Company’s common stock at a conversion price of $7.15 per share and the convertible notes automatically convert into shares of the Company’s common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period. If an acceleration event occurs under the notes, our entire indebtedness will immediately become due and payable and, if we do not have sufficient funds to repay the indebtedness, the lenders would have the right to proceed against the collateral in which we granted a security interest to them and we could lose our business.

Our business is subject to the risks of earthquakes, hurricanes, tornadoes, fires, power outages, floods and other catastrophic events, any of which may adversely affect our business and results of operations.

Our business, including our brick and mortar campuses, may experience business interruptions resulting from natural disasters, such as earthquakes, hurricanes, tornadoes, floods, fires or significant power outages. In addition to our largest office facility and two campuses in Phoenix, AZ, we presently have an office in Denver, CO, and a campus in San Diego, CA in addition to our planned campuses in Florida and Texas. These events could cause us to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our goodwill on our balance sheet arising from the USU acquisition becomes impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.
As a result of our acquisition of USU, we recorded approximately $5 million of goodwill which is currently shown as an asset on our balance sheet at April 30, 2020.  Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined.
Risks Related to the Regulation of Our Industry
If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.
We are subject to extensive regulation by (1) the federal government through the DOE under the HEA/HEOA, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including DEAC, a “national accrediting agency” recognized by the DOE, and WSCUC, a “regional accrediting agency” recognized by the DOE. In addition, the U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.
Institutions of higher education that grant degrees, diplomas, or certificates must be authorized by an appropriate state education agency or agencies. In addition, in certain states, as a condition of continued authorization to grant degrees, a school must be accredited by an accrediting agency recognized by the U.S. Secretary of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution. Accreditation is also required in order to participate in various federal programs, including tuition assistance programs of the United States Armed Forces and the federal programs of student financial assistance administered pursuant to Title IV of the Higher Education Act. The Higher Education Act and its implementing regulations require accrediting agencies recognized by the DOE to review and monitor many aspects of an institution’s operations and to take appropriate action when the institution fails to comply with the accrediting agency’s standards.
Our operations are also subject to regulation due to our participation in Title IV Programs which are administered by the DOE and include loans made directly to students by the DOE and several grant programs for students with economic need as determined in accordance with the HEOA and the DOE regulations. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education and be certified as an eligible institution by the DOE. Our growth strategy is partly dependent on being able to offer financial assistance through Title IV Programs as it may increase the number of potential students who may choose to enroll in our programs. Our two highest long-term value programs, Aspen University’s BSN Pre-Licensure nursing program, and USU’s MSN-FNP program which only offers a monthly payment program for the first year of each program, make these students dependent upon Title IV or other payment options in order to continue their education.
The laws, regulations, standards, and policies of the DOE, state education agencies, and our accrediting agencies change frequently particularly when there is a change in the U.S. President. Pending changes in, or new interpretations of, applicable laws, regulations, standards, or policies, or our noncompliance with any applicable laws, regulations, standards, or policies, could have a material adverse effect on our accreditation, authorization to operate in various states, activities, receipt of funds under tuition assistance programs of the United States Armed Forces, our ability to participate in Title IV Programs, receipt of veterans education benefits funds, or costs of doing business. Findings of noncompliance with these laws, regulations, standards and policies also could result in our being required to pay monetary damages, or subjected to fines, penalties, injunctions, limitations on our operations, termination of our ability to grant degrees, revocation of our accreditation, restrictions on or loss of our access to Title IV Program funds or other censure that could have a material adverse effect on our business.
If we do not maintain authorization in Colorado, Arizona and California and future states where we plan to have campuses, our operations would be curtailed, and we would not be able to grant degrees.
Aspen University is headquartered in Colorado and is authorized by the Colorado Commission on Higher Education to grant degrees, diplomas or certificates. Aspen’s BSN pre-licensure hybrid program is authorized by the Arizona Board. USU is headquartered in California and is authorized by the California Bureau to grant degrees, diplomas or certificates. If Aspen were to lose its authorization from the Colorado Commission on Higher Education, Aspen would be unable to provide educational services in Colorado and would lose its access to accreditation and eligibility to participate in the Title IV Programs. If Aspen were to lose its authorization from the Arizona Board, it would be unable to provide educational services in Arizona. If USU were to lose its authorization from the California Bureau, it would be unable to provide educational services in California and would lose access to accreditation and its eligibility to participate in the Title IV Programs.

Our failure to comply with regulations of various states could have a material adverse effect on our enrollments, revenues, and results of operations.
Various states impose regulatory requirements on education institutions operating within their boundaries. Many states assert jurisdiction over online education institutions that have no physical location or other presence in the state but offer education services to students who reside in the state or advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent among states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state regulators.
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

In addition, the DOE’s 2016 regulations for distance education ultimately took effect on May 26, 2019. On November 1, 2019, the Department issued the Final Regulations on accreditation and the authorization of distance education, which took effect July 1, 2020. Like the 2016 regulations, the Final Regulations require us to (i) obtain authorization to offer our programs from each state where authorization is required or through participation in a reciprocity agreement, and (ii) provide specific consumer disclosures regarding our educational programs, including both general and direct disclosures to current and prospective students relating to professional licensure and whether the curriculum for on-ground and online professional licensure or certification programs meet states’ educational requirements for licensure. If we fail to obtain required state authorization to provide postsecondary distance education in a specific state, we could lose our ability to award Title IV aid to students within that state or be required to refund Title IV funds related to jurisdictions in which we failed to have state authorization. We must be able to document state approval for distance education if requested by the DOE. In addition, effective with the DOE’s new state authorization regulations in effect as of July 1, 2020, the consumer disclosures required pursuant to the distance education rule are detailed and include disclosures regarding licensure and certification requirements, state authorization, student complaints, adverse actions by state and accreditation agencies, and refund policies. These disclosure requirements will require a considerable amount of data gathering needed to support such disclosures and will require our institutions to closely track where students enrolled in online programs are located during the course of their studies. These various disclosure requirements could subject us to financial penalties from the DOE and heightened the risk of potential federal and private misrepresentation claims.
Moreover, in the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and we may have to cease providing service to students in that state. In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state. In addition, if Aspen University is found not to be in compliance with SARA’s eligibility criteria, including requirements related to financial responsibility that require institutions to maintain a composite score of 1.0 or higher, Aspen University could become ineligible to participate in SARA. If Aspen University fails to meet SARA’s eligibility criteria and can no longer participate in SARA, Aspen University would need to comply with each state’s requirements for offering distance education in that state, which could lead to disruptions in enrollments and operations while Aspen University obtains any necessary authorizations.
If our pre-licensure BSN nursing programs fail to have a required minimum pass rate on the NCLEX, it could result in sanctions and could adversely affect our business, results of operations and future growth.

Our BSN pre-licensure nursing degree program must comply with state regulations which require approval from the local nursing board and compliance with local laws and regulations. State nursing boards in the states where we currently have or plan to open pre-licensure nursing campuses require that these nursing programs have a certain minimum pass rate on the National Council Licensure Examination (the “NCLEX”). If the NCLEX pass rate falls below the required minimum for multiple years, our program in a state may be put on probation and ultimately terminated, which would materially adversely affect our business, results of operations and future growth. Additionally, the BSN pre-licensure program is accredited by CCNE which has a required minimum NCLEX pass rate to maintain accreditation. If the NCLEX pass rate falls below the required minimum, our program’s accreditation may be in jeopardy which would materially affect our business.
If the DOE determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans, our institution’s repayment liability to the DOE could have a material adverse effect on our enrollments, revenues and results of operations.
The DOE’s 2016 BDTR regulations as published on November 1, 2016 and put into effect by court order issued on October 16, 2018, as well as the new 2019 BDTR Rule, provide borrowers of loans under the Direct Loan program a defense against repayment under certain circumstances outlined in each rule. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan and may require the institution to repay to DOE the amount of the loan to which the defense applies.
Under the 2016 BDTR Rule, there are three grounds for a borrower defense to repayment claim, for loans disbursed between July 1, 2017 and June 30, 2020: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to DOE) must be made within six years. For loans disbursed after July 1, 2020, the basis for a BDTR claim will be limited to a misrepresentation claim, under the DOE’s new definition, and generally, the claim must be made within three years of the borrower’s last date of enrollment.

Claim resolution process: The regulations call for the DOE to set up a fact-finding process to resolve claims. The structure includes providing the institution with notice and an opportunity to submit evidence. In addition, under the 2016 Rule, the DOE has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim. Borrowers who file successful claims may have their loans forgiven in whole or in part, with the DOE reserving the right to calculate the amount of forgiveness in various ways. As noted above, the 2019 BDTR Rule removes the group claim option, but DOE will continue to evaluate student claims individually and make determinations about the borrower’s relief.

For debts relieved for individual borrowers, both the 2016 and 2019 regulations give the DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven.

If the DOE determines that borrowers of Direct Loan program loans who attended Aspen University or USU have a defense to repayment of their Direct Loan program loans based on our acts or omissions, the repayment liability to the DOE could have a material adverse effect on our financial condition, results of operations and cash flows.

If our institutions experience a “financial trigger” event as defined in either the 2016 or 2019 BDTR Rules, DOE could determine that we are not financially responsible, resulting in a requirement that we post an additional letter of credit, possible negative impacts on the status of our Title IV program participation agreement, additional reporting, growth limitations, and a change to a more stringent funding process, such as Heightened Cash Monitoring II or “reimbursement.”

Both the 2016 and 2019 BDTR Rules amend the financial responsibility regulations to describe numerous operational or financial events that would potentially indicate that the institution will have difficulty meeting its financial or administrative obligations. If one of the enumerated triggering events occur, the institution is required to report to DOE according to the reporting requirements included in the regulation.

For certain of the triggers, the DOE will assess the potential liability or fiscal impact reported and recalculate the institution’s composite score. If the institution’s composite score drops below 1.0, the DOE may require the institution to provide additional surety to continue Title IV participation. The regulations also include “discretionary trigger” events or conditions that institutions must report, and which the DOE will review to determine whether they are reasonably likely to have a materially adverse effect on the institution’s fiscal or operational condition.

If based on these events and the DOE’s assessment, it is determined that the institution is not financially responsible, DOE will require the institution to become provisionally certified and post a letter of credit in an amount specified, generally at least 10% of the Title IV funds received in the most recent fiscal year. The institution and the DOE may also agree to an offset of the institution's future Title IV funds for six to 12 months until the DOE is able to capture the amount of the surety required.

If Aspen University or USU were to experience an event that the DOE determines is an indication that either institution is not financially responsible, we could be forced to post letter(s) of credit and be moved to provisional certification, both of which could have a material adverse effects on our financial condition, results of operations and cash flows.

The 2016 BDTR Rule had included a prohibition on mandatory pre-dispute arbitration clauses and class action waivers as means to resolve a borrower defense-related claim (meaning related to the making of a Direct Loan or the educational services for which the Direct Loan was issued). Under the 2016 Rule, institutions were required to amend their arbitration and class action waiver agreements to include mandatory DOE language, and to provide notice to students under previous (non-compliant) versions of these agreements that the institution would not compel the borrower to arbitrate their claim or waive the right to join a class action for similar types of claims. For students who borrowed through the Direct Loan program between July 1, 2017 and June 30, 2020, they cannot be compelled to bring an action in arbitration or waive their right to be a member of a class action lawsuit against Aspen University or USU, if the basis of the borrower’s claim is rooted in the making of the Direct Loan or the educational services it paid for. In addition, under the 2016 Rule, institutions were required to report and provide DOE with arbitral and judicial records when a student files a borrower defense-related claim.

Under the 2019 BDTR Rule, which became effective on July 1, 2020, pre-dispute arbitration agreements and class action waivers are no longer prohibited. Institutions that opt to use these types of agreements will be required to provide “plain language” disclosures that explain arbitration and class action, and make those disclosures publicly available on the institution’s admission webpage.
If we fail to maintain our institutional accreditation, we would lose our ability to participate in the tuition assistance programs of the U.S. Armed Forces and also to participate in Title IV Programs.
Aspen University is accredited by the DEAC, which is a national accrediting agency and USU is accredited by WSCUC, which is a regional accrediting agency. Both the DEAC and WSCUC are recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV Programs as well as in the tuition assistance programs of the United States Armed Forces. The DEAC or WSCUC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited, we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV Programs and have a material adverse effect on our enrollments, revenues and results of operations. In addition, although the loss of accreditation by one school would not necessarily result in the loss of accreditation by the other school, the accreditor may consider the loss of accreditation by one school as a factor in considering the on-going qualification for accreditation of the other school.
Because we participate in Title IV Programs, our failure to comply with the complex regulations associated with Title IV Programs would have a significant adverse effect on our operations and prospects for growth.
Aspen University and USU participate in Title IV Programs. Compliance with the requirements of the Higher Education Act and Title IV Programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our operations, and/or condition or terminate the eligibility of one or both of our schools to receive Title IV Program funds, which would limit our potential for growth and materiality and adversely affect our enrollment, revenues and results of operations. In addition, the failure to comply with the Title IV Program requirements by one institution could increase the DOE's scrutiny of the other institution and could impact the other institution’s participation in the Title IV Programs.
Because USU is provisionally certified by the DOE, we must reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that the DOE will recertify us to participate in the Title IV Programs.
An institution generally must seek re-certification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control.

On May 14, 2019, United States University was granted provisional approval to participate in the Title IV Programs and has a program participation agreement reapplication date of December 31, 2020. As part of the provisional approval, USU posted a letter of credit in the amount of $255,708 which was funded by AGI. In March 2020, USU was notified that amount will be reduced to $21,857; this letter with the reduced amount will remain in effect for the duration of the provisional approval.
Under provisional certification, an institution must obtain prior DOE approval to add an educational program or make other significant changes and may be subject to closer scrutiny by the DOE. In addition, if the DOE determines that a provisionally certified institution is unable to meet its responsibilities to comply with the Title IV requirements, the DOE may revoke the institution’s certification to participate in the Title IV Programs without advance notice or opportunity to challenge the action. USU expects to be on HCM1, once formal notification is received from the DOE.
Pursuant to USU’s provisional PPA, the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure.

If the DOE does not ultimately approve USU’s certification to participate in Title IV Programs, USU students would no longer be able to receive Title IV Program funds, which would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs or substantive change of existing programs or imposition of an additional letter of credit could impair our ability to attract and retain students and could negatively affect our financial results.
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
Under the Higher Education Act, an institution is subject to loss of eligibility to participate in the Title IV Programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue from Title IV Program funds, for two consecutive fiscal years. This rule is known as the 90/10 rule. Our online programs are well below this threshold due to our monthly payment plans. However, our BSN Pre-licensure hybrid campus/online nursing program tuition is too high to justify use of our monthly payment plans.
An institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the U.S. Secretary of Education. We must monitor compliance with the 90/10 rule by both Aspen University and USU. Failure to comply with the 90/10 rule for one fiscal year may result in restrictions on the amounts of Title IV funds that may be distributed to students; restrictions on expansion; requirements related to letters of credit or any other restrictions imposed by the DOE. Failure to comply with the 90/10 rule for one year is also considered a triggering event under the 2016 and 2019 BDTR Rules. Additionally, if we fail to comply with the 90/10 rule for two consecutive years, we will be ineligible to participate in Title IV Programs and any disbursements of Title IV Program funds made while ineligible must be repaid to the DOE.
Further, due to scrutiny of the sector, legislative proposals have been introduced in Congress that would revise the requirements of the 90/10 rule to be stricter, including proposals that would reduce the 90% maximum under the rule to 85% and/or prohibit tuition derived from military and veterans benefit programs to be considered when determining whether the institution has adequate non-Title IV revenue to meet the requirements of the rule.
If our competitors are subject to further regulatory claims and adverse publicity, it may affect our industry and reduce our future enrollment.
We are one of a number of for-profit institutions serving the postsecondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with the DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against specific companies, broader allegations against the overall for-profit school sector may negatively affect public perceptions of other for-profit educational institutions, including Aspen University and USU. In addition, in recent years, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress and governmental agencies have led to adverse media coverage of postsecondary education. For example, large competitors such as ITT Technical Institute and Corinthian Colleges sold or shut down their schools due to substantial regulatory investigations and the DOE actions. Adverse media coverage regarding other companies in the for-profit school sector or regarding Aspen University or USU directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the DOE, Congress, accrediting bodies, state legislatures or other governmental authorities with respect to all for-profit institutions, including Aspen University and USU.
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
If our efforts to comply with the DOE regulations are inconsistent with how the DOE interprets those provisions, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules, or otherwise, we may be found to be in noncompliance with such provisions and the DOE could impose monetary penalties, place limitations on our operations, and/or condition or terminate the eligibility of our schools to receive Title IV Program funds. We cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.
Because we are subject to sanctions if we fail to calculate correctly and return timely Title IV Program funds for students who stop participating before completing their educational program, our future operating results may be adversely affected.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw or reduce their enrollment status in their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance in an academically related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). For online classes, “academic attendance” means engaging in an academically-related activity, such as participating in class through an online discussion or initiating contact with a faculty member to ask a question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements. Under the DOE regulations, late return of Title IV Program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit or a program review constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the DOE or otherwise be sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows.
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
If we fail to ensure that the delivery of our distance education programs supports regular and substantive interaction between students and instructors, our distance education programs could be considered “correspondence courses” which could make those programs ineligible to participate in the Title IV Programs.

The DOE distinguishes between distance education and correspondence courses. Distance education involves the delivery of instruction to students who are separated from the instructor, which supports regular and substantive interaction between the students and the instructor. Correspondence courses do not involve regular and substantive interaction between the students and the instructor. An institution is not eligible to participate in the Title IV Programs if 50% or more of its students were enrolled in correspondence courses during its latest completed award year, making it important for the schools’ distance education to involve regular and substantive interaction. If Aspen and USU distance education programs do not include regular and substantive interaction, they could be considered correspondence courses, and we would need to refund DOE financial aid money for those programs.

On April 2, 2020, the DOE issued a NPRM that proposes rules related to distance education and innovation, including revisions to the definition of “distance education.” The NPRM was subject to a public comment period that concluded on May 4, 2020, and we cannot predict when the DOE will issue final regulations or will take effect, or whether the revised definition of “distance education” will be different than in the NPRM.
If we fail to demonstrate “financial responsibility,” Aspen University and USU may lose their eligibility to participate in Title IV Programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV Programs.
To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV Programs. Effective July 1, 2020, the DOE has updated the triggering events and factors it considers when evaluating whether an institution is financially responsible, which may render compliance more difficult or costly in the future. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet alternative standards for continued participation in the Title IV Programs. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV Programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV Programs, our students would lose access to Title IV Program funds for use in our institutions, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.
If we fail to demonstrate “administrative capability,” we may lose eligibility to participate in Title IV Programs.
The DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may require the repayment of Title IV funds, transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs. If we are found not to have satisfied the DOE’s “administrative capability” requirements we could be limited in our access to, or lose, Title IV Program funding, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.
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
In addition, the GAO has issued a report critical of the DOE’s enforcement of the incentive payment rule, and the DOE has undertaken to increase its enforcement efforts. If the DOE determines that an institution violated the incentive payment rule, it may require the institution to modify its payment arrangements to the DOE’s satisfaction. The DOE may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in the Title IV Programs. The DOE may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. In addition, third parties may file “qui tam” or “whistleblower” suits on behalf of the DOE alleging violation of the incentive payment provision. Such suits may prompt the DOE investigations. Particularly in light of the uncertainty surrounding the incentive payment rule, the existence of, the costs of responding to, and the outcome of, qui tam or whistleblower suits or the DOE investigations could have a material adverse effect on our reputation causing our enrollments to decline and could cause us to incur costs that are material to our business, among other things. As a result, our business could be materially and adversely affected.
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
If either institutional accrediting agency loses recognition by the U.S. Secretary of Education or we fail to maintain institutional accreditation for Aspen University and USU, we may lose our ability to participate in Title IV Programs.

Increased regulatory scrutiny of accrediting agencies and their accreditation of universities is likely to continue. For example, in February 2020 a bill titled the “Accreditation Reform Act of 2020” was introduced to Congress, which, if enacted, would implement a regulatory overhaul with respect to accrediting agencies by, among other things, requiring enhanced scrutiny of such agencies by the DOE. While Aspen University and USU are each accredited by a DOE-recognized accrediting body, if the DOE were to limit, suspend, or terminate either accreditor’s recognition that institution could lose its ability to participate in the Title IV Programs. If we were unable to rely on accreditation in such circumstances, among other things, our students and our institution would be ineligible to participate in the Title IV Programs, and such consequence would have a material adverse effect on enrollments, revenues and results of operations. In addition, increased scrutiny of accrediting agencies by the Secretary of Education in connection with the DOE’s recognition process may result in increased scrutiny of institutions by accrediting agencies.
Furthermore, based on continued scrutiny of the for-profit education sector, it is possible that accrediting bodies will respond by adopting additional criteria, standards and policies that are intended to monitor, regulate or limit the growth of for-profit institutions like Aspen University and USU. Actions by, or relating to, an accredited institution, including any change in the legal status, form of control, or ownership/management of the institution, any significant changes in the institution’s financial position, or any significant growth or decline in enrollment and/or programs, could open up an accredited institution to additional reviews by the applicable accreditor.
If we fail to comply with the DOE’s substantial misrepresentation rules, it could result in sanctions against our schools.
The DOE may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. In 2011, the DOE expanded the activities that constitute a substantial misrepresentation. Under the DOE regulations, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the DOE determines that an institution has engaged in substantial misrepresentation, the DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV Programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or termination the institution’s participation in the Title IV Programs. We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.
If we fail to comply with the DOE’s credit hour requirements, it could result in sanctions against our schools.
The DOE has defined “credit” hour for Title IV purposes. The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse for students in a particular program. The regulations define credit hour as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and an equivalent amount of work for other academic activities. The final regulations also require institutional accreditors to review an institution’s policies, procedures, and administration of policies and procedures for assignment of credit hours. An accreditor must take appropriate actions to address an institution’s credit hour deficiencies and to notify the DOE if it finds systemic noncompliance or significant noncompliance in one or more programs. The DOE has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV Programs, the result of which could be that our business is materially and adversely affected.
The U.S. Congress continues to examine the for-profit postsecondary education sector which could result in legislation or additional the DOE rulemaking that may limit or condition Title IV Program participation of proprietary schools in a manner that may materially and adversely affect our business.
In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV Programs, and has held hearings regarding such matters. In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV Programs, or more vigorous enforcement of Title IV requirements. Moreover, with the HEA pending reauthorization and an election coming up in 2020, political considerations could impact Title IV funding as well as the treatment of for-profit education in future legislation. To the extent that any laws or regulations are adopted that limit or condition Title IV Program participation of proprietary schools or the amount of federal student financial aid for which proprietary school students are eligible, our business could be materially and adversely affected.
Failure to comply with the federal campus safety and security reporting requirements as implemented by the DOE would result in sanctions, which could have a material adverse effect on our business and results of operation.
We must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act of 1990 (the “Clery Act”), as amended by the Violence Against Women Reauthorization Act of 2013. The Clery Act requires an institution to report to the DOE and disclose in its annual security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” As we expand to new campus locations, our efforts to comply with the Clery Act will become more costly and the risk of noncompliance will increase. Failure to comply with the Clery Act requirements or regulations promulgated by the DOE could result in fines or suspension or termination of our eligibility to participate in Title IV programs, could lead to litigation, or could harm our reputation, each of which could, in turn, have a material adverse effect on our business and results of operations. Although not related to educational regulations, we must comply with state and local social distancing and pandemic related regulations and orders. These requirements may increase our expenses.
Other Risks
Due to factors beyond our control, our stock price may be volatile.
Any of the following factors could affect the market price of our common stock:
•Our failure to generate increasing material revenues;
•Our failure to become profitable or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;
•Our failure to meet financial analysts’ performance expectations;
•Changes in earnings estimates and recommendations by financial analysts;
•A decline in our growth rate including new student enrollments and class starts;
•Our public disclosure of the terms of any financing which we consummate in the future;
•Disclosure of the results of our monthly payment plan and collections;
•The continued decline in the economy which impacts our ability to collect our accounts receivable;
•Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•The loss of Title IV funding or other regulatory actions;
•The sale of large numbers of shares of common stock by our officers, directors or other shareholders;
•Short selling activities; or

•Changes in market valuations of similar companies.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
We lease approximately 88,600 square feet of office and classroom space in the Phoenix metro area, San Diego, New York, Denver, Austin and Moncton, New Brunswick Canada. Our lease cost for the fiscal year ending April 30, 2020 was $2,516,213.
Additionally, the Company announced in February 2020 the signing of definitive lease agreements for two new Pre-Licensure BSN campus locations in Tampa, Florida and Austin, Texas, and a sublease in Austin, Texas. See “Part I. Item 1. Business – Future Campuses” for more information. Furthermore, as the result of the rapid growth of the Master of Science in Nursing-Family Nurse Practitioner program, the Company plans to build-out on average 10 exam rooms that are expected to occupy approximately 3,000 square feet in each of San Diego, Phoenix, Austin and Tampa, its pre-licensure metropolitan areas for USU to implement lab immersions for its MSN-FNP program. To that end, the Company announced in July 2020 a lease agreement for an additional suite in its Phoenix campus (by the airport) to begin conducting weekend immersions for its MSN-FNP program starting in September 2020.

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
On February 11, 2013, Higher Education Management Group, Inc. (“HEMG”) and Mr. Patrick Spada sued AGI, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and DOE where AGI disclosed that HEMG and Mr. Spada borrowed $2.2 million without Board authority, (ii) the alleged breach of an April 2012 agreement whereby AGI had agreed, subject to numerous conditions and time limitations, to purchase certain shares of AGI from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of AGI due to Mr. Spada’s disagreement with certain business transactions AGI engaged in, all with Board approval. On November 8, 2013, the state court in New York granted AGI’s motion to dismiss nearly all of the claims. On December 10, 2013, AGI answered an amended complaint filed by HEMG and Mr. Spada in April 2013.
On December 10, 2013, AGI also filed a series of counterclaims against HEMG and Mr. Spada in the same state court of New York. By order dated August 4, 2014, the New York court denied HEMG and Spada’s motion to dismiss the fraud counterclaim AGI asserted against them.
The litigation has been stayed since HEMG’s 2015 bankruptcy filing. In February 2019, the bankruptcy court judge entered an order reducing AGI’s claim to $888,631. While there is about $924,500 available for distribution, the trustee’s fees as of a few months ago were $346,500. The trustee is awaiting computation of the amount of taxes due which must be paid from the available funds and means that AGI will recover far less than the sum it is entitled to.
While AGI has been advised by its counsel that HEMG’s and Spada’s claims in the New York lawsuit is baseless, AGI cannot provide any assurance as to the ultimate outcome of the case. Defending the lawsuit maybe expensive and will require the expenditure of time which could otherwise be spent on the Company’s business. While unlikely, if Mr. Spada’s and HEMG’s claims in the New York litigation were to be successful, the damages AGI could pay could potentially be material.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on The Nasdaq Global Market under the symbol “ASPU”. Effective after the U.S. stock market opened on June 29, 2020, the Company joined the small cap Russell 2000® Index and the broad-market Russell 3000® Index at the conclusion of the annual reconstitution of the Russell stock indexes.
The last reported sale price of our common stock as reported by Nasdaq on July 2, 2020 was $8.74. As of that date, we had 135 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.
Unregistered Sales of Equity Securities
None.
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
Key Terms
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:
Operating Metrics
•Lifetime Value ("LTV") - Lifetime Value as the weighted average total amount of tuition and fees paid by every new student that enrolls in the Company’s universities, after giving effect to attrition.
•Bookings - defined by multiplying LTV by new student enrollments for each operating unit.
•Average Revenue per Enrollment ("ARPU") - defined by dividing total bookings by total enrollments for each operating unit.
•Marketing Efficiency Ratio ("MER") - is defined as revenue per enrollment divided by cost per enrollment.
Operating costs and expenses
•Cost of revenues - consists of instructional costs and services and marketing and promotional costs.
◦Instructional costs - consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of revenues.
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive and academic management and operations, finance, legal, tax and human resources, fees for professional services, corporate taxes and facilities costs.
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of Net loss allocable to common shareholders to EBITDA for the fiscal years 2020 and 2019.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of Net loss allocable to common shareholders to Adjusted EBITDA for the fiscal years 2020 and 2019.
Company Overview
AGI is an educational technology holding company.  It operates two universities, Aspen University ("Aspen University" or "AUI" or "Aspen") and United States University ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2020, 9,710 of 11,444 or 85% of all students across both universities are degree-seeking nursing students.
In March 2014, Aspen University unveiled a monthly payment plan available to all students across every online degree program offered by the university. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online associate and most bachelor students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Effective August 2019, new student enrollments for USU’s FNP monthly payment plan will be offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year of the two-year FNP program in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).
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
AGI Student Population Overview*
AGI’s overall active student body (includes both Aspen University and USU) grew 28% year-over-year from 8,932 to 11,444 as of April 30, 2020 and students seeking nursing degrees were 9,710 or 85% of total students at both universities. Active student body is comprised of active degree-seeking students enrolled in a course at the end of the fiscal year or are registered for an upcoming course.
Aspen University’s total active degree-seeking student body grew 22% year-over-year from 7,784 to 9,487. USU’s total active degree-seeking student body grew year-over-year from 1,148 to 1,957 or 70%.
AGI New Student Enrollments

For the fourth quarter of fiscal year 2020, Aspen University accounted for 1,344 new student enrollments delivering overall enrollment growth at Aspen University of 8% year-over-year. Enrollment growth at Aspen University was driven primarily by the Pre-Licensure BSN program as a result of a full quarter of enrollments at both Phoenix, AZ campuses, as compared to the prior year with only one campus open.

USU accounted for 432 new student enrollments in the quarter driven primarily by FNP enrollments, a 36% enrollment increase year-over-year.

For fiscal year 2020, Aspen University year-over-year enrollment grew 26% to 5,953 new student enrollments, and USU year-over-year enrollment grew 62% to 1,715 new student enrollments.
Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments by Quarter
	Q4’19	Q1’20	Q2’20	Q3’20	Q4’20
Aspen University	1,243	1,415	1,823	1,371	1,344
USU	317	514	394	375	432
Total	1,560	1,929	2,217	1,746	1,776

Marketing Efficiency Ratio (MER) Analysis

AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Revenue per Enrollment (RPE)
Marketing Efficiency Ratio (MER) =	—————————————
Cost per Enrollment (CPE)
Cost per Enrollment (CPE)

The Cost per Enrollment measures the advertising investment spent in a given nine month period, divided by the number of new student enrollments achieved in that given nine month period, in order to obtain an average CPE (or CAC outside of the education sector) for the period measured.
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

In the fourth quarter of fiscal year 2020 the Marketing Efficiency Ratio (MER) for our universities, representing revenue-per-enrollment (LTV) over cost-per-enrollment (CPE), improved 38% for Aspen University and 14% for USU, as shown in the below table:

	Fourth Quarter Marketing Efficiency Ratio
	Enrollments	CAC[1]	LTV[2]	Q4 '20 MER	Q4 '19 MER	MER % Change
Aspen University	1,344	$1,284	$14,058 [3]	10.9X	7.9X	38%
USU	432	$1,423	$17,820 [4]	12.5X	11.0X	14%
———————
1Based on 6-month rolling weighted average CAC for each university's enrollments
2Lifetime Value (LTV) of a new student enrollment
3Weighted average LTV for all Aspen University enrollments in the quarter
4LTV for USU's MSN-FNP Program

The improved year-over-year MER results were driven by the decline in cost of enrollment. Compared to the previous year, AGI’s weighted average cost of enrollment declined 10%, from $1,462 to $1,315.

	Fourth Quarter Weighted Average Cost of Enrollment
	Q4 '19 Enrollments	Q4 '19 CAC[1]	Q4 '20 Enrollments	Q4 '20 CAC[1]	CAC % Change
Aspen University	1,243	$1,420	1,344	$1,284	(10)%
USU	317	$1,619	432	$1,423	(12)%
Weighted Average		$1,462		$1,315	(10)%
———————
1Based on 6-month rolling average
Bookings Analysis
On a year-over-year basis, fiscal fourth quarter 2020 bookings increased 36% to $26.6 million, delivering a company-wide average revenue per enrollment (APRU) increase of 19% to $14,973. For the full year fiscal 2020, bookings increased 68% to $111.3 million, delivering a company-wide average revenue per enrollment (APRU) increase of 27% to $14,514.

	Fourth Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)
	Q4 '19 Enrollments	Q4 '19 Bookings	Q4 '20 Enrollments	Q4 '20 Bookings	% Change Total Bookings & ARPU
Aspen University	1,243	$13,942,200	1,344	$18,893,550
USU	317	$5,648,940	432	$7,698,240
Total	1,560	$19,591,140	1,776	$26,591,790	36%

ARPU		$12,558		$14,973	19%
1 “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit. “Average Revenue Per User” (ARPU) is defined by dividing total bookings by total enrollment
ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM
In July 2018, Aspen University through ANI began its Pre-Licensure Bachelor of Science in Nursing degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, AGI entered into a memorandum of understanding to open a second campus in the Phoenix metropolitan area in partnership with HonorHealth. The initial semester at HonorHealth began in September 2019.
Aspen University's innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.
Aspen University's Pre-Licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen is admitting students into one of two program components: (1) a pre-professional nursing component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that are ready to participate in the competitive evaluation process for entry (Years 2-3).
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

Aspen University has executed an agreement with Bayfront Health, a regional network of seven hospitals and over 1,900 medical professionals on staff serving the residents of Florida’s Gulf Coast to provide required clinical placements for Aspen’s nursing students. In addition, clinical affiliation agreements have been signed in the Tampa metropolitan area with John Hopkins All Children’s Hospital, Inc., Care Connections at Home, Global Nurse Network, LLC and The American National Red Cross.

Prior to commencing its campus operations, Aspen is required to obtain approval by the Florida Board of Nursing and the Florida Commission on Independent Education (FLCIE). To date, Aspen has obtained approval from the Florida Board of Nursing and has received confirmation that we are on the agenda for final approval during the month of July 2020 with the FLCIE. Assuming approval is granted in July 2020, we expect to commence our first semester in Tampa in November 2020.

Austin, Texas Campus

Aspen University has executed a definitive lease agreement for eight years to occupy approximately 22,000 square feet in a portion of the first floor of the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the Austin suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,362 cars per day. Aspen is targeting to begin its first semester at Frontera Crossing in November 2020 in campus space formerly occupied by The Art Institute.

Aspen has executed a clinical affiliation agreement with Baylor Scott & White Health – Central division, the largest not-for-profit healthcare system in Texas and one of the largest in the United States. Baylor Scott & White includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.

Aspen is working with the Texas Board of Nursing, the Texas Higher Education Coordinating Board, and the Texas Workforce Commission to complete their respective regulatory approval processes and is required to obtain approval from all agencies prior to commencing its campus operations. To date, Aspen has obtained approval from the Texas Higher Education Coordinating Board and the Texas Workforce Commission, and has received confirmation that we are on the agenda for final approval during the month of July, 2020 with the Texas Board of Nursing.

In addition to the Round Rock campus, effective August 1, 2020, Aspen University has executed a sublease to take over the remaining 20-month lease held by sublandlord National American University (NAU) to occupy approximately 7,200 square feet of their campus in the suburb of Georgetown, Texas, which is approximately 10 miles north of Aspen’s future Frontera Crossing campus in the suburb of Round Rock. In exchange, Aspen as subtenant, at no additional cost, shall have the right to utilize all the existing furniture, fixtures and equipment owned by sublandlord and will convey all such furniture, fixtures and equipment to subtenant via a bill of sale for $10.00. Subject to regulatory approval, Aspen University is targeting to commence its first semester in September 2020 and will share the campus with NAU until January 2021 when NAU will have completed the teach-out of their remaining 12 nursing students.

AGI’s Plan for United States University (USU) to Implement MSN-FNP Weekend Immersions in Every Campus Metropolitan Area:

While lab hours to date have been done at USU’s San Diego facility, the rapid growth of the MSN-FNP program has caused AGI to plan to expand the lab immersions in multiple locations across the United States. For example, the Company has leased an additional suite on the ground floor of our main campus facility in Phoenix (by the airport) to begin offering weekend immersions for MSN-FNP students in both San Diego and Phoenix. We expect this additional clinical facility in Phoenix to be open this coming September.

Moreover, AGI’s future plans call for the build-out of, on average, 10 exam rooms that will occupy approximately 3,000 square feet in each of its pre-licensure metropolitan areas for USU to implement immersions for its MSN-FNP program. As a result, following regulatory approvals, by the end of calendar year 2020, lab immersions are planned to be conducted in four metropolitan areas for USU MSN-FNP students: San Diego, Phoenix, Austin and Tampa.

AGI’s Tele-Health Affiliation Partnership with American-Advanced Practice Network (A-APN)

On July 7, 2020, the Company announced an affiliation partnership with American-Advanced Practice Network (A-APN), a national clinical network for advanced practice nurses that provides comprehensive health care and nursing services at its outpatient centers and clinical facilities throughout the U.S.

A-APN offers independent nurse practitioners (NPs) a unique, multi-state network or "group practice without walls" with best-in-class technology and business support. A-APN was created for and by NPs. Rural and remote members of the network have nationwide, trusted peer cross-coverage for patients. A-APN members deliver clinical care using CareSpan's Digital Care Delivery platform, facilitating care delivery in-person, or at a distance. The platform includes diagnostics, EMR, e-prescribing, remote monitoring, and dynamic documentation.

Through this affiliation, A-APN will appoint an Educational Coordinator to work with USU’s Office of Field Experience to place USU MSN-FNP students with qualified, experienced NP preceptors. We expect that this telehealth partnership will enable MSN-FNP students to complete their required direct care clinical hours with A-APN throughout the COVID-19 crisis and thereafter. As a benefit, the Company doesn't anticipate any delays to their projected graduation dates.
ACCOUNTS RECEIVABLES AND MONTHLY PAYMENT PLAN

Since the inception of the monthly payment plan in the spring of 2014, the accounts receivable balance, both short-term and long-term, has grown from a net number of $649,890 at April 30, 2014 to a net number of $21,027,927 at April 30, 2020. This growth could be portrayed as the engine of the monthly payment plan. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and, as a result, the increase of the accounts receivable balance.
Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly.
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. Aspen University students paying tuition and fees through a monthly payment method grew by 9% year-over-year, from 5,404 to 5,888. Those 5,888 students paying through a monthly payment method represent 62% of Aspen University’s total active student body.
USU students paying tuition and fees through a monthly payment method grew from 758 to 1,273 students sequentially. Those 1,273 students paying through a monthly payment method represent 65% of USU’s total active student body.

Change in Business Mix and Relationship to Accounts Receivable

During fiscal year 2020 revenue from students using the Monthly Payment Plan increased by 34% year over year, but declined as a percentage of total revenue for the second year in a row down from 61.5% in 2019 to 57.2% in 2020, while total revenue increased 44% year over year.

Our two highest lifetime value programs are Aspen University’s Pre-Licensure BSN Program and USU’s MSN-Family Nurse Practitioner Program. These programs are our fastest growing programs and now represent 40% of total annual revenue. We expect the revenue from these programs to continue to grow as a percentage of our total revenue as we continue to expand our campus footprint from 2 to 10+ campuses over the next 3-4 years.

This change in our business mix will have a meaningful change in our accounts receivable and our allowance for doubtful accounts. The BSN Pre-licensure program and the second academic year of the MSN-FNP program require payment prior to the start of each term. This means that approximately 90+% of all revenue from these two programs will be paid in advance; meaningfully reducing our accounts receivable and the allowance for doubtful accounts as a percentage of our total revenue.

As revenue from these programs continue to grow as a percentage of overall revenue, we expect that we will see a corresponding increase in our cashflow from operations that in turn will allow AGI to turn cashflow positive and generate positive free cashflow over time.

In addition to this change in our business mix, we have built upon the existing analysis of our accounts receivable and expanded our analysis to include evaluation of all payment types, student status, and aging within programs. Previously our evaluation was focused primarily on students using the Monthly Payment Plan. As we upgrade our financial systems we expect to gain greater ability to track discrete data faster and easier to support more proactive student engagement that we believe will improve the performance of our student receivable portfolio.

As we identify program and student status specific trends, we will strive to create ways to isolate program specific revenue and accounts receivable activity to gather, analyze and report program specific data and trends. Over time we will use this knowledge to enhance our allowance reserving policies going forward.

By improving visibility into trends earlier we expect to see improvement in overall student performance and a reduction of account delinquencies.

Reserving for Allowance for Doubtful Accounts and Charges to the Allowance

During the fourth quarter we built upon the existing analysis of our accounts receivable and evaluated several segments of our older dated student files. During this analysis we made the determination that receivables for approximately 656 students, amounting to $686,000 for Aspen University and $81,000 of receivables for approximately 39 students for USU were deemed uncollectible based on the payment detail and student status. These amounts were charged against the allowance for doubtful accounts in the fourth quarter of fiscal year 2020.

As part of the account receivable analysis discussed earlier, we evaluated our long-term MPP student receivables. The analysis evaluated students in two categories: nursing and non-nursing. Based on our analysis of the payment details and student performance, in the fourth quarter, we elected to charge $152,000 of MPP receivables against the reserve for doubtful accounts. The MPP receivables will be evaluated in conjunction with our updated recovery and collection process and we expect results to be positive.

Our accounts receivable remaining for former students are from 2018 or more recent with the exception of certain alumni from our nursing programs. We believe our analysis is appropriate and reasonable. We further believe that we are positioned to focus our enhanced recovery and collections efforts on delinquencies and past due amounts from recent graduates and current enrolled students.

Based on our review of accounts receivable, overall revenue growth trends and changes in our mix of business, we evaluated our reserve methodology and increased our reserve by $720,000 for Aspen University and by $60,005 for USU also in the fourth quarter of fiscal year 2020. Note that the AGI's bad debt allowance started the year at $1.25 million and ended the year at $1.75 million.

As part of the process of evaluating our reserving methodology we also evaluated our processes in student accounts, our accounts receivable recovery and collections processes. We have designed an enhanced recovery and collections process that is expected to begin recovery of student late payments earlier and manage these students more proactively during their course of study and post-graduation for MPP students

We will continue to reserve against our receivables based on revenue growth trends, mix of business and specific trends we identify on a program by program basis. We feel we currently have sufficient reserves against our current student portfolio but we intend to stay vigilant to become aware of external changes that could affect our students ability to meet their obligations such as the continuation of the COVID-19 economic slowdown or other exogenous events and circumstances that could give us reason to make a material change to our current methodology and reserve policy.

Overtime we expect the change in our mix of business together with process improvements and collection enhancements to result in a better managed portfolio of student receivables and improving cash flow from operations.

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
At April 30, 2020, the allowance for doubtful accounts was $1,758,920 which represents 7.7% of the gross accounts receivable balance of $22,786,847, the sum of both short-term and long-term receivables.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $3,085,243 at April 30, 2019 to $6,701,136 at April 30, 2020. The primary component consists of MPP students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, and as students enter academic year two of USU’s MSN-FNP legacy 72 month payment plan, they transition to long-term accounts receivable when their liability increases to over $4,500. Those are the two primary factors that have driven an increase in long-term accounts receivable.
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

2020 Developments
On January 22, 2020, the Company closed on an underwritten public offering of common stock for net proceeds of approximately $16 million. On January 22, 2020, the Company refinanced its then existing $10 million term loan held by two investors issuing the investors each a $5 million Convertible Note. The key terms of the Convertible Notes are as follows:
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
•The interest rate of the Convertible Notes is 7% per annum (payable monthly in arrears) compared to 12% under the Term Loans; and
•The Convertible Notes are secured in the same manner as the Term Loans.
On March 1, 2020, the statute of limitations expired to enforce payment on a $50,000 convertible note which matured on March 1, 2014. Therefore, the Company is not liable to pay this loan and treated this as a debt extinguishment in the fourth quarter of fiscal year 2020.

In June 24, 2019, the Company's common stock, which had previously been listed on the Nasdaq Capital Market, was listed on the Nasdaq Global Market.

2020 Consolidated Results

Revenues for the fiscal year 2020 increased to $49,061,080 from $34,025,418 for the fiscal year 2019, an increase of $15,035,662 or 44%. The Company’s focus on its two newest business units that generate the Company’s highest LTV’s, United States University’s MSN-Family Nurse Practitioner (MSN-FNP) and Aspen University’s Pre-Licensure BSN (PL-BSN) programs, now represent 40% of total revenue.

New student enrollments for fiscal year 2020 increased 32% to 7,668 students, and total Bookings rose 68% to $111.3 million, delivering a company-wide APRU increase of 27% to $14,514. The enrollment increases in our Aspen University Doctor of Nursing Practice (DNP) and PL-BSN, and United States University’s (USU) MSN-FNP programs drove total bookings growth and increased ARPU. The improvement in our MER which remained over 10X at both universities was the result of the consistent year-over-year decline in the cost of enrollment.

AGI’s overall active student body (includes both Aspen University and USU) grew 28% year-over-year from 8,932 to 11,444. Aspen University’s total active degree-seeking student body grew 22% year-over-year from 7,784 to 9,487. On a year-over-year basis, USU’s total active student body grew from 1,148 to 1,957 or 70%.

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s financial results for the fourth quarter of fiscal year 2020, as evidenced by our record revenues of $14.1 million. Course starts and persistence amongst our active student body remained at pre-COVID-19 levels throughout the fourth quarter of fiscal year 2020 and during May and June, 2020.

Enrollments in our highest LTV programs remained at pre-COVID-19 levels throughout the fourth quarter of fiscal year 2020, however the Company did experience a moderate slowdown in Aspen University post-licensure online nursing degree enrollments for approximately a six week period between mid-March and end-April 2020. Subsequently, enrollments across all units in the Company returned to pre-COVID-19 levels throughout May and June, 2020.

COVID-19 has focused a spotlight on the shortage of nurses in the U.S. and, in particular, the need for nurses with four-year and advanced degrees such as USU’s MSN-FNP and Aspen University’s DNP programs. We believe we will be operating in a tailwind environment for many years relative to the planned expansion of our Pre-Licensure BSN hybrid campus business.
Results of Operations
For the Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019 and Fiscal Year Ended April 30, 2020 Compared to Fiscal Year Ended April 30, 2019
Revenue
For the three months ended April 30, 2020 ("4Q 2020") compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Revenue	$14,079,193	$3,865,051	38%	$10,214,142

Revenue from operations for the fiscal year 2020 increased to $14,079,193 from $10,214,142 for the fiscal year 2019, an increase of $3,865,051 or 38%.
Aspen University’s revenues contributed 71% of total revenue and increased $2,157,982 to $9,988,306 from $7,830,324. AU’s Pre-Licensure BSN program accounted for 17% of overall Company revenues. USU revenues increased $1,707,067 or 72% from $2,383,819 to $4,090,886 and accounted for 29% of overall Company revenues.

During the Company's standard year end revenue testing procedures we determined that our earned revenue report at Aspen University inadvertently wasn't reporting credits issued to withdrawn students for certain de minimus technology fees. Note that all invoices and credits issued to students were and are correct and their student ledger were and accounts are accurate, so this earned revenue reporting error has no effect on our student body. For fiscal year 2020, this incorrect earned fee calculation amounted to $480,303. Consequently, revenue for the fourth fiscal quarter is $14,079,193 rather than the pre-announced revenue estimate of $14.5 million. For fiscal year 2019, this incorrect earned fee calculation amounted to $296,471. This amount was deemed immaterial to our fiscal 2019 revenue and the Company will be recording this adjustment to other expense in our Q1 Fiscal 2021 10-Q.

For the years ended April 30, 2020 ("FY 2020") compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Revenue	$49,061,080	$15,035,662	44%	$34,025,418

Revenue from operations for the fiscal year 2020 increased to $49,061,080 from $34,025,418 for the fiscal year 2019, an increase of $15,035,662 or 44%.
Aspen University’s revenues contributed 73% to total revenue and increased $8,572,316 to $35,648,490 from $27,076,174. AU’s Pre-Licensure BSN program accounted for 13% of overall full year Company revenues. USU revenues increased $6,463,344 or 93% from $6,949,245 to $13,412,589 and accounted for 27% of overall Company revenues.
Cost of Revenues (exclusive of depreciation and amortization shown separately below)
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$5,431,182	$1,118,851	26%	$4,312,331
As a percentage of revenue	39%			42%
Instructional Costs and Services
Instructional costs and services for the three months ended April 30, 2020 increased to $2,691,185 or 19% of revenues from $1,974,846 or 19% of revenues for the three months ended April 30,2019, an increase of $716,339 or 36%. The increase was primarily due to the increase in the number of class starts year-over-year and the hiring of additional full-time faculty in our nursing licensure programs; AU's BSN Pre-Licensure and USU's MSN-FNP program.
Aspen University instructional costs and services represented 18% of Aspen University revenues for three months ended April 30, 2020, while USU instructional costs and services equaled 21% of USU revenues over the same period.
Marketing and Promotional
Marketing and promotional costs for the three months ended April 30, 2020 were $2,739,997 or 19% of revenues compared to $2,337,486 or 23% of revenues for the three months ended April 30, 2019, an increase of $402,511 or 17%.
Aspen University marketing and promotional costs represented 18% of Aspen University revenues for the three months ended April 30, 2020, while USU marketing and promotional costs equaled 16% of USU revenues for the same period.
AGI corporate marketing expenses equaled $265,375 for the three months ended April 30, 2020 compared to $201,190 for the three months ended April 30, 2019, an increase of $64,185 or 32%.
Gross profit rose to 59% of revenues or $8,351,112 for the three months ended April 30, 2020, from $5,683,536 or 56% for the three months ended April 30, 2019, an increase of 47% year over year.

Aspen University gross profit represented 60% of Aspen University revenues for the three months ended April 30, 2020, and USU gross profit equaled 63% of USU revenues during the same period.
For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$19,135,302	$3,158,084	20%	$15,977,218
As a percentage of revenue	39%			47%
Instructional Costs and Services
Instructional costs and services for the fiscal year 2020 increased to $9,639,323 or 20% of revenues from $6,880,668 or 20% of revenues for the fiscal year 2019, an increase of $2,758,655 or 40%. The increase was primarily due to the increase in the number of class starts year-over-year and the hiring of additional full-time faculty in our nursing licensure programs; AU’s BSN Pre-Licensure and USU’s MSN-FNP program..
Aspen University instructional costs and services represented 18% of Aspen University revenues for the fiscal year 2020, while USU instructional costs and services equaled 21% of USU revenues over the same period.
Marketing and Promotional
Marketing and promotional costs for the fiscal year 2020 were $9,495,980 or 19% of revenues compared to $9,096,551 or 27% of revenues for the fiscal year 2019, an increase of $399,429 or 4%.
Aspen University marketing and promotional costs represented 18% of Aspen University revenues for the fiscal year 2020, while USU marketing and promotional costs equaled 16% of USU revenues for the same period.
AGI corporate marketing expenses equaled $994,113 for the fiscal year 2020 compared to $852,904 for the fiscal year 2019, an increase of $141,209 or 17%.
Gross profit rose to 59% of revenues or $28,848,786 for the fiscal year 2020, from $17,299,195 for the fiscal year 2019, an increase of 67% year over year.
Aspen University gross profit represented 61% of Aspen University revenues for the fiscal year 2020, and USU gross profit equaled 62% of USU revenues during the same period.
Given gross profit for the year increased over $11.5 million year-over-year while revenue increased $15 million, 77% of the fiscal year revenue increase therefore dropped to the gross profit line.
Costs and Expenses
General and Administrative
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
General and Administrative	$7,716,277	$1,420,452	23%	$6,295,825
As a percentage of revenue	53%			62%

General and administrative costs for the fiscal year 2020 were $7,716,277 or 53% of revenues compared to $6,295,825 or 62% of revenues during the fiscal year 2019, an increase of $1,420,452, or 23%. The increase in expense is consistent with our long term expectations that general and administrative costs will grow at approximately half the rate of revenues. There is a portion of these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.

Note that AGI recorded $77,000 of one-time G&A expense items in the quarter, primarily related to recruiting fees. Excluding those one-time items, G&A would have increased year-over-year by only $1.3 million, meaning that G&A would have grown at 21% year-over-year.
Aspen University general and administrative costs which are included in the above amount represented 33% of Aspen University revenues for the three months ended April 30, 2020, while USU general and administrative costs equaled 46% of USU revenues for the same period.
AGI’s general and administrative costs for the three months ended April 30, 2020 and 2019 are included in the above amounts equaled $2,492,208 and $1,727,814, respectively, include corporate employees in the New York corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and Investor Relations), as well as one-time expense items in the quarter related to recruiting fees.
For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
General and Administrative	$30,329,520	$6,195,700	26%	$24,133,820
As a percentage of revenue	62%			71%

General and administrative costs for the fiscal year 2020 were $30,329,520 or 62% of revenues compared to $24,133,820 or 71% of revenues during the fiscal year 2019, an increase of $6,195,700, or 26%. In fiscal year 2020, general and administrative expenses, excluding non-recurring items, grew 21% over the prior year. Going forward, the Company expects recurring general and administrative expenses to grow at approximately half the rate of revenue. There is a portion of these costs that are variable which increased as our revenues increased; but there also is a fixed cost component that tends to grow at a slower rate.
Aspen University general and administrative costs which are included in the above amount represented 39% of Aspen University revenues for the fiscal year 2020, while USU general and administrative costs equaled 53% of USU revenues for the same period.
AGI’s general and administrative costs for the fiscal years 2020 and 2019 are included in the above amounts equaled $9,157,729 and $6,136,918, respectively, include corporate employees in the New York corporate office, IT, rent, non-cash AGI stock based compensation, and professional fees (legal, accounting, and Investor Relations), as well as one-time expense items as stated above.
Bad Debt Expense
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Bad debt expense	$780,005	$406,057	109%	$373,948
As a percentage of revenue	5%			4%

Bad debt expense for the three months ended April 30, 2020 increased to $780,005 from $373,948 for the three months ended April 30, 2019, an increase of $406,057, or 109%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly.

For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Bad debt expense	$1,431,210	$577,202	68%	$854,008
As a percentage of revenue	3%			3%

Bad debt expense for the fiscal year 2020 increased to $1,431,210 from $854,008 for the fiscal year 2019, an increase of $577,202, or 68%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly.
Depreciation and Amortization
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Depreciation and amortization	$493,268	$(99,366)	(17)%	$592,634
As a percentage of revenue	4%			6%

Depreciation and amortization costs for the three months ended April 30, 2020 decreased to $493,268 from $592,634 for the three months ended April 30, 2019, an decrease of $99,366, or 17%. The decrease in depreciation expense is primarily due to a decrease in amortization expense at USU relating to intangibles from the AGI acquisition in late 2017.

For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Depreciation and amortization	$2,203,461	$33,363	2%	$2,170,098
As a percentage of revenue	4%			6%

Depreciation and amortization costs for the fiscal year 2020 increased to $2,203,461 from $2,170,098 for the fiscal year 2019, an increase of $33,363, or 2%. The increase in depreciation expense is mainly due to additional investment in company developed software, partially offset by a decrease in amortization expense at USU from the AGI acquisition in late 2017. Moreover, AGI has made capital investments in the Phoenix campuses and expects to invest in other campus locations that will cause depreciation expense to continue to increase in the near future.
Other Expense, net
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Other expense, net	$(333,711)	$(84,378)	34%	$(249,333)

Other expense, net for the three months ended April 30, 2020 primarily includes interest expense related to the Company's line of credit and secured loan payable of approximately $400,000 offset by a write off of a $50,000 promissory note.

For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Other expense, net	$(1,568,832)	$(1,400,341)	831%	$(168,491)

Other expense, net for the fiscal year 2020 includes interest expense related to the Company's line of credit, secured loan payable and former convertible notes of approximately $1.8 million offset by recovery of approximately $120,000 of previously written off USU accounts receivable and the write off of a $50,000 promissory note.

Income Tax Expense

For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Income tax expense	$10,688	$10,688	NM	$—
________________
NM - Not meaningful
Income taxes expense for the three months ended April 30, 2020 was $10,688 compared to $0 in for the fiscal year 2019. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Income tax expense	$51,820	$51,820	NM	$—

Income taxes expense for the fiscal year 2020 was $51,820 compared to $0 in for the fiscal year 2019. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
Net Loss
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended April 30,
	2020	$ Change	% Change	2019
Net loss	$(664,563)	$945,360	59%	$(1,609,923)

Net loss allocable to stockholders was $664,563 or net loss per basic share of $0.03 for the three months ended April 30, 2020 as compared to $1,609,923, or net loss per basic share of $0.09 for the three months ended April 30, 2019, a decrease in loss of $945,360, or 59% improvement.
For the years ended April 30, 2020 (Fiscal Year 2020) compared to April 30, 2019 (Fiscal Year 2019)

	Fiscal Year Ended April 30,
	2020	$ Change	% Change	2019
Net loss	$(5,659,065)	$3,619,152	39%	$(9,278,217)

Net loss allocable to stockholders was $5,659,065 or net loss per basic share of $0.29 for the fiscal year 2020 as compared to$9,278,217, or net loss per basic share of $0.50 for the fiscal year 2019, a decrease in loss of $3,619,152, or 39% improvement.
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

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.
Aspen Group defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below including non-recurring charges - stock based compensation of $474,324 and non-recurring charges - other of $745,748 in 2020 and non-recurring charges - other of $497,300 in 2019. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability.
We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measures calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between AGI and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.
The following table presents a reconciliation of Net Loss allocable to common shareholders to Adjusted EBITDA, a GAAP requirement:

	Three Months Ended April 30,		Years Ended April 30,
	2020	2019	2020	2019
Net loss	$(664,563)	$(1,609,923)	$(5,659,065)	$(9,278,217)
Interest expense	393,471	285,437	1,818,078	441,961
Taxes	(10,688)	—	51,820	9,276
Depreciation & amortization	493,268	592,634	2,203,461	2,170,098
EBITDA	211,488	(731,852)	(1,585,706)	(6,656,882)
Bad debt expense	780,005	373,942	1,431,210	854,008
Stock-based compensation	300,740	324,256	1,641,984	1,190,385
Non recurring charges - Stock-based compensation	—	—	474,324	—
Non-recurring charges - other	77,000	106,589	745,748	497,300
Adjusted EBITDA	$1,369,233	$72,935	$2,707,560	$(4,115,189)

Aspen University generated $9.1 million of Adjusted EBITDA for fiscal 2020 and $3.1 million of Adjusted EBITDA for fiscal Q4 2020.
USU generated Adjusted EBITDA of $1.4 million during fiscal 2020 and Adjusted EBITDA of $689 thousand for fiscal Q4 2020.
Aspen Group corporate generated Adjusted EBITDA of $(7.8) million for fiscal 2020 and Adjusted EBITDA of $(2.4) million for Q4 2020.
Liquidity and Capital Resources
A summary of our cash flows is as follows:

	For the Years Ended April 30,
	2020	2019
Net cash used in operating activities	$(5,748,633)	$(10,216,014)
Net cash used in investing activities	(3,290,361)	(2,623,043)
Net cash provided by financing activities	16,978,007	8,003,744
Net increase in cash	$7,939,013	$(4,835,313)

Net Cash Used in Operating Activities
Net cash used in operating activities during the 2020 Period totaled $(5.7) million and resulted primarily from the net loss of $(5.7) million, offset by $8.1 million in non-cash items and a $8.2 million decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $(8.7) million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $2.2 million and stock-based compensation expense of $2.1 million.
Net cash used in operating activities during the 2019 Period totaled $(10.2) million and resulted primarily from the net loss of $(9.3) million, offset by $4.4 million in non-cash items and a $5.3 million decrease in operating assets and liabilities. The most significant item change in operating assets and liabilities was an increase in accounts receivable of $6.5 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of $2.2 million and stock-based compensation expense of $1.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities during the 2020 Period totaled $(3.3) million mostly attributed to investments in the purchase of property and equipment as we build up our campuses.
Net cash used in investing activities during the 2019 Period totaled ($2.6) million, mostly attributed to investments in the purchase of property and equipment as we built up our campuses in Arizona.
Net Cash Provided By Financing Activities
Net cash provided by financing activities during the 2020 Period totaled $17.0 million which primarily reflects proceeds from the Company's equity offering in the fiscal third quarter.
Net cash provided by financing activities during the 2019 Period totaled $8.0 million which reflects the early repayment of the remaining outstanding principal of the Convertible Note, issued in connection with the USU acquisition, offset by the proceeds from the senior secured term loans.
Liquidity
The Company had cash and cash equivalents of approximately $15.2 million on July 2, 2020, and approximately $3.7 million of restricted cash. In addition to its cash, the Company also had access to the $5 million Revolving Credit Facility, which is undrawn at April 30, 2020 and currently remains undrawn. The Company has sufficient cash resources to meet its working capital needs for at least the next 12 months.
Included in cash and cash equivalents are proceeds of $1.1 million from the June 5, 2020 exercise of stock purchase warrants and $847,000 from current and former employee option exercises. Employee funds received for payroll taxes to be remitted from these option exercises were approximately $546,000, and are included in restricted cash
At April 30, 2020, the Company has $17.56 million remaining available under its shelf registration statement on Form S-3 (File No. 333-224230), which is set to expire in April 2021.
For each new campus, the Company expects to spend $750,000 to $1.0 million of capital. Approximately $350,000 to $500,000 will be in the form of letters of credit to facilitate the leases. These letters of credit wind down over three to four years in accordance with the lease agreements. Approximately $500,000 will be spent on property build out, furniture and fixtures and other equipment for labs and clinical classrooms.
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
For accounts receivable from students, Aspen records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. Aspen determines the adequacy of its allowance for doubtful accounts using a general reserve method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. AGI establishes reserves to its receivables based upon an estimate of the risk presented by the program within the university, student status, payment type and age of receivables. Aspen writes off accounts receivable balances at the time the balances are deemed uncollectible. Aspen continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
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
Related Party Transactions
The Company did not have any related party transactions in fiscal year 2020.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of April 30, 2020.
New Accounting Pronouncements
See Note 2 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected launch of Aspen University’s Florida and Texas campuses and the expected rate of subsequent campus openings, the expected effect of telehealth partnership with A-APN, our planned USU lab immersion expansions, the impact of bookings, our estimates concerning Lifetime Value, the expected launch of phase two of our in-house CRM and the anticipated effects of such launch on persistence rates and Lifetime Value, future expansion of our operating margins, the anticipated increase in competition, including as the result of the COVID-19 pandemic, our expected ability to cost-effectively drive prospective student leads internally, our future ability to provide lower costs per enrollment, the expected growth in our future revenues from the Aspen University’s Pre-Licensure BSN Program and USU’s MSN-FNP Program, the expected changes to our accounts receivable and allowance for doubtful accounts, our anticipated increase in cash flow from operations, the expected increase in the future general and administrative costs, the near-term continued increase in the depreciation expense, the expected capital expenditures related to new campus openings, and future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, unanticipated issues with, and delays in, launching phase two of our in-house CRM and the continued ability of the CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, national and local economic factors including the substantial impact of the COVID-19 pandemic on the economy, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risks and uncertainties affecting our business is contained Part I. Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.
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
ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2020.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2020.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of the report.
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
(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	2012 Equity Incentive Plan, as amended*	10-Q	3/15/2018	10.11
10.1(a)	Amendment No. 10 to the 2012 Equity Incentive Plan	8-K	3/22/2018	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	10/31/2018	Annex A
10.2(a)	Amendment No. 1 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/2019	Annex A
10.3	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/2017	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*				Filed
10.7	Employment Agreement between the Company and Frank J. Cotroneo dated December 2, 2019*	8-K	12/5/2019	10.1
10.8	Employment Agreement between the Company and Robert Alessi dated December 1, 2019*	8-K	12/5/2019	10.2
10.9	Form of Restricted Stock Unit Agreement				Filed
10.10	Form of Restricted Stock Unit Agreement – price based vesting				Filed
10.11	Form of Stock Option Agreement				Filed
10.12	Securities Purchase Agreement, dated as of July 19, 2018, by and between Aspen Group, Inc. and ESL	8-K	7/19/2018	10.1
10.13	Loan Agreement, dated November 5, 2018	8-K	11/5/2018	10.1
10.14	Revolving Promissory Note, dated November 5, 2018	8-K	11/5/2018	10.2
10.15	Warrant to purchase 92,049 shares of common stock, dated November 5, 2018	8-K	11/5/2018	4.1
10.16	Form of Term Promissory Note and Security Agreement dated March 6, 2019	10-Q	3/11/2019	10.1
10.17	Form of Loan Agreement, dated March 6, 2019	10-Q	3/11/2019	10.2
10.18	Form of Intercreditor Agreement, dated March 6, 2019	10-Q	3/11/2019	10.3
10.19	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019	10-Q	3/11/2019	10.4
10.20	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.21	Form of Amended and Restated Convertible Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/2020	10.1
10.22	Form of Amended and Restated Revolving Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/2020	10.2
10.23	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.24	Form of Loan Agreement dated January 15, 2020	10-Q	3/10/2020	10.7

21.1	Subsidiaries	Filed
23.1	Consent of Independent Registered Public Accounting Firm	Filed
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
——————
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

Aspen Group, Inc.

Date: July 7, 2020	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 7, 2020
Michael Mathews

/s/ Frank J. Cotroneo	Chief Financial Officer and Director	July 7, 2020
Frank J. Cotroneo	(Principal Financial Officer)

/s/ Robert Alessi	Chief Accounting Officer	July 7, 2020
Robert Alessi	(Principal Accounting Officer)

/s/ Norman Dicks	Director	July 7, 2020
Norman Dicks

/s/ C. James Jensen	Director	July 7, 2020
C. James Jensen

/s/ Andrew Kaplan	Director	July 7, 2020
Andrew Kaplan

/s/ Malcolm MacLean IV	Director	July 7, 2020
Malcolm MacLean IV

/s/ Sanford Rich	Director	July 7, 2020
Sanford Rich

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Aspen Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries (the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

// Salberg & Company, P.A.

We have served as the Company’s auditor since 2012
SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 7, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$14,350,554	$8,316,285
Restricted cash	3,556,211	1,651,467
Accounts receivable, net of allowance of $1,758,920 and $1,247,031, respectively	14,326,791	10,656,470
Prepaid expenses	941,671	410,745
Other receivables	23,097	2,145
Other current assets	173,090	—
Total current assets	33,371,414	21,037,112

Property and equipment:
Computer equipment and hardware	649,927	521,395
Furniture and fixtures	1,007,099	915,936
Leasehold improvements	867,024	204,545
Instructional equipment	301,842	260,790
Software	6,162,770	4,314,198
	8,988,662	6,216,864
Less: accumulated depreciation and amortization	(2,841,019)	(1,825,524)
Total property and equipment, net	6,147,643	4,391,340
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	8,541,667
Courseware, net	111,457	161,930
Accounts receivable, secured - net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	6,701,136	3,085,243
Debt issue cost, net	182,418	300,824
Operating lease right of use asset, net	6,412,851	—
Deposits and other assets	355,831	629,626

Total assets	$66,239,511	$43,204,503

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2020	2019
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,505,859	$1,699,221
Accrued expenses	537,413	651,418
Deferred revenue	3,712,994	2,456,865
Refunds due students	2,371,844	1,174,501
Deferred rent, current portion	—	47,436
Convertible note payable	—	50,000
Operating lease obligations, current portion	1,683,252	—
Other current liabilities	545,711	270,786
Total current liabilities	10,357,073	6,350,227

Convertible notes, net of discount of $1,550,854	8,449,146	—
Senior secured loan payable, net of discount of $353,328	—	9,646,672
Operating lease obligations	5,685,335	—
Deferred rent	—	746,176
Total liabilities	24,491,554	16,743,075

Commitments and contingencies - See Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding at April 30, 2020 and April 30, 2019	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 21,770,520 issued and 21,753,853 outstanding at April 30, 2020 18,665,551 issued and 18,648,884 outstanding at April 30,2019	21,771	18,666
Additional paid-in capital	89,505,216	68,562,727
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(47,709,030)	(42,049,965)
Total stockholders’ equity	41,747,957	26,461,428

Total liabilities and stockholders’ equity	$66,239,511	$43,204,503

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2020	2019
Revenues	$49,061,080	$34,025,418

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	19,135,302	15,977,218
General and administrative	30,329,520	24,133,820
Bad debt expense	1,431,210	854,008
Depreciation and amortization	2,203,461	2,170,098
Total operating expenses	53,099,493	43,135,144

Operating loss	(4,038,413)	(9,109,726)

Other income (expense):
Other income	249,246	276,189
Interest expense	(1,818,078)	(444,680)
Total other expense, net	(1,568,832)	(168,491)

Loss before income taxes	(5,607,245)	(9,278,217)

Income tax expense	51,820	—

Net loss	$(5,659,065)	$(9,278,217)

Net loss per share allocable to common stockholders - basic and diluted	$(0.29)	$(0.50)

Weighted average number of common shares outstanding: basic and diluted	19,708,708	18,409,459

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2020 AND 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 30, 2018	18,333,521	$18,334	$66,557,005	$(70,000)	$(32,771,748)	$33,733,591
Stock-based compensation	—	—	1,190,385	—	—	1,190,385
Common stock issued for cashless stock options exercised	111,666	112	(112)	—	—	—
Common stock issued for stock options exercised for cash	56,910	56	128,145	—	—	128,201
Common stock issued for cashless warrant exercise	119,594	120	(120)	—	—	—
Common stock issued for warrants exercised for cash	43,860	44	99,956	—	—	100,000
Warrants issued with debt financing	—	—	615,587	—	—	615,587
Amortization of warrant based cost issued for services	—	—	1,713	—	—	1,713
Purchase of treasury stock, net of broker fees	—	—	—	(7,370,000)	—	(7,370,000)
Re-sale of treasury stock, net of broker fees	—	—	—	7,370,000	—	7,370,000
Other offering costs	—	—	(29,832)	—	—	(29,832)
Net loss	—	—	—	—	(9,278,217)	(9,278,217)
Balance as of April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428

Stock-based compensation	—	—	2,116,309	—	—	2,116,309
Amortization of restricted stock issued for service	—	—	122,250	—	—	122,250
Common stock issued for cashless stock options exercised	190,559	191	(191)	—	—	—
Common stock issued for stock options exercised for cash	277,678	278	962,372	—	—	962,650
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost issued for services	—	—	36,719	—	—	36,719
Restricted stock issued for services, subject to vesting	144,803	144	(144)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offering costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on Convertible Debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	21,760	—	—	21,760
Net loss	—	—	—	—	(5,659,065)	(5,659,065)
Balance as of April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,659,065)	$(9,278,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,431,210	854,008
Depreciation and amortization	2,203,461	2,170,098
Stock-based compensation	2,116,309	1,190,385
Warrants issued for service	36,719	1,713
Loss on asset disposition	3,918	—
Lease expense	162,127	—
Amortization of debt discounts	261,128	40,881
Amortization of debt issue costs	118,406	54,247
Gain on debt extinguishment	(50,000)	—
Non-cash payments to investor relation firm	122,250	—
Cash paid to settle convertible debt	—	60,932
Amortization of prepaid shares for services	—	8,285
Changes in operating assets and liabilities:
Accounts receivable	(8,717,424)	(6,477,948)
Prepaid expenses	(530,926)	(219,624)
Other receivables	(20,952)	182,424
Other current assets	(173,090)	—
Deposits and other assets	273,792	(44,660)
Accounts payable	(193,362)	(527,993)
Accrued expenses	138,467	(7,436)
Deferred rent	—	663,376
Refunds due students	1,197,343	358,660
Deferred revenue	1,256,129	642,729
Other liabilities	274,927	112,126
Net cash used in operating activities	(5,748,633)	(10,216,014)

Cash flows from investing activities:
Purchases of courseware and accreditation	(13,851)	(91,522)
Purchases of property and equipment	(3,276,510)	(2,531,521)
Net cash used in investing activities	(3,290,361)	(2,623,043)

Cash flows from financing activities:
Proceeds from sale of common stock net of underwriter costs	16,044,879	—
Disbursements for equity offering costs	(51,282)	(29,832)
Common stock short swing reclamation	21,760	—
Proceeds of stock options exercised and warrants exercised	962,650	228,201
Proceeds of senior secured loan	—	10,000,000
Repayment of convertible note payable	—	(2,000,000)
Offering costs paid on debt financing	—	(100,000)
Closing costs of senior secured loans	—	(33,693)
Cash paid to settle convertible debt	—	(60,932)
Purchase of treasury stock	—	(7,370,000)
Re-sale of treasury stock	—	7,370,000
Net cash provided by financing activities	16,978,007	8,003,744

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended April 30,
	2020	2019
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,939,013	$(4,835,313)
Cash and cash equivalents and restricted cash at beginning of year	9,967,752	14,803,065
Cash and cash equivalents and restricted cash at end of year	$17,906,765	$9,967,752

Supplemental disclosure cash flow information:
Cash paid for interest	$1,208,285	$118,217
Cash paid for income taxes	$51,820	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$178,477	$29,809
Beneficial conversion feature on convertible debt	$1,692,309	$—
Gain on debt extinguishment	$50,000	$—
Right-of-use lease asset offset against operating lease obligations	$8,988,525	$—
Warrants issued as part of revolving credit facility	$—	$255,071
Warrants issued as part of senior secured term loans	$—	$360,516
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	April 30,
	2020	2019
Cash and cash equivalents	$14,350,554	$8,316,285
Restricted cash	3,556,211	1,651,467
Total cash and cash equivalents and restricted cash	$17,906,765	$9,967,752

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. (together with its subsidiaries, the "Company" or "AGI") is an education technology holding company. AGI has five subsidiaries, Aspen University Inc. ("Aspen University" or AUI") organized in 1987, Aspen Nursing of Arizona, Inc. ("ANAI"), Aspen Nursing of Florida, Inc. ("ANFI"), Aspen Nursing of Texas, Inc. ("ANTI"), and United States University Inc. ("United States University" or "USU"). ANAI, ANFI and ANTI are subsidiaries of Aspen University Inc.
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2020, 9,710 of 11,444 or 85% of all students across both universities are degree-seeking nursing students.
Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the United States Department of Education (the “DOE”) and Council for Higher Education Accreditation ("CHEA"). On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years through January 2024.
Since 2009, USU has been regionally accredited by WASC Senior College and University Commission (“WSCUC”).
Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017.

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s financial results for the fourth quarter of fiscal year 2020, as evidenced by our record revenues of $14,079,193. Course starts and persistence amongst our active student body remained at pre-COVID-19 levels throughout the fourth quarter of fiscal year 2020 and during May and June, 2020.
Enrollments in our highest LTV programs remained at pre-COVID-19 levels throughout the fourth quarter of fiscal year 2020, however the Company did experience a moderate slowdown in Aspen University post-licensure online nursing degree enrollments for approximately a six week period between mid-March and end-April 2020. Subsequently, enrollments across all units in the Company returned to pre-COVID-19 levels throughout May and June, 2020.
COVID-19 has focused a spotlight on the shortage of nurses in the U.S. and, in particular, the need for nurses with four-year and advanced degrees such as USU’s MSN-FNP and Aspen University’s DNP programs. We believe we will be operating in a tailwind environment for many years relative to the planned expansion of our Pre-Licensure BSN hybrid campus business.

Liquidity

At April 30, 2020, the Company had a cash and cash equivalents balance of $14,350,554 with an additional $3,556,211 in restricted cash.

In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory notes, with the right to extend the term of the loans for an additional 12 months by paying a 1% one-time extension fee. On January 22, 2020, the Term Loans were exchanged for convertible notes maturing January 22, 2023. (See Note 9)

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
On January 22, 2020, the Company closed on an underwritten public offering of common stock for the net proceeds of approximately $16 million. The public offering was a condition precedent to the closing of the refinancing described above.

On November 5, 2018 the Company entered into a three-year $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 9)

The Company paid $1,160,000 of principal and accrued interest related to a convertible note on December 3, 2018, as explained in Note 9. Also, on February 25, 2019, the Company paid a total of $1,080,000, which included the remaining $1 million of principal, $19,068 of accrued unpaid interest and settlement expense of $60,932 to prepay the debt and eliminate the holder’s conversion option. This was the final payment for the acquisition of USU and was originally due on December 1, 2019. (See Note 9).
During the year ended April 30, 2020 the Company provided net cash of $7,939,013, which included using $5,748,633 in operating activities.
The Company has analyzed its liquidity position and believes its current resources are adequate to meet anticipated liquidity needs for the next 12 months.
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
The consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of collateral on certain receivables, the carrying value of right-of-use ("ROU") assets, estimates of the fair value of assets acquired and liabilities assumed in a business combination, depreciable lives of property and equipment, amortization periods and valuation of courseware, intangibles and software development costs, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
ASU No 2016-18 – In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016- 18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company adopted this ASU on May 1, 2018.
As of April 30, 2020, restricted cash of $3,556,211 consists of $692,293 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708, which is collateral for a letter of credit issued by the bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by the Department of Education ("DOE") in

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,536,382. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
Restricted cash as of April 30, 2019 was $1,651,467 and includes $120,864 which is collateral for the USU facility operating lease and $255,708, which is collateral for a letter of credit issued by the bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by DOE in connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $1,203,067 which were previously included in Cash and cash equivalents. See Prior Period Reclassifications below for additional information.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2020. As of April 30, 2020 and 2019, there were deposits totaling $16,742,603 and $9,359,208 respectively, held in two separate institutions.
Goodwill and Intangibles
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment. We have selected an April 30th annual goodwill impairment test date.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. As of April 30, 2020, the monthly payment plan represents approximately 57% of the payments that are made by students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
For accounts receivable from students, AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. AGI determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and each student’s status. AGI estimates the amounts to increase the allowance based upon the risk presented by the age of the receivables and student status. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
For accounts receivable from primary payors other than students, AGI estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, AGI uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. AGI may also record a general allowance as necessary.
Direct write-offs are taken in the period when AGI has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that AGI should abandon such efforts. (See Note 14)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At April 30, 2020 and 2019, those balances are $6,701,136 and $3,085,243, respectively. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

Category	Useful Life
Computer equipment & hardware	3 years
Software	5 years
Instructional equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of 8 years or the number of years of the lease term

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
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
Courseware and Accreditation
The Company records the costs of courseware and accreditation in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.
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

In February 2016, FASB issued Accounting Standards Update, or ASU, No. 2016-2, Leases (Topic 842). This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets with a corresponding lease liability, along with disclosing certain key information about leasing arrangements. The Company adopted the standard effective May 1, 2019 using the cumulative effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

•Carry forward of historical lease classification;
•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and
•Not separate lease and non-lease components for office space and campus leases.

The adoption of this standard resulted in the recognition of an initial operating lease right-of-use assets (“ROU’s”) and corresponding lease liabilities of approximately $8.8 million, on the Consolidated Balance Sheet as of May 1, 2019. For presentation purposes, the deferred rent liability is presented as a separate line item at April 30, 2019 and is deducted from the operating lease ROU asset at April 30, 2020. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Additionally, the standard did not materially impact the Company's consolidated statements of cash flows.

Disclosures related to the amount, timing, and uncertainty of cash flows arising from leases are included in Note 11.
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
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $9,495,980 and $9,096,550 for year ended April 30, 2020 and 2019, respectively and are included in cost of revenues.
General and Administrative

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, academic operations, compliance and other corporate functions. General and administrative expenses also include professional services fees, financial aid processing costs, non-capitalizable courseware and software costs, travel and entertainment expenses and facility costs.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company has early adopted ASU 2018-7, which substantially aligns share based compensation for employees and non-employees as noted below.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
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
Net Loss Per Share
Net loss per common share is based on the weighted average number of common shares outstanding during each period. Options to purchase 2,734,899 and 3,408,154 common shares, 643,175 and 0 restricted stock units ("RSUs"), warrants to purchase 566,223 and 731,152 common shares, unvested restricted stock of 24,672 and 64,116, and $10,000,000 and $50,000 of convertible debt (convertible into 1,398,601 and 4,167 common shares) were outstanding at April 30, 2020 and 2019, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.
Segment Information
The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its online and campus students regardless of geography. The Company's chief operating decision makers, its Chief Executive Officer and Chief Academic Officer, manage the Company's operations as a whole.
Recent Accounting Pronouncements
Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after April 30, 2020, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current year presentation.
Restricted cash in fiscal 2020, previously included in cash in fiscal 2019, of $1,203,067 has been reclassified to include funds from: (1) unearned educational services that were received from Title IV programs that the Company will expect to be earned in the subsequent period up to approximately 84%; (2) non-Title IV funds held for students who have withdrawn representing refunds due students up to approximately 12%; and (3) other items up to approximately 4% for all periods presented. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education. See Consolidated Balance Sheets and Cash, Cash equivalents and Restricted cash section above for additional information.
Property and equipment categories have been updated to align with the current period presentation for all periods presented. There was no impact to the useful lives of property and equipment at April 30, 2019. The computer and office equipment category has been renamed to computer equipment and hardware, and now includes call center equipment. The instructional equipment and leasehold improvements categories are now separate categories; previously included in furniture and fixtures.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
Additionally, bad debt expense, which was previously included in general and administrative expense in fiscal 2019 of $854,008, is now reported separately as a component of operating expenses for all periods presented. See Statement of operations for additional information.
Note 3. Accounts Receivable
Accounts receivable consisted of the following at April 30, 2020 and 2019:

	April 30,
	2020	2019
Accounts receivable	$22,786,847	$14,988,744
Long term contractual accounts receivable	(6,701,136)	(3,085,243)
Less: Allowance for doubtful accounts	(1,758,920)	(1,247,031)
Accounts receivable, net	$14,326,791	$10,656,470
Bad debt expense for the years ended April 30, 2020 and 2019, were $1,431,210 and $854,008 respectively.
Note 4. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization. There is no expense impact for such write offs.
Property and equipment consisted of the following at April 30, 2020 and April 30, 2019:

	April 30,
	2020	2019
Computer equipment and hardware	$649,927	$521,395
Furniture and fixtures	1,007,099	915,936
Leasehold improvements	867,024	204,545
Instructional equipment	301,842	260,790
Software	6,162,770	4,314,198
	8,988,662	6,216,864
Accumulated depreciation and amortization	(2,841,019)	(1,825,524)
Property and equipment, net	$6,147,643	$4,391,340
Software consisted of the following at April 30, 2020 and 2019:

	April 30,
	2020	2019
Software	$6,162,770	$4,314,198
Accumulated amortization	(2,049,809)	(1,351,193)
Software, net	$4,112,961	$2,963,005
Depreciation and amortization expense for all Property and Equipment as well as the portion for just software is presented below for the years ended April 30, 2020 and 2019:

	Years Ended April 30,
	2020	2019
Depreciation and amortization expense	$1,497,470	$1,002,347

Software amortization expense	$1,013,466	$684,871
The following is a schedule of estimated future amortization expense of software at April 30, 2020:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

Year Ending April 30,
2021	$1,203,497
2022	1,109,903
2023	942,271
2024	639,618
Thereafter	217,672
Total	$4,112,961

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

We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as it believes they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. Amortization expense for the year ended April 30, 2020 and for the year ended April 30, 2019 was $641,667 and $1,100,000, respectively.

Intangible assets consisted of the following at April 30, 2020 and April 30, 2019:

	April 30,
	2020	2019
Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(2,200,000)	(1,558,333)
Net intangible assets	$7,900,000	$8,541,667

Note 6. Courseware and Accreditation

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
Courseware & accreditation costs capitalized were $13,851 for the year ended April 30, 2020 and $91,522 for the year ended April 30, 2019. As courseware and accreditation reach the end of its useful life, it is written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware and accreditation consisted of the following at April 30, 2020 and 2019:

	April 30,
	2020	2019
Courseware	$287,813	$325,987
Accreditation	59,350	57,100
Accumulated amortization	(235,706)	(221,157)
Courseware and accreditation, net	$111,457	$161,930

Amortization expense of courseware and accreditation for the years ended April 30, 2020 and 2019:

	Years Ended April 30,
	2020	2019
Amortization expense	$64,324	$67,751
The following is a schedule of estimated future amortization expense of courseware and accreditation at April 30, 2020:

Year Ending April 30,
2021	$40,454
2022	31,935
2023	26,116
2024	11,743
Thereafter	1,209
Total	$111,457

Note 7. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2020, and April 30, 2019, the balance of the account receivable, net of allowance, was $45,329.
HEMG failed to pay to Aspen University any portion of the $772,793 amount due as of September 30, 2014. Consequently, on November 18, 2014 Aspen University filed a complaint vs. HEMG in the United States District Court for the District of New Jersey, to collect the full amount due to the Company. HEMG defaulted and Aspen University obtained a default judgment. In addition, Aspen University gave notice to HEMG that it intended to privately sell the 54,571 shares after March 10, 2015. On April 29, 2015, the Company sold those shares to a private investor for $1.86 per share or $101,502 which proceeds reduced the receivable balance to $671,291 with a remaining allowance of $625,963, resulting in a net receivable of $45,329. See Note 10.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
Note 8. Accrued expenses
Accrued expenses consisted of the following at April 30, 2020 and 2019:

	April 30,
	2020	2019
Accrued compensation	$—	$226,805
Accrued interest	49,863	135,115
Other accrued expenses	487,550	289,498
Accrued expenses	$537,413	$651,418

Note 9. Debt
Convertible Notes Due January 22, 2023
On January 22, 2020, the Company issued $5 million in principal amount convertible notes (“Convertible Notes”) to each of two lenders in exchange for the two $5 million notes issued under senior secured term loans entered into in 2019 as discussed below (the “Term Loans”). The Company recorded a beneficial conversion feature on these Convertible Notes of $1,692,309.
The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million. On January 22, 2020, the Company closed on an underwritten public offering for net proceeds of approximately $16 million (See Note 12) and the condition precedent to the closing of the refinancing was satisfied. The key terms of the Convertible Notes are as follows:

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

The former notes under the Senior Secured Term Loans were due in September 2020 and were subject to a one-year extension and the payment of an extension fee for each note of $50,000 (total of $100,000). The Company also paid each lender $40,400 at closing of the Convertible Notes offering to cover taxes they would incur as part of the note exchange and paid their legal fees arising from the re-financing. In connection with refinancing of the Term Loans, on January 22, 2020, the Company also entered into an Investors/Registration Rights Agreement with the lenders whereby, upon request of the lenders on or after June 22, 2020, the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the Convertible Notes.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
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
On March 1, 2020, the statute of limitations expired on this note and can no longer be enforced. As such, the Company wrote off this liability and recognized a gain on debt extinguishment which is included in other income of $50,000 during the three months ended April 30, 2020.
Convertible notes payable consisted of the following at April 30, 2020 and 2019:

	April 30,
	2020	2019
Convertible note payable - originating February 29, 2012; no monthly payments required; bearing interest at 0.19%; maturing at February 29, 2014	$—	$50,000
Less: Current maturities	—	(50,000)
Total	$—	$—
Convertible Notes – Related Party
On December 1, 2017, the Company completed the acquisition of USU and, as part of the consideration, a $2 million convertible note (the “Note”) was issued, bearing 8% annual interest that matures over a two years period after the closing. (See Note 5) At the option of the Note holder, on each of the first and second anniversaries of the closing date, $1,000,000 of principal and accrued interest under the Note will be convertible into shares of the Company’s common stock based on the volume weighted average price per share for the ten preceding trading days (subject to a floor of $2.00 per share) or become payable in cash. There was no beneficial conversion feature on the note date and the conversion terms of the note exempt it from derivative accounting. Subsequently the note was assigned to a third party. On December 1, 2018 the Company paid the first payment of $1 million principal and $60,000 in interest. On February 25, 2019, the Company paid the remaining principal of $1 million and $80,000 of interest and fees.
Revolving Credit Facility
On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the “Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement bear interest at 12% per annum. The Facility matures on November 4, 2021.
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay to the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of April 30, 2020, the Company has not borrowed any sum under the Facility.
The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071. The relative fair value of the warrants along with the Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan. Total unamortized costs at April 30, 2020 were $182,418.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
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
On January 22, 2020, the Term Loans were cancelled and exchanged for convertible notes as discussed above. In connection with this transaction, the Company wrote off approximately $182,000 of unamortized debt issuance costs as the transaction qualified as a debt extinguishment.
Note 10. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2020, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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
April 30, 2020 and 2019
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
On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consisted of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. On February 8, 2019, the bankruptcy court issued an order reducing AGI’s claim to $888,638 which consisted of the judgment and a $200,000 claim for failure to disclose certain liabilities. Subsequently, the trustee sold the AGI common stock and has $924,486 available for distribution. However priorities are an unknown amount of income taxes due from the sale of the common stock, and as of June 2, 2020 $346,480 in fees due the trustee and his counsel and $574,145 due arising from settlements with the secured creditor and Spada’s brother and the third party. While we do not know how much the Company will receive, it will be substantially less than the amount it is due.
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
Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL, the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit was been provided to the Department of Education by AGI since it assumed this obligation in its purchase of USU.  This letter of credit expired in early 2020 and the cash is expected to be returned.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
USU also was asked to post a letter of credit for $255,708, which was funded by AGI in April 2020. This amount has been formally reduced to $21,857; this letter with the reduced amount will remain in effect for at least the duration of the provisional approval. Pursuant to USU’s provisional PPA, DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPPA term, DOE may notify USU that it must begin funding under the HCM1 procedure.
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
Note 11. Leases
Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating Lease ROU assets, net, and Operating Lease Obligations, Current and Long-term on the Consolidated Balance Sheet at April 30, 2020.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the year ended April 30, 2020 was $2,516,213 respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 30, 2020 (a).

Maturity of Lease Obligations	Lease Payments
2021	$2,409,191
2022	2,250,755
2023	1,686,197
2024	1,488,839
2025	1,136,640
Thereafter	779,286
Total	9,750,908
Less Interest	(2,382,321)
Present value of operating lease obligations	$7,368,587
_____________________
(a) Lease payments exclude $4.3 million of legally binding minimum lease payments for the new Aspen University BSN Pre-Licensure campus location in Austin, Texas lease signed but not yet commenced. Prior to commencing its Austin campus operations, Aspen is required to obtain approvals from the Texas Board of Nursing.

Balance Sheet Classification
Operating lease obligations, current	$1,683,252
Operating lease obligations, long-term	5,685,335
Total operating lease obligations	$7,368,587

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

Other Information
Weighted average remaining lease term	4.6
Weighted average discount rate	12.06%

Note 12. Stockholders’ Equity

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of April 30, 2020 and April 30, 2019, we had no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock.

On January 22, 2020 the Company raised $17,267,250 through the issuance of 2,415,000 shares of common stock at a price of $7.15. The net proceeds were $16,044,879 after deducting underwriting discounts and commissions. The number of shares sold through this public offering includes 315,000 shares of common stock pursuant to an option granted to the underwriters to cover over allotments that was exercised in full.

On November 30, 2019, the Company issued 25,000 shares of common stock for services in connection with the CFO transition which immediately vested. The total value of the grant was $177,500. The Company also issued 15,000 shares of common stock to its new Chief Financial Officer upon the vesting of RSUs previously granted to him for Audit Committee services. The total value of the grant was approximately $103,350.

During the years ended April 30, 2020 and 2019, the Company issued 190,559 and 111,666 shares of common stock upon the cashless exercise of 363,334 and 194,276 stock options, respectively.

During the years ended April 30, 2020 and 2019, the Company issued 76,929 and 119,594 shares of common stock upon the cashless exercise of 164,929 and 218,323 stock warrants, respectively.

During the years ended April 30, 2020 and 2019, the Company issued 277,678 and 56,910 shares of common stock upon the exercise of stock options for cash and received proceeds of $962,650 and $128,201, respectively.

During the year ended April 30, 2020, the company did not issue any common stock for warrants exercised for cash. During the years ended April 30, 2019, the Company issued 43,860 shares of common stock, respectively, upon the exercise of 43,860 warrants for cash and received proceeds of $100,000.

Restricted Stock

As of the years ended April 30, 2020 and 2019, there were 24,672 and 64,116 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of the years ended April 30, 2020 and 2019 amounted to $70,178 and $340,000 respectively.

In December 2018, Company issued 24,672 shares of restricted common stock to directors, with a fair value of $126,320 to be recognized over 36 months, of which $70,178 is unrecognized as of April 30, 2020 and will be amortized over the remaining vesting periods. Amortization expense for these shares was $42,107 and $14,036 for the years ended April 30, 2020 and 2019.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
On June 18, 2019, in order to correct errors in a third-party software system used to track stock options, the Company granted Andrew Kaplan, a current director, 5,131 shares of restricted common stock and two former directors a total of 25,000 shares of restricted common stock valued at $122,232 and expensed immediately.

In April 2019, the Company granted 25,000 shares to its investor relations firm, of which 5,000 were vested with the balance vesting quarterly over one year, subject to continued service. The total value was $122,250 which was amortized and recognized over the fiscal 2020 year.
The Board approved a grant of 25,000 shares of restricted common stock to the then Chief Financial Officer in September 2018. The stock price was $7.15 on the date of the grant and was to vest over a period of 36 months. The value of the compensation was approximately $180,000. Upon leaving the Company on November 30, 2019 the remaining two-thirds of restricted stock was immediately vested as part of the separation agreement resulting in accelerated amortization expense of approximately $108,000.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity during the year ended April 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Price
Restricted Stock Units
Balance outstanding at April 30, 2019	—	$—

Granted	658,675	5.67
Vested	(15,000)	6.89
Forfeited	(500)	5.18

Balance outstanding at April 30, 2020	643,175	5.64

For the year ended April 30, 2020, the Company recorded compensation expense of $454,999 in connection with RSU grants.

There were 643,175 unvested RSUs as of April 30, 2020. Total unrecognized compensation expense related to the unvested RSUs as of April 30, 2020 is approximately $3,274,970 which will be amortized over the remaining vesting periods.

On February 4, 2020, the Compensation Committee approved the following grants of restricted stock units (the“RSUs”) to the executive officers of the Company under the Company’s 2018 Equity Incentive Plan: 100,000 RSUs to the Chief Executive Officer, 75,000 RSUs to each of the Chief Financial Officer, Chief Operating Officer, and Chief Academic Officer, and 50,000 to the Chief Nursing Officer. Each RSU represents the right to receive one share of the Company’s common stock. The RSUs vest four years from the grant date, subject to accelerated vesting as follows: (i)if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share. The grants have a four year vesting period. For fiscal 2020 amortization expense related to these RSUs was $111,211.

In December 2019, the CFO and CAO received grants of 100,000 and 20,000 RSU's, respectively, as part of their employment agreements. These grants will vest annually over three years and had a combined fair value of $826,800.

In December 2019, the current CFO immediately vested in 15,000 RSUs with a total expense of $103,350, which he was granted as Audit Committee Chairman in November 2019.

In November 2019, the Chief Nursing Officer received a grant of 50,000 RSUs as part of her employment agreement. These grants will vest annually over three years and have a fair value of $314,500. The Company also issued 98,675 RSUs to employees vesting over three years subject to continued employment with a fair value of $708,425.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
Treasury Stock
On July 19, 2018, AGI in simultaneous transactions repurchased $1,000,000 shares of common stock at $7.40 per share and re-sold the shares to a large well-known institutional money manager at $7.40 per share. The shares were purchased by the Company from ESL pursuant to a Securities Purchase Agreement dated July 18, 2018. The purchaser paid $30,000 to a broker-dealer in connection with the transaction.
Warrants
A summary of the Company’s warrant activity during the year ended April 30, 2020 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	731,152	$5.28	3.29	$413,296
Granted	—	—	—	—
Exercised	(164,929)	2.05	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2020	566,223	$6.22	3.17	$950,100

Exercisable, April 30, 2020	566,223	$6.22	3.17	$950,100

ALL WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants

$4.89	$4.89	50,000	$4.89	3.85	50,000

$5.85	$5.85	92,049	$5.85	3.82	92,049

$6.00	$6.00	200,000	$6.00	3.85	200,000

$6.87	$6.87	224,174	$6.87	2.24	224,174

		566,223			566,223

On August 17, 2019 an investor elected a cashless exercise of 13,542 warrants, receiving 6,271 shares. On August 20, 2019 two investors elected cashless exercises of 18,818 and 88,710 warrants, receiving 8,970 and 42,285 shares, respectively.

On June 3, 2019, a former director cashlessly exercised 21,930 warrants, receiving 9,806 shares of common stock. On June 7, 2019, the CEO cashlessly exercised the same amount of warrants receiving 9,597 shares of common stock.

As part of the Credit Facility Agreement executed on November 8, 2018, 92,049 five-year warrants were issued with an exercise price of $5.85 per share.

The Company issued 200,000 warrants on March 5, 2019 related to senior secured loans.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
The Company issued 50,000 warrants on April 30, 2019 to an advisory board member for services. The warrants vest ratably over three years.

During the year ended April 30, 2019, 262,183 warrants were exercised. Of these, 218,323 warrants were cashless exercises resulting in a net of 119,594 shares of common stock being issued and 43,860 were exercised for cash resulting in 43,860 shares being issued and generating $100,000 in proceeds.

Stock Incentive Plan and Stock Option Grants to Employees and Directors
On March 13, 2012, the Company adopted the Aspen Group, Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that provides for the grant of 3,500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors.
On December 13, 2018, the stockholders of the Company approved the Aspen Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) that provides for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors.
On December 30, 2019, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 500,000 to 1,100,000 shares.
As of April 30, 2020, there were 179,380 and 47,277 shares remaining available for future issuance under the 2012 and 2018 Plan, respectively.

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

	April 30,
	2020	2019
Expected life (years)	3.5	3.5
Expected volatility	57.0%	50.1%
Risk-free interest rate	0.24%	2.63%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	n/a	n/a
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
A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2020, is presented below:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2019	3,408,154	$4.44	2.90	$6,880,644
Granted	156,900	5.18	—	—
Exercised	(624,346)	3.17	—	—
Forfeited	(205,809)	7.37	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2020	2,734,899	$4.62	1.97	$9,146,198

Exercisable, April 30, 2020	1,742,599	$3.71	1.48	$7,366,936

ALL OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options
$1.57 to $2.10	$2.00	561,724	$2.00	0.71	561,724

$2.28 to $2.76	$2.30	374,446	$2.30	0.41	374,446

$3.24 to $4.38	$3.89	327,730	$3.87	1.60	275,063

$4.50 to $5.20	$4.94	677,277	$4.94	2.54	226,125

$5.95 to $6.28	$6.07	79,917	$6.07	2.20	26,639

$7.17 to $7.55	$7.41	549,639	$7.32	3.58	223,880

$8.57 to $9.07	$8.97	164,166	$8.97	2.69	54,722

Options only		2,734,899			1,742,599

For the years ended April 30, 2020 and 2019, the Company recorded compensation expense in connection with stock options of $1,289,546 and $1,190,385. For the years ended April 30, 2020 and 2019, the Company recorded no stock based compensation expense related to the executive officer target bonus plan.

As of April 30, 2020, there was approximately $724,965 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

In April 2020, the Company awarded 6,900 options to employees hired during the fiscal third quarter. The fair value of these grants was $11,088 with an average grant price of $4.58.

On December 9, 2019, the Company granted 61,000 options to its directors with an exercise price of $6.92 per share for services performed for the calendar year 2019. The fair value of these options was approximately $116,000 and was fully recognized as of January 31, 2020.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
On August 1, 2019, the Company granted 59,000 options with an exercise price of $3.99 per share to 26 employees who had been hired during the first quarter ended July 31, 2019. The fair value of these options was approximately $83,000 and will be recognized over 36 months.
The Company granted a total of 30,000 five years non-qualified stock options on May 13, 2019, which were immediately vested, to certain former directors exercisable at $4.12 per share. The fair value of the options was $33,600 and expensed during the three months ended July 31, 2019.

The Company granted 65,750 options to 44 new and continuing employees on April 30, 2019. The exercise price was $4.56 per share and the fair value was approximately $117,000. The options vest over 36 months.

On December 24, 2018, the Company granted 61,667 options to three directors, 41,667 to one director, and 10,000 each to two others. The exercise price was $5.14 per share and the total fair value was approximately $123,000, which will be recognized over 36 months.

On December 13, 2018, the Company granted 89,125 options to 61 employees who had been hired throughout 2018. The fair value of these options was approximately $136,000 and will be recognized over 36 month. The exercise price is $5.20 per share.

On July 19, 2018, the Board granted 200,000 five year options to the Chief Executive Officer and 180,000 options to each of the Chief Operating Officer and Chief Academic Officer. The fair value per option was $2.56 or $1,433,600 for all 560,000 options granted. The exercise price is $7.55 per share. In April 2019, the CEO rescinded his grant and the expenses associated with the unvested options previously recorded were reversed during the fiscal year ended April 30, 2019.

As of September 6, 2018, the Board approved a grant of 180,000 five-year options to the then Chief Financial Officer and 50,000 five years options to the then Chief Accounting Officer. The fair value of the two grants on September 6, 2018 was $257,400 for the Chief Financial Officer and $71,500 for the Chief Accounting Officer. As required by the rules of the Nasdaq Stock Market, both option grants were subject to shareholder approval which occurred on December 13, 2018, which is the measurement date for recording the transaction. The compensation will be recognized over 36 months.
Note 13. Related Party Transactions
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

See Note 9 for additional information on the repayment of a convertible note issued in conjunction with the USU acquisition.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
The following table represents our revenues disaggregated by the nature and timing of services:

	For the Years Ended April 30,
	2020	2019
Tuition - recognized over period of instruction	$43,917,321	$31,032,677
Course fees - recognized over period of instruction	4,536,639	2,488,232
Book fees - recognized at a point in time	80,845	106,819
Exam fee - recognized at a point in time	219,015	189,090
Service fees - recognized at a point in time	307,260	208,600
	$49,061,080	$34,025,418
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the balance sheet date. Deferred revenue at April 30, 2020 was $3,712,994 which is future revenue that has not yet been earned for courses in progress. The Company has $2,371,844 of refunds due students, which mainly represents Title IV funds due to students after deducting their tuition payments.
Of the total revenue earned during the year ended April 30, 2020, approximately $2.5 million came from revenues which were deferred at April 30, 2019.
The Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.
AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. AGI determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. AGI applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019
tuition that was not refunded. Since the Company recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the Company’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded.
The Company had revenues from students outside the United States representing approximately 2.5% and 1.6% of the revenues for the year ended April 30, 2020 and 2019 respectively.
Note 15. Income Taxes
The components of income tax expense are as follows:

	For the Years Ended April 30,
	2020	2019
Current:
Federal	$—	$—
State	51,820	—
	51,820	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense	$51,820	$—
Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$11,044,236	$9,033,235
Allowance for doubtful accounts	629,272	181,774
Deferred rent	606,594	180,154
Stock-based compensation	439,454	954,586
Contributions carryforward	11,275	60
Intangibles	86,897	—
Total deferred tax assets	12,817,728	10,349,809

Deferred tax liabilities:
Property and equipment	(417,780)	(234,336)
Intangibles	—	(64,439)
Total deferred tax liabilities	(417,780)	(298,775)

Deferred tax assets, net	$12,399,948	$10,051,034

Valuation allowance:
Beginning of year	(10,051,034)	(7,837,755)
Increase during period	(2,348,914)	(2,213,279)
Ending balance	(12,399,948)	(10,051,034)

Net deferred tax asset	$—	$—

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

As of April 30, 2020, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of April 30, 2020 and 2019, the valuation allowance was approximately $12,400,000 and $10,100,000, respectively. In the future, the utilization of the Company's net operating loss carryforwards may be subject to certain change of control limitations. If the Company determines it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income.
At April 30, 2020, the Company had approximately $41,900,000 of net operating loss carryforwards, $28,200,000 of which will expire from 2031 to 2038, the remainder will carryforward indefinitely. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2020, tax years 2017 through 2019 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:
The Company's effective income tax expense differs from the statutory federal income tax rate of 21% as follows:

	April 30,
	2020	2019
Statutory Rate applied to net loss before income taxes	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	5.3%	3.6%
Federal and State Minimum Taxes	(0.9)%	—%
Permanent Differences	(0.3)%	—%
Change in Tax Rates - States	17.3%	—%
Change in Valuation Allowance	(41.9)%	(23.8)%
Other	(1.4)%	(0.8)%
Effective Income Tax Rate	(0.9)%	0.0%

Note 16. Quarterly Results (Unaudited)

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2020 and 2019

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30	Year Ended April 30
Year Ended April 30, 2020
Revenue	$10,357,982	$12,085,965	$12,537,940	$14,079,193	$49,061,080
Cost of revenue (exclusive of depreciation and amortization)	4,353,058	4,188,056	5,163,007	5,431,181	19,135,302
Operating loss	(1,638,800)	(331,775)	(1,728,048)	(339,790)	(4,038,413)
Loss before income taxes	(2,039,687)	(628,168)	(2,265,889)	(673,501)	(5,607,245)
Net loss	(2,075,282)	(638,168)	(2,281,052)	(664,563)	(5,659,065)

Net loss per share allocable to common stockholders - basic and diluted	$(0.11)	$(0.03)	$(0.12)	$(0.03)	$(0.29)

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30	Year Ended April 30
Year Ended April 30, 2019
Revenue	$7,221,305	$8,095,344	$8,494,627	$10,214,142	$34,025,418
Cost of revenue (exclusive of depreciation and amortization)	3,752,392	3,835,515	4,076,980	4,312,331	15,977,218
Operating loss	(2,853,324)	(2,474,649)	(2,421,686)	(1,360,067)	(9,109,726)
Loss before income taxes	(2,837,276)	(2,475,078)	(2,355,940)	(1,609,923)	(9,278,217)
Net loss	(2,837,276)	(2,475,078)	(2,355,940)	(1,609,923)	(9,278,217)

Net loss per share allocable to common stockholders - basic and diluted	$(0.15)	$(0.13)	$(0.13)	$(0.09)	$(0.50)

Note 17. Subsequent Events
On June 5, 2020, the Company reduced by 5% the exercise price of the common stock purchase warrants issued to the Foundation, on November 5, 2018 (the "2018 Cooperman Warrants") and on March 5, 2020 (the "2019 Cooperman Warrants"). The 2018 Cooperman Warrants exercise price was reduced from $5.85 to $5.56 per share. The 2019 Cooperman Warrants exercise price was reduced from $6.00 to $5.70 per share. On June 8, 2020, the Foundation immediately exercised the 2018 and 2019 Cooperman Warrants paying the Company $1,081,792 and the Company issued 192,049 shares of common stock to the Foundation. In consideration of the reduction, the Foundation in addition to its immediate exercise executed a lock-up agreement agreeing not to request registration of or sell the underlying shares of common stock for at least six months. The warrant modification and acceleration charge related to this transaction in the first quarter of fiscal 2021 will be approximately $26,000.
In May and June 2020, current and former employees exercised 295,091stock options. Total proceeds received by the Company were approximately $847,000 upon the issuance of 136,031 shares.