Form 10-K/A
period 2020-04-30
ASPEN GROUP, INC.
filed 2020-07-14
CIK 1487198

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
The number of shares outstanding of the registrant’s classes of common stock, as of July 13, 2020 was 22,240,993 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2020 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the year ended April 30, 2020 (the “2020 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2020. We are filing this Amendment to amend Part III of the 2020 Form 10-K to include the information required by and not included in Part III of the 2020 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of the 2020 Fiscal Year. Part II. Item 9B also contains information required by Items 5.02(b), 5.02(d) and 5.02(e), as permitted by the rules of the SEC.

In addition, the Exhibit Index in Item 15 of Part IV of the 2020 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2020 Form 10-K. The 2020 Form 10-K continues to speak as of the date of the 2020 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2020 Form 10-K other than as expressly indicated in this Amendment.

PART II
ITEM 9B. OTHER INFORMATION.

On July 8, 2020, the Board of Directors of the Company (the “Board”) determined that the Board shall consist of eight directors with two vacancies and appointed Messrs. Douglas Kass and Michael Koehneman to fill these vacancies, effective immediately. Mr. Kass was also appointed member of the Regulatory Committee of the Board and Mr. Koehneman was appointed member of the Audit Committee and the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”) of the Board. See “Part III. Item 10 Directors, Executive Officers and Corporate Governance – Director Biographies” for the biographical information for Messrs. Kass and Koehneman. There are no transactions between each Mr. Kass and Mr. Koehneman and the Company disclosable under Item 404(a) of Regulation S-K and no arrangement or understanding under which thee were selected. See “Part III. Item 11. Executive Compensation – Compensation of Directors” for information regarding compensatory arrangements with the directors. On July 13, 2020, Malcolm F. MacLean IV, a director, advised the Company of his decision to resign from the Board, effective immediately.

On July 8, 2020, the Board also awarded discretionary bonuses to executive officers. See “Part III. Item 11. Executive Compensation – Discretionary Bonus” for the discussion of these bonuses.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table represents our Board of Directors (the "Board"):

Name	Age	Position
Michael Mathews	58	Chairman of the Board
Frank J. Cotroneo	61	Director
Norman D. Dicks	79	Director
C. James Jensen	79	Director
Andrew Kaplan	54	Director
Doug Kass	71	Director
Michael Koehneman	60	Director
Sanford Rich	62	Director

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

Frank J. Cotroneo has served as a director of the Company since December 2018 and as the Company’s Chief Financial Officer since December 1, 2019. Mr. Cotroneo is the founder and Chief Executive Officer of Core Business Consulting, LLC, a consulting firm, which he founded in 2004, specializing in strategic and financial planning, business development, capital restructuring, third party vendor management, enterprise resource planning and financial systems implementation, internal control improvements, risk management, and leadership development. Mr. Cotroneo has more than 30 years of business and senior management experience, including serving as the Chief Financial Officer of Acxiom Corporation (currently LiveRamp Holdings, Inc.), H&R Block and MasterCard International Inc., and serving as the Chairman of the Audit Committee of Interclick, Inc. (Nasdaq: ICLK). Mr. Cotroneo was selected to serve as a director due to his extensive senior executive management experience and accounting, internal control and financial expertise.

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

C. James Jensen has served as a director of the Company since March 2012 and of Aspen University since May 2011. He also serves as Chairman of the Executive Committee of the Board. He is an active member of the World Presidents’ Organization, a life director of the Institute of Noetic Sciences, and is Vice Chairman of American Global Health Group. He is also the author of the book 7 KEYS To Unlock Your Full Potential. Mr. Jensen was selected as a director due to his previous service on public company boards and his experience with entrepreneurial companies.
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
Douglas Kass was appointed as director on July 8, 2020, effective July 13, 2020. Since January, 2002 Mr. Kass has been the President of Seabreeze Partners Management, Inc., which, up to July, 2013, was a hedge fund sponsor and the General Partner of Seabreeze Partners, LP. Seabreeze currently manages individual accounts. Since June 2019, Mr. Kass has served on the board of directors of MVC Capital, Inc. (NYSE: MVC), a non-diversified, closed-end management investment company. From July 2011 through May 2017, Mr. Kass served on the board of directors of Empire Resources Inc. (formerly Nasdaq: ERS), a distributor of value added, semi-finished metal products. Mr. Kass was selected as a director due to his prior experience serving on boards of directors of several organizations as well as his background in finance.
Michael Koehneman was appointed as director on July 8, 2020, effective July 13, 2020. Prior to his recent retirement, Mr. Koehneman previously held various positions at Pricewaterhouse Coopers, a global accounting firm (“PwC”), including the Global Advisory Chief Operating Officer and Human Capital Leader from 2016 through 2019, the U.S. Advisory Operations Leader from 2005 through 2016, and the Lead Engagement Partner for Financial Statement Audits and Internal Control and Security Reviews from 1993 through 2004. Mr. Koehneman was selected as a director due to his background in accounting and technology.

Sanford Rich has served as a director of the Company since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of Interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009. From February 2009 to December 2012 Mr. Rich was a Managing Director of Whitemarsh Capital Advisors, a broker-dealer. From April 2006 to April 2020, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich was selected as a director for his 35 years of experience in the financial sector and his experience serving on the audit committees of public companies.

Executive Officers

Name	Age	Position
Michael Mathews	58	Chief Executive Officer
Frank J. Cotroneo	61	Chief Financial Officer
Robert Alessi	49	Chief Accounting Officer
Dr. Cheri St. Arnauld	63	Chief Academic Officer
Gerard Wendolowski	34	Chief Operating Officer
Anne McNamara	67	Chief Nursing Officer

See "Director Biographies" above for Mr. Michael Mathews’ biography and Mr. Frank J. Cotroneo’s biography.

Robert Alessi was appointed Chief Accounting Officer of the Company on December 1, 2019. Previously from July 15, 2019 until that date, Mr. Alessi was the Company’s Vice President and Controller. Mr. Alessi is a Certified Public Accountant

(“CPA”) in the State of New York. Prior to joining the Company, Mr. Alessi served as the Vice President and Financial Controller for Prometheus Global Media, a New York City based media company, from August 2017 through June 2019. Mr. Alessi was previously the Controller for FunctionX, Inc., a social publishing and interactive media platform from January 2017 through August 2017. Between August 2015 and December 2016, Mr. Alessi worked as a Financial Consultant for Anchor Consultants. From May 2015 through July 2015 Mr. Alessi worked for Milestone Consultants. From May 2014 through April 2015, Mr. Alessi performed part time financial consulting and accounting services. From February 2007 through April 2014 Mr. Alessi was the Vice President and Financial Controller at KCAP Financial, Inc., a Business Development Company.

Cheri St. Arnauld has been the Company’s Chief Academic Officer since June 11, 2017. Dr. St. Arnauld previously served as Aspen University’s Chief Academic Officer beginning March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group. From 2008 to 2012, Dr. St. Arnauld was the Provost and Chief Academic Officer of Grand Canyon University.

Gerard Wendolowski has been the Company’s Chief Operating Officer since March 11, 2014. From May 2011 until March 11, 2014, Mr. Wendolowski served as Aspen University’s Senior Vice President of Marketing and Business Development.

Anne McNamara was appointed Chief Nursing Officer of the Company on October 31, 2019 and has served as Chief Nursing Officer of Aspen University Inc., our wholly-owned subsidiary, since June 2018. Dr. McNamara’s principal duties are to lead and oversee our hybrid online/campus pre-licensure BSN nursing program including its expansion. From January 2017 to date, she has been the President of McNamara Solutions, LLC, a consulting firm whose principal client was Aspen University until she became an employee. From April 2015 to December 2016, Dr. McNamara was Academic President of Galen School of Nursing. From March 2007 to October 2014, Dr. McNamara was Dean and a Professor at Grand Canyon University’s College of Nursing and Health Professions.

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

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the following standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Regulatory Oversight Committee and the Corporate Governance Committee. Each of the committees, except for the Executive Committee, has a written charter approved by the Board. The charters of the Audit Committee, the Compensation Committee and the Corporate Governance Committee can be found on our corporate website at http://www.aspu.com/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Executive	Audit	Compensation	Regulatory	Governance
Michael Mathews
Frank J. Cotroneo
Norman D. Dicks	✓			✓	✓
C. James Jensen	✓	✓	✓	Chairman
Andrew Kaplan	✓	✓	✓		Chairman
Doug Kass	✓				✓
Michael Koehneman	✓		✓			Chairman
Sanford Rich	✓	✓	Chairman			✓

Director Independence

With the exception of Michael Mathews and Frank J. Cotroneo, our Board has determined that all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules (the “Nasdaq Rules”).

Our Board determined that as a result of being employed as executive officers of the Company, Messrs. Mathews and Cotroneo are not independent under the Nasdaq Rules.

Our Board has also determined that Messrs. Sanford Rich, Andrew Kaplan, C. James Jensen and Michael Koehneman meet the independence requirements under the Nasdaq Rules and the heightened independence requirements for Audit Committee members under the rule of the SEC. Also, our Board has determined that Messrs. C. James Jensen and Norman D. Dicks are independent under the Nasdaq Rules relating to independence standards for Compensation Committee members.

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

Audit Committee Financial Expert

Our Board has determined that Messrs. Rich and Koehneman are each qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

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

Regulatory Committee

Since our business is highly regulated, our Board established the Regulatory Committee in October 2019 to assist the Board in meeting its fiduciary duties. Its principal role is to monitor management’s regulatory compliance and communicate with our counsel including our regulatory counsel and bring matters that may be pertinent to the attention of the Board.

Board and Committee Meetings in Fiscal Year 2020

In Fiscal 2020 the Board had seven meetings, the Compensation Committee and the Corporate Governance Committee each had one meeting, the Regulatory Committee had one meeting, the Audit Committee had seven meetings, and the Executive Committee and Special Committee on Insiders only acted by written consent during Fiscal 2020.

There were no directors (who were incumbent at the time) except for Malcolm MacLean, who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during Fiscal 2020.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during Fiscal 2020 that except that one Form 4 for Robert Alessi was not timely filed due to an administrative error.

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

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:
•Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term company results;

•Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

•Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.
ITEM 11. EXECUTIVE COMPENSATION.
The following information is related to the compensation paid, distributed or accrued by us for the fiscal year ended April 30, 2019 (the "2019 Fiscal Year") and the fiscal year ended April 30, 2020 (the "2020 Fiscal Year") to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Positions (a)	Year (b)	Salary $ (c)		Bonus $ (1) (d)	Stock Awards $ (e)		Option Awards $ (2) (f)		All Other Compensation $ (i)		Total $ (j)
Michael Mathews	2020	$327,844		$30,000	$474,500		$—		$112,680	(3)	$945,024
Chief Executive Officer	2019	$324,998		$30,143	$—		$512,000	(4)	$79,920	(5)	$947,061

Frank J. Cotroneo	2020	$159,999	(6)	$—	$1,148,225	(7)	$—		$—		$1,308,224
Chief Financial Officer

Cheri St. Arnauld	2020	$302,625		$30,000	$355,875		$—		$—		$688,500
Chief Academic Officer	2019	$300,000		$30,178	$—		$460,800		$—		$790,978

Gerard Wendolowski	2020	$302,625		$30,000	$355,875		$—		$—		$688,500
Chief Operating Officer	2019	$300,000		$30,142	$—		$460,800		$—		$790,942
———————
(1) Represents cash bonuses paid during the fiscal year covered.

(2) These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with the Financial Accounting Standards Board ("FASB") ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. See "Note 12. Stockholders' Equity" to the audited financial statements for the 2020 Fiscal Year included in the 2020 Form 10-K for the assumptions used in calculating the grant date fair value of stock options granted to employees and directors which are subject to FASB ASC Topic 718 requirements.

(3) The Company currently provides and intends to continue to provide perquisites that it feels are necessary to enable the Named Executive Officers to perform their responsibilities efficiently, to minimize distractions and help build a successful culture and business. We believe the benefit, financial or otherwise, the Company receives from providing these perquisites significantly outweighs the cost of providing them. This amount includes $5,200 per month paid to Mr. Mathews as a housing allowance in the Phoenix, Arizona area which Mr. Mathews used instead of a hotel, as Mr. Mathews split his time during Fiscal 2020 between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. The Compensation Committee approved this arrangement since the cost of a hotel and meals would have exceeded the rental amount. Additionally, this amount includes a total of $16,800 in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience. Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club. These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money. Effective May 1, 2020, the Board approved a $7,000 per month housing allowance for Mr. Mathews to cover the estimated expenses he incurs in maintaining a home in the New York City area. Since Mr. Mathews is now an Arizona resident, the prior housing allowance was terminated. The new housing allowance expires upon the earlier of the sale of Mr. Mathews’ New York home or April 30, 2021.

(4) Includes five-year stock options to purchase 200,000 shares of common stock granted in July 2018 exercisable at $7.55 per share that were cancelled in March 2019 with Mr. Mathews’ consent. These stock options were cancelled in order to increase the number of shares which remain available for future awards under the Aspen Group, Inc. 2012 Equity Incentive Plan and Mr. Mathews did not receive any value in exchange for the cancellation.

(5) This amount includes $5,200 per month paid to Mr. Mathews as a housing allowance in the Phoenix, Arizona area which Mr. Mathews used instead of a hotel, as Mr. Mathews split his time during Fiscal 2020 between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. The Compensation Committee approved this arrangement since the cost of a hotel and meals would have exceeded the rental amount. Additionally, this amount includes a total of $16,800 for 2019 Fiscal Year in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience. Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club.

These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money.

(6) Mr. Cotroneo was appointed Chief Financial Officer effective December 1, 2019. Includes $35,000 paid to Mr. Cotroneo for Board and committee service prior to his appointment as Chief Financial Officer.

(7) Includes the grant date fair value of restricted stock units granted on February 4, 2020 of 75,000 restricted stock units, December 1, 2019 grant to Frank J. Cotroneo upon his becoming Chief Financial Officer, of 100,000 restricted stock units, and the grant date fair value of the restricted stock award to Mr. Cotroneo for Board and committee service prior to becoming Chief Financial Officer, of 15,000 restricted stock units, which vested upon him becoming Chief Financial Officer; in each case computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules.

Named Executive Officer Employment Agreements

The Company has entered into Employment Agreements with Michael Mathews, Frank J. Cotroneo, Cheri St. Arnauld and Gerard Wendolowski. Set forth below is the description of the material terms of the Employment Agreements.

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

Frank J. Cotroneo. Mr. Cotroneo entered into a three-year Employment Agreement effective December 1, 2020, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. He receives an annual base salary of $300,000 and was eligible to receive a Target Bonus as if he was employed during the full fiscal year.

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

The EBITDA Thresholds and corresponding bonus levels are set forth in the table below. For the avoidance of doubt, the Named Executive Officer shall only be eligible to receive the bonuses associated with a single EBITDA Threshold; i.e. in the event the Company attains EBITDA Threshold (2), only the bonuses associated with EBITDA Threshold (2) below (and not the bonuses associated with EBITDA Threshold (1) shall be applicable.

EBITDA Threshold	Automatic Cash Bonus	Automatic Equity Bonus
$1,000,000 - $1,999,999	7.5%	7.5%
$2,000,000 - $3,999,999	16.5%	16.5%
$4,000,000 and over	25.0%	25.0%

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

For Fiscal 2020, the Named Executive Officers waived the Target Bonus prior to grant.

Discretionary Bonus

Each of the Named Executive Officers is eligible to receive discretionary bonuses under their Employment Agreements.

On July 8, 2020, based on the recommendation of the Compensation Committee, the Board awarded discretionary bonuses to the following executives:

Name	Cash Bonus	RSU Bonus
Michael Mathews	$82,851	15,157
Frank J. Cotroneo	$74,250	13,584
Dr. Cheri St. Arnauld	$76,478	13,991
Gerard Wendolowski	$76,478	13,991
Anne McNamara	$61,875	11,320

The cash bonus is payable in equal quarterly installments in the year ending April 30, 2021. The RSUs cliff vest on July 8, 2023. All underlying shares of common stock will be delivered upon vesting, and all payments and vesting are subject to continued service with the Company on each applicable payment or vesting date. In the event of a change of control of the Company, all payments and vesting will accelerate. The RSUs were issued under the 2018 Equity incentive Plan.

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

Outstanding Awards at Fiscal Year End 2020

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2020. The vesting of all unvested options is subject to continued employment on each applicable vesting date.

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisabe (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (3) (g)	Market Value of Shares of Units of Stock that Have Not Vested ($) (1) (h)
Michael Mathews	25,000	—		$2.28	7/15/20	100,000	$790,000
	41,667	—		$2.28	7/15/20
	161,111	80,556	(2)	$2.28	1/31/21
	16,051	8,025	(3)	$2.28	11/23/20
	9,259	4,630	(4)	$2.28	11/23/20
	125,000	—		$2.10	12/11/20
	133,333	66,667	(5)	$4.90	5/13/22

Frank J. Cotroneo	13,889	27,778	(6)	$5.12	12/24/23	175,000	$1,382,500

Cheri St. Arnauld	83,334	—		$2.02	6/08/20	75,000	$592,500
	58,334	—		$1.99	6/23/21
	27,500	2,500	(7)	$6.28	6/11/22
	46,667	23,333	(8)	$4.90	5/13/22
	60,000	120,000	(9)	$7.55	7/19/23

Gerard Wendolowski	4,167	—		$2.28	3/17/21	75,000	$592,500
	58,334	—		$2.02	6/08/20
	166,667	—		$1.99	6/23/21
	133,333	66,667	(10)	$4.90	5/13/22
	60,000	120,000	(11)	$7.55	7/19/23

———————

(1) Based on $7.90 per share, the closing price of the Company’s common stock as of April 30, 2020.
(2) Remainder vests on December 31, 2020.
(3) Remainder vests on October 23, 2020.
(4) Remainder vests on October 23, 2020.
(5) Remainder vests on May 13, 2020.
(6) Remainder vests on June 11, 2020.
(7) Remainder vests in two equal increments on December 24, 2020 and December 24, 2021.
(8) Remainder vests on May 13, 2020.
(9) Remainder vests in two equal increments on July 19, 2020 and July 19, 2021.
(10) Remainder vests on May 13, 2020.

(11) Remainder vests on two equal increments on July 19, 2020 and July 19, 2021.

Compensation of Directors

Our employees do not receive compensation for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. Our non-employee directors can elect to receive equity instead of all or a portion of their cash compensation. Cash compensation is paid quarterly and equity compensation is paid in arrears. In December 2019, our Board of Directors awarded $35,000 in cash for calendar year 2020 payable quarterly in equal increments subject to continued service as of the applicable payment date and further subject to each applicable director having received grants totaling at least 100,000 options. The only directors receiving cash awards were Messrs. Jensen and Cotroneo. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the Plans, our non-employee directors receive grants of stock options as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Mathews was not compensated for his service as director in Fiscal 2020 and is omitted from the following table. Mr. Frank J. Cotroneo received a grant of Restricted Stock Units for his Board service in Fiscal 2020 prior to his appointment as the Chief Financial Officer.

In the 2020 Fiscal Year, non-employee members of our Board were compensated as follows:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (1) (2) (c)	Option Awards ($) (1) (2) (d)	Total ($) (j)
Norman D. Dicks (3)	$—	$—	$24,700	$24,700
C. James Jensen	$35,000	$—	$—	$35,000
Andrew Kaplan (3)	$—	$20,831	$28,500	$49,331
Malcolm F. MacLean IV (3) (4)	$—	$—	$22,800	$22,800
Sanford Rich (3)	$—	$—	$30,400	$30,400
———————
(1) Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board of Directors during the 2020 Fiscal Year, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director.

(2) The table below sets forth the shares of restricted common stock and unexercised options held by each of our non-employee directors outstanding as of April 30, 2020.

Name	Aggregate Number of Restricted Stock Awards Outstanding at April 30, 2020	Aggregate Number of Unexercised Option Awards Outstanding at April 30, 2020
Norman D. Dicks	1,333	35,222
C. James Jensen	2,000	44,445
Andrew Kaplan	5,891	80,835
Malcolm F. MacLean IV	1,333	60,333
Sanford Rich	5,891	72,668

(3) Represents the portion of cash compensation earned as of April 30, 2020. Pursuant to their election to receive shares of restricted common stock in lieu of $35,000 in cash compensation, Messrs. Dicks, Kaplan, MacLean and Rich each received a grant of 10,000 stock options in December 2019. The stock options vest in five equal annual increments beginning on December 9, 2021, subject to continued service as a director of the Company, on each applicable vesting date. The Board approved the acceleration of vesting of Mr. MacLean’ stock options in connection with his resignation as a director.

(4) Mr. MacLean resigned from the Board effective July 13, 2020.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2020.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ (b)		Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Aspen Group, Inc. 2012 Equity Incentive Plan, as amended (1)	2,466,955	$4.53	(3)	179,380
Aspen Group, Inc. 2018 Equity Incentive Plan (2)	267,944	$5.49	(3)	47,277
Equity compensation plans not approved by security holders	—			—
Total	2,734,899			226,657
__________________

(1) Represents options issued under the 2012 Equity Incentive Plan, as amended. Includes 313,503 options and 5,131 shares of restricted stock granted to current directors and executive officers.

(2) Represents options issued under the 2018 Equity Incentive Plan, as amended. Includes 176,667 options, 22,872 shares of restricted stock and 395,000 restricted stock units granted to current directors and executive officers.

(3) The weighted-average exercise price does not take into account restricted stock units granted under the 2012 Equity Incentive Plan, as amended, or the 2018 Equity Incentive Plan, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the number of shares of the Company’s common stock beneficially owned as of July 13, 2020 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Michael Mathews (2)	1,188,456	5.2%
Common Stock	Frank J. Cotroneo (3)	28,889	*%
Common Stock	Cheri St. Arnauld (4)	243,221	1.1%
Common Stock	Gerard Wendolowski (5)	464,310	2.0%

Directors:
Common Stock	Norman D. Dicks (6)	57,353	*%
Common Stock	C. James Jensen (7)	236,275	1.0%
Common Stock	Andrew Kaplan (8)	171,958	*%
Common Stock	Douglas Kass	—	—%
Common Stock	Michael Koehneman	—	—%
Common Stock	Sanford Rich (9)	124,084	*%
Common Stock	All directors and executive officers as a group (12 persons) (10)	2,522,879	10.6%

5% Shareholders:
Common Stock	Leon G. Cooperman (11)	1,891,350	8.2%

———————
* Less than 1%.

(1)
Beneficial Ownership Note. Applicable percentages are based on 22,240,993 shares of common stock outstanding as of July 13, 2020. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)
Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes (i) 2,917 shares held jointly with his spouse, (ii) 8,334 shares held by a trust of which Mr. Mathews is the trustee, and (iii) 511,420 shares underlying vested stock options, taking into account the exercise by Mr. Mathews of 66,667 stock options for cash on July 13, 2020 pending issuance of common stock upon such exercise. Does not include 100,000 shares underlying Restricted Stock Units that are subject to stock price based vesting or otherwise 50% will vest in 2024.

(3)
Cotroneo. Mr. Cotroneo is Chief Financial Officer and a director. Includes 13,889 shares underlying vested stock options. Does not include 75,000 shares underlying Restricted Stock Units that are subject to stock price based vesting or otherwise 50% will vest in 2024 and 100,000 shares underlying Restricted Stock Units that vest in three equal segments (with fractional numbers initially rounded up) beginning in December 1, 2022.

(4)
St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer. Includes 220,000 shares underlying vested stock options. Does not include 75,000 shares underlying Restricted Stock Units that are subject to stock price based vesting or otherwise 50% will vest in 2024.

(5)
Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Includes 446,439 shares underlying vested stock options. Does not include 75,000 shares underlying Restricted Stock Units that are subject to stock price based vesting or otherwise 50% will vest in 2024.

(6)	Dicks. Congressman Dicks is a director. Includes 45,222 shares underlying vested stock options.
(7)	Jensen. Mr. Jenson is a director. Includes 67,778 shares underlying vested stock options.
(8)	Kaplan. Mr. Kaplan is a director. Includes 104,167 shares underlying vested stock options.
(9)	Rich. Mr. Rich is a director. Includes (i) 2,188 shares held in the name of Mr. Rich’s IRA and (ii) 96,001 shares underlying vested stock options.
(10)
Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(11)
Cooperman. Includes 699,301 shares of common stock underlying a $5.0 million in principal amount convertible note held by the family foundation of which Mr. Cooperman is the trustee. Address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

On March 6, 2019, the Company entered into a loan agreement with the Lender. Under the Loan Agreement we borrowed $5 million (the “Loan”), evidenced by a 12% term Promissory Note and Security Agreement due September 6, 2020. The loan was secured by a first priority lien in the Collateral. Concurrently with entering into the Loan Agreement, the Company entered into, and borrowed another $5 million under, a loan agreement with another shareholder of the Company, which is not a related party, on the same terms as are contained in the Loan Agreement. The Company issued 100,000 Warrants to the Lender and the other lender exercisable at $6 per share.

On January 22, 2020, the Company refinanced the Loan and the other $5 million by issuing each lender a $5 million 7% Convertible Note. The Convertible Notes are convertible at $7.15 per share and due on January 22, 2023. The Convertible Notes automatically convert into common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period.

On June 5, 2020, the Lender exercised all of its Warrants and received 192,049 shares of common stock in exchange for a 5% discount in the exercise prices. In addition, the Lender agreed to not sell its common stock for at least six months.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”) our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2020 and 2019.

	Year Ended April 30,
	2020	2019
Audit Fees (1)	$173,000	$227,000
Audit Related Fees (2)	10,500	4,000
Tax Fees	—	—
All Other Fees	—	—
Total	$183,500	$231,000
———————

(1)	Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including filings with the Department of Education.
(2)	Audit related fees – these fees are audit related consulting relating to a Registration Statement.

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
(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	2012 Equity Incentive Plan, as amended*	10-Q	3/15/2018	10.11
10.1(a)	Amendment No. 10 to the 2012 Equity Incentive Plan	8-K	3/22/2018	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	10/31/2018	Annex A
10.2(a)	Amendment No. 1 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/2019	Annex A
10.3	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/2017	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*				Filed^
10.7	Employment Agreement between the Company and Frank J. Cotroneo dated December 2, 2019*	8-K	12/5/2019	10.1
10.8	Employment Agreement between the Company and Robert Alessi dated December 1, 2019*	8-K	12/5/2019	10.2
10.9	Form of Restricted Stock Unit Agreement				Filed^
10.10	Form of Restricted Stock Unit Agreement – price based vesting				Filed^
10.11	Form of Stock Option Agreement				Filed^
10.12	Securities Purchase Agreement, dated as of July 19, 2018, by and between Aspen Group, Inc. and ESL	8-K	7/19/2018	10.1
10.13	Loan Agreement, dated November 5, 2018	8-K	11/5/2018	10.1
10.14	Revolving Promissory Note, dated November 5, 2018	8-K	11/5/2018	10.2
10.15	Warrant to purchase 92,049 shares of common stock, dated November 5, 2018	8-K	11/5/2018	4.1
10.16	Form of Term Promissory Note and Security Agreement dated March 6, 2019	10-Q	3/11/2019	10.1
10.17	Form of Loan Agreement, dated March 6, 2019	10-Q	3/11/2019	10.2
10.18	Form of Intercreditor Agreement, dated March 6, 2019	10-Q	3/11/2019	10.3
10.19	Form of Warrant for the Purchase of 100,000 shares of common stock, dated March 6, 2019	10-Q	3/11/2019	10.4
10.20	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.21	Form of Amended and Restated Convertible Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/2020	10.1
10.22	Form of Amended and Restated Revolving Promissory Note and Security Agreement dated January 22, 2020	8-K	1/23/2020	10.2
10.23	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.24	Form of Loan Agreement dated January 15, 2020	10-Q	3/10/2020	10.7

21.1	Subsidiaries	Filed^
23.1	Consent of Independent Registered Public Accounting Firm	Filed^
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished**^
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
^ Previously filed with our 2020 Form 10-K, originally filed with the SEC on July 7, 2020, which is being amended hereby.
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

Aspen Group, Inc.

Date: July 14, 2020	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)