Form 10-Q
period 2020-07-31
ASPEN GROUP, INC.
filed 2020-09-14
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of September 10, 2020
Common Stock, $0.001 par value per share	22,496,502 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,899,293	$14,350,554
Restricted cash	3,060,269	3,556,211
Accounts receivable, net of allowance of $2,156,645 and $1,758,920, respectively	14,662,231	14,326,791
Prepaid expenses	993,541	941,671
Other receivables	—	23,097
Other current assets	113,123	173,090
Total current assets	34,728,457	33,371,414

Property and equipment:
Computer equipment and hardware	690,114	649,927
Furniture and fixtures	1,007,099	1,007,099
Leasehold improvements	892,279	867,024
Instructional equipment	301,842	301,842
Software	6,792,594	6,162,770
	9,683,928	8,988,662
Less accumulated depreciation and amortization	(3,314,448)	(2,841,019)
Total property and equipment, net	6,369,480	6,147,643
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	102,560	111,457
Accounts receivable, net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	8,713,018	6,701,136
Debt issue cost, net	43,056	182,418
Operating lease right of use asset, net	7,264,584	6,412,851
Deposits and other assets	150,406	355,831

Total assets	$70,328,322	$66,239,511
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31, 2020	April 30, 2020
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,764,714	$1,505,859
Accrued expenses	1,127,992	537,413
Deferred revenue	4,766,853	3,712,994
Due to students	1,891,502	2,371,844
Operating lease obligations, current portion	1,542,754	1,683,252
Other current liabilities	288,033	545,711
Total current liabilities	11,381,848	10,357,073

Convertible notes, net of discount of $1,409,828 and $1,550,854, respectively	8,590,172	8,449,146
Operating lease obligations, less current portion	6,677,566	5,685,335
Total liabilities	26,649,586	24,491,554

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at July 31, 2020 and April 30, 2020	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized
22,377,744 issued and 22,361,077 outstanding at July 31, 2020
21,770,520 issued and 21,753,853 outstanding at April 30, 2020	22,378	21,771
Additional paid-in capital	92,378,584	89,505,216
Treasury stock (16,667 shares)	(70,000)	(70,000)
Accumulated deficit	(48,652,226)	(47,709,030)
Total stockholders’ equity	43,678,736	41,747,957

Total liabilities and stockholders’ equity	$70,328,322	$66,239,511

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Revenues	$15,165,562	$10,357,982

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,847,523	4,353,058
General and administrative	8,793,756	6,796,251
Bad debt expense	400,000	240,899
Depreciation and amortization	490,624	606,574
Total operating expenses	15,531,903	11,996,782

Operating loss	(366,341)	(1,638,800)

Other income (expense):
Other (expense) income, net	(123,298)	22,802
Interest expense	(455,457)	(423,689)
Total other expense, net	(578,755)	(400,887)

Loss before income taxes	(945,096)	(2,039,687)

Income tax (benefit) expense	(1,900)	35,595

Net loss	$(943,196)	$(2,075,282)

Net loss per share - basic and diluted	$(0.04)	$(0.11)

Weighted average number of common stock outstanding - basic and diluted	22,094,409	18,733,317

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended July 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	487,110	—	—	487,110
Common stock issued for stock options exercised for cash	415,175	415	1,269,567	—	—	1,269,982
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Net loss	—	—	—	—	(943,196)	(943,196)
Balance at July 31, 2020	22,377,744	$22,378	$92,378,584	$(70,000)	$(48,652,226)	$43,678,736

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428
Stock-based compensation	—	—	498,417	—	—	498,417
Common stock issued for cashless stock options exercised	101,894	102	(102)	—	—	—
Common stock issued for stock options exercised for cash	21,876	22	45,168	—	—	45,190
Common stock issued for cashless warrant exercise	19,403	19	(19)	—	—	—
Amortization of warrant based cost	—	—	9,440	—	—	9,440
Amortization of restricted stock issued for service	—	—	30,597	—	—	30,597
Restricted Stock Issued for Services, subject to vesting	104,803	105	(105)	—	—	—
Cumulative effect of Adoption of ASC 842	—	—	—	—	(136,745)	(136,745)
Net loss	—	—	—	—	(2,075,282)	(2,075,282)
Balance at July 31, 2019	18,913,527	$18,914	$69,146,123	$(70,000)	$(44,261,992)	$24,833,045

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(943,196)	$(2,075,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	400,000	240,899
Depreciation and amortization	490,624	606,574
Stock-based compensation	487,110	498,417
Warrants issued for services	9,125	9,440
Loss on asset disposition	—	20,240
Amortization of debt discounts	141,026	65,702
Amortization of debt issue costs	139,362	29,662
Modification charge for warrants exercised	(25,966)	—
Non-cash payments to investor relations firm	—	30,597
Other adjustments, net	10,587	—
Changes in operating assets and liabilities:
Accounts receivable	(2,747,322)	(1,535,420)
Prepaid expenses	(51,870)	(136,022)
Other receivables	23,097	710
Other current assets	59,966	—
Deposits and other assets	205,425	67,032
Accounts payable	258,855	(110,890)
Accrued expenses	590,579	(73,663)
Lease liabilities, net of right of use assets	—	26,993
Due to students	(480,342)	417,131
Deferred revenue	1,053,859	224,172
Other current liabilities	(257,678)	8,625
Net cash used in operating activities	(636,759)	(1,685,083)
Cash flows from investing activities:
Purchases of courseware and accreditation	(3,050)	(2,275)
Purchases of property and equipment	(659,168)	(629,983)
Net cash used in investing activities	(662,218)	(632,258)
Cash flows from financing activities:
Proceeds from stock options exercised and warrants exercised	2,351,774	45,190
Net cash provided by financing activities	2,351,774	45,190
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Net increase (decrease) in cash and cash equivalents	$1,052,797	$(2,272,151)
Cash, restricted cash, and cash equivalents at beginning of period	17,906,765	9,967,752
Cash, restricted cash, and cash equivalents at end of period	$18,959,562	$7,695,601

Supplemental disclosure cash flow information
Cash paid for interest	$199,178	$324,861
Cash paid for income taxes	$1,600	$—

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$—	$178,447
Right-of-use lease asset offset against operating lease obligations	$851,733	$8,196,106

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the same such amounts shown in the unaudited consolidated statements of cash flows:

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$15,899,293	$7,243,580
Restricted cash	3,060,269	452,021
Total cash and restricted cash	$18,959,562	$7,695,601

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

Note 1. Nature of Operations and Liquidity
Overview
Aspen Group, Inc. ("AGI") is an educational technology holding company. AGI has five subsidiaries, Aspen University Inc. ("Aspen University" or AUI") organized in 1987, Aspen Nursing of Arizona, Inc. ("ANAI"), Aspen Nursing of Florida, Inc. ("ANFI"), Aspen Nursing of Texas, Inc. ("ANTI"), and United States University Inc. ("United States University" or "USU"). ANAI, ANFI and ANTI are subsidiaries of Aspen University.
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of July 31, 2020, 10,422 of 12,128 or 86% of all students across both universities are degree-seeking nursing students.
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
Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2020 and 2019, our cash flows for the three months ended July 31, 2020 and 2019, and our financial position as of July 31, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 as filed with the SEC on July 7, 2020. The April 30, 2020 balance sheet is derived from those statements.
COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s financial results for the first quarter of fiscal year 2021, as evidenced by our increased revenues to $15.2 million. In fact, the Company’s two highest LTV programs, USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, saw enrollment tailwinds this quarter related to COVID. RN’s, looking to attain their nurse practitioner license to broaden their career options, drove MSN-FNP enrollment. Additionally, millennials, aspiring to

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

become RNs, enrolled in the BSN Pre-Licensure program in Phoenix in record numbers, given that many have been furloughed or laid off since the pandemic first started.
COVID-19 has focused a spotlight on the shortage of nurses in the U.S. and, in particular, the need for nurses with four-year and advanced degrees such as USU’s MSN-FNP and Aspen University’s DNP programs. We believe we will be operating in a tailwind environment for many years relative to the planned expansion of our Pre-Licensure BSN hybrid campus business.
Liquidity
At July 31, 2020, the Company had a cash and cash equivalents balance of $15,899,293 with an additional $3,060,269 in restricted cash.
In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory term notes, with the Company having the right to extend the term of the loans for an additional 12 months by paying a 1% one-time extension fee. On January 22, 2020, the term notes were exchanged for convertible notes maturing January 22, 2023. (See Note 6)
On January 22, 2020, the Company closed on an underwritten public offering of common stock for net proceeds of approximately $16 million. The public offering was a condition precedent to the closing of the above refinancing. (See Note 6)
On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)
During the three months ended July 31, 2020 the Company's net cash increased by $1,052,797, which included using $636,759 in operating activities.
The Company has analyzed its liquidity position and believes its current resources are adequate to meet anticipated liquidity needs for the next 12 months from the issuance date of this report.
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
Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of lease liabilities and the carrying value of the related right-of-use ("ROU") assets, depreciable lives of property and equipment, amortization periods and valuation of courseware, intangibles and software development costs, valuation of beneficial conversion features in convertible debt, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
As of July 31, 2020, restricted cash of $3,060,269 consists of $1,365,384 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708, which is collateral for a letter of credit issued by the bank. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $1,439,177. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
As of April 30, 2020, restricted cash of $3,556,211 consists of $692,293 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708, which is collateral for a letter of credit issued by the bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by the Department of Education ("DOE") in connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,536,382. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2020. As of July 31, 2020 and April 30, 2020, the Company maintained deposits totaling $18,075,181 and $16,742,603, respectively, held in two separate institutions.
Goodwill and Intangibles
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from Educacion Significativa, LLC. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment or if indicators are present.
Intangible assets represent both indefinite lived and definite lived assets. Accreditation and regulatory approvals, trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
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
July 31, 2020
(Unaudited)

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. As of July 31, 2020, the monthly payment plan represents approximately 64% of the payments that are made by active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
For accounts receivable from students, AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. AGI determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, aging of the accounts receivable and each student’s status. AGI estimates the amounts to increase the allowance based upon the risk presented by the age of the receivables and student status. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
For accounts receivable from primary payors other than students, AGI estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the primary payors may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, AGI uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those primary payors against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. AGI may also record a general allowance as necessary.
Direct write-offs are taken in the period when AGI has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that AGI should abandon such efforts. (See Note 8)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At July 31, 2020 and April 30, 2020, those balances were $8,713,018 and $6,701,136, respectively, which amounts are evaluated and included in the allowance analysis as discussed above. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

Category	Useful Life
Computer equipment and hardware	3 years
Software	5 years
Instructional equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of 8 years or lease term
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
Leasehold improvements are amortized using the straight-line method over the lesser of eight years or lease term.
Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.
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
Due to Students
The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. After deducting tuition and fees, the Company sends checks for the remaining balances to the students.
Leases

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or financing lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as additional amortization. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-2, Leases (Topic 842).  This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets with a corresponding lease liability, along with disclosing certain key information about leasing arrangements. The Company adopted the standard effective May 1, 2019 using the cumulative effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:
•Carry forward of historical lease classification;
•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and
•Not separate lease and non-lease components for office space and campus leases.
The adoption of this standard resulted in the recognition of an initial operating lease right-of-use assets (“ROU’s”) and corresponding lease liabilities of approximately $8 million, on the unaudited consolidated balance sheet as of May 1, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Additionally, the standard did not materially impact the Company's unaudited consolidated statements of cash flows.
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
Revenue Recognition and Deferred Revenue
The Company follows Accounting Standards Codification 606 (ASC 606). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of this ASC resulted in no change to our consolidated results of operations or our consolidated balance sheet and there was no cumulative effect adjustment.
Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. (See Note 8)
Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Cost of Revenues

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

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
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs was $2,790,810 and $2,209,239, for the three months ended July 31, 2020 and 2019, respectively, and are included in cost of revenue.
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
July 31, 2020
(Unaudited)

recognized as an extinguishment gain or loss. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.
The Company follows FASB ASU 2017-11, which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative. If such a feature is triggered in a stand-alone instrument treated as equity, the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income. The value recognized as a dividend is not subsequently remeasured, but in instances where the feature is triggered multiple times each instance is recognized.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company follows ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.
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
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 2,314,036 and 2,734,899 shares, 801,468 and 643,175 restricted stock units ("RSUs"), warrants to purchase 374,174 and 566,223 shares, unvested restricted stock of 16,448 and 24,672, and $10,000,000 of Convertible Debt (convertible into 1,398,602 common shares) were outstanding at July 31, 2020 and April 30, 2020, respectively, but were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
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
Recent Accounting Pronouncement not Yet Adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation. There is no expense impact for such write offs.
Property and equipment consisted of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
Computer equipment and hardware	$690,114	$649,927
Furniture and fixtures	1,007,099	1,007,099
Leasehold improvements	892,279	867,024
Instructional equipment	301,842	301,842
Software	6,792,594	6,162,770
	9,683,928	8,988,662
Accumulated depreciation and amortization	(3,314,448)	(2,841,019)
Property and equipment, net	$6,369,480	$6,147,643
Software consisted of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
Software	$6,792,594	$6,162,770
Accumulated amortization	(2,365,847)	(2,049,809)
Software, net	$4,426,747	$4,112,961
Depreciation and amortization expense for property and equipment as well as the portion for just software amortization is presented below for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31,
	2020	2019
Depreciation and amortization expense	$478,677	$312,432

Software amortization expense	$315,107	$170,189
The following is a schedule of estimated future amortization expense of software at July 31, 2020 (by fiscal year):

Future Expense
2021 (remaining)	$977,172
2022	1,223,745
2023	1,062,864
2024	775,078
2025	363,858
Thereafter	24,030
Total	$4,426,747

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

Note 4. USU Goodwill and Intangibles
In connection with the acquisition of the USU business on December 1, 2017, the amount paid over the estimated fair values of the identifiable net assets was $5,011,432, which has been reflected in the consolidated balance sheet as goodwill.
The goodwill resulting from the acquisition may become deductible for tax purposes in the future. The goodwill resulting from the acquisition is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce.
We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. The finite-lived assets became fully amortized during fiscal 2020. Amortization expense for the three months ended July 31, 2020 and 2019 were $0 and $275,000, respectively.
Intangible assets consisted of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(2,200,000)	(2,200,000)
Net intangible assets	$7,900,000	$7,900,000

Note 5. Courseware and Accreditation
For the three months ended July 31, 2020, additional courseware and accreditation costs capitalized were $3,050. As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware and accreditation consisted of the following:

	July 31, 2020	April 30, 2020
Courseware	$290,863	$287,813
Accreditation	59,350	59,350
Accumulated amortization	(247,653)	(235,706)
Courseware and accreditation, net	$102,560	$111,457
Amortization expense of courseware and accreditation for the three months ended July 31, 2020 and 2019 are as follows:

	Three Months Ended July 31,
	2020	2019
Amortization expense	$11,947	$19,142

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

The following is a schedule of estimated future amortization expense of courseware and accreditation at July 31, 2020 (by fiscal year):

Future Expense
2021 (remaining)	$28,050
2022	32,140
2023	26,615
2024	13,068
2025	1,980
Thereafter	707
Total	$102,560

Note 6. Debt
Convertible Notes
On January 22, 2020, the Company issued $5 million in the principal amount convertible notes (“Convertible Notes”) to each of two lenders in exchange for the two $5 million notes issued under senior secured term loans entered into in March 2019 as discussed below (the “Term Loans”). The Convertible Notes automatically converted on September 14, 2020. See Note 11. “Subsequent Events.” The Company recorded a beneficial conversion feature on these Convertible Notes of $1,692,309.
The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million. On January 22, 2020, the Company closed on an underwritten public offering for net proceeds of approximately $16 million and the condition precedent to the closing of the refinancing was satisfied. The key terms of the Convertible Notes are as follows:

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

On March 6, 2019, in connection with entering into the Term Loan Agreements, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the Foundation, individually. The Intercreditor Agreement provides among other things that the Company’s obligations under this agreement, and the security interests in the Collateral granted pursuant to the Term Loan Agreements and the Amended and Restated Facility Agreement shall rank pari passu to one another. The Security Agreement was amended on January 22, 2020 to give effect to the Convertible Note issuances.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

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
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. At July 31, 2020 and April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.
The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020, see Note 7. The relative fair value of the warrants along with the upfront Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan. Total unamortized costs at July 31, 2020 and April 30,2020 were $43,056 and $182,418, respectively.
On March 6, 2019, in connection with entering into the Senior Secured Term Loans, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the Revolving Note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in the Collateral, on a pari passu basis with the Lenders.
Term Loans
On March 6, 2019, the Company entered into two loan agreements (each a “Loan Agreement” and together, the “Loan Agreements”) with the Foundation, of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee, and another stockholder of the Company (each a “Lender” and together, the “Lenders”). Each Loan Agreement provides for a $5,000,000 term loan (each a “Loan” and together, the “Loans”), evidenced by a term promissory note and security agreement (each a “Term Note” and together, the “Term Notes”), for combined total proceeds of $10,000,000 million. The Company borrowed $5,000,000 from each Lender that day. The Term Notes bear interest at 12% per annum and were to mature on September 6, 2020, subject to one 12-month extension upon the Company’s option, and upon payment of a 1% one-time extension fee.
Pursuant to the Loan Agreements and the Term Notes, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Loan Agreements and the Term Notes, will be subordinated to the Loans.
Pursuant to the Loan Agreements, on March 6, 2019 the Company issued to each Lender warrants to purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $6.00 per share. The two warrants were deemed to have a combined relative fair value of $360,516. The relative fair value along with closing costs of $33,693 were treated as debt discounts to be amortized over the term of the Loans. One Lender exercised 100,000 of these warrants (the "2019 Cooperman Warrants") on June 5, 2020, see Note 7.
On January 22, 2020, the Senior Secured Term Loans were cancelled and exchanged for convertible notes as discussed above. In connection with this transaction, the Company wrote off approximately $182,000 of unamortized debt issuance costs as the transaction qualified as a debt extinguishment.
Note 7. Stockholders’ Equity
Preferred Stock

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of July 31, 2020 and April 30, 2020, we had no shares of preferred stock issued and outstanding.
Common Stock
The Company is authorized to issue 40,000,000 shares of common stock.
During the three months ended July 31, 2020, the Company issued 415,175 shares of common stock upon the exercise of stock options for cash and received proceeds of $1,269,982.
During the three months ended July 31, 2020, the Company issued 192,049 shares of common stock upon the exercise of warrants for cash and received proceeds of $1,081,792.

Restricted Stock
As of July 31, 2020 and 2019, there were 16,448 and 49,672 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of July 31, 2020 and 2019 amounted to $59,651 and $225,129 respectively.

Restricted Stock Units "RSUs"
A summary of the Company’s Restricted Stock Unit activity which were granted under the 2012 and 2018 equity incentive plans during the three months ended July 31, 2020 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested Balance Outstanding, April 30,2020	643,175	$5.64
Granted	158,793	9.12
Exercised	—	—
Forfeits	(500)	6.09
Vested	—	—
Expired	—	—
Unvested Balance Outstanding, July 31,2020	801,468	$6.33
In connection with 158,793 RSU grants, the grant date fair value of these awards range from $6.95 to $10.62 per share and the awards vest annually over three years.
There were approximately 800,000 unvested RSUs as of July 31, 2020 including 375,000 RSUs described below. Total unrecognized compensation expense related to the unvested RSUs as of July 31, 2020 is approximately $4.4 million which will be amortized over the remaining vesting periods.
On February 4, 2020, the Compensation Committee approved a 375,000 RSU grant to executives under the Company’s 2018 Equity Incentive Plan. As modified on June 18, 2020, one-half of the RSUs vest four years from the grant date, subject to accelerated vesting for all RSUs as follows: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share. The grants have a four year vesting period. For the three months ended July 31, 2020, amortization expense related to these RSUs was $111,211. See "Subsequent Events" Note for additional information on the accelerated vesting of 35% of the RSUs.

Warrants

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

A summary of the Company’s warrant activity during the three months ended July 31, 2020 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	566,223	$6.22	3.17	$950,100
Granted	—	$—	—	—
Exercised	(192,049)	$5.60	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, July 31, 2020	374,174	$6.37	2.64	$908,156

Exercisable, July 31, 2020	374,174	$6.37	2.64	$908,156

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants

$4.89	$4.89	50,000	$4.89	3.70	50,000

$6.00	$6.00	100,000	$6.00	3.60	100,000

$6.87	$6.87	224,174	$6.87	1.98	224,174

		374,174			374,174
On June 5, 2020, the Company, as an inducement to exercise, reduced by 5% the exercise price of the common stock purchase warrants issued to The Leon and Toby Cooperman Family Foundation (the “Foundation”), of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee. The warrants were issued on November 5, 2018 (the “2018 Cooperman Warrants”) and on March 5, 2019 (the “2019 Cooperman Warrants”). The 2018 Cooperman Warrants exercise price was reduced from $5.85 to $5.56 per share. The 2019 Cooperman Warrants exercise price was reduced from $6.00 to $5.70 per share. On June 8, 2020, the Foundation immediately exercised the 2018 and 2019 Cooperman Warrants paying the Company $1,081,792 and the Company issued 192,049 shares of common stock to the Foundation. The warrant modification and acceleration charge related to this transaction in the first quarter of fiscal year 2021 was approximately $26,000.
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

As of July 31, 2020 and 2019, there were 74,032 and 10,852 shares remaining available for future issuance under the 2012 Plan and the 2018 Plan.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the three months ended April 30, 2020. There were no options granted to employees during the three months ended July 31, 2020.

	July 31, 2020	April 30, 2020
Expected life (years)	n/a	3.5
Expected volatility	n/a	57.0%
Risk-free interest rate	n/a	0.24%
Dividend yield	n/a	0.00%
Expected forfeiture rate	n/a	n/a
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
A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2020, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	2,732,899	$4.62	1.97	$9,146,198
Granted	—	—	—	—
Exercised	(415,175)	9.18	—	—
Forfeited	(3,688)	6.94	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2020	2,314,036	$4.89	1.89	$9,073,489

Exercisable, July 31, 2020	1,884,793	$4.68	1.65	$7,797,166

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options

$1.57 to $2.10	$2.02	306,166	$2.02	0.56	261,771

$2.28 to $2.76	$2.30	307,779	$2.30	0.27	307,779

$3.24 to $4.38	$3.90	318,174	$3.87	1.32	262,507

$4.50 to $5.20	$4.93	665,195	$4.91	1.98	536,597

$5.95 to $6.28	$6.08	75,751	$6.11	1.96	61,195

$7.17 to $7.55	$7.44	481,639	$7.41	3.16	342,056

$8.57 to $9.07	$8.98	159,332	$8.98	2.44	112,888

Options only		2,314,036			1,884,793

For the three months ended July 31, 2020, the Company recorded compensation expense of $168,734, $307,852 and $10,524, respectively, in connection with stock option, restricted stock units and restricted stock grants.
As of July 31, 2020, there was approximately $550,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
As of July 31, 2020, there was approximately $4.4 million of unrecognized compensation costs related to non-vested RSU grants. That cost is expected to be recognized over a weighted-average period of approximately 4.0 years.
As of July 31, 2020, there was approximately $60,000 of unrecognized compensation costs related to non-vested share-based common and restricted stock arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Note 8. Revenues
Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students fees for library and technology costs, which are recognized over the related service period and are not considered separate performance obligations. Other services, books, and exam fees are recognized as services are provided or when goods are received by the student. The Company’s contract liabilities are reported as deferred revenue and due to students. Deferred revenue represents the amount of tuition, fees, and other student invoices in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying unaudited consolidated balance sheets.
The following table represents our revenues disaggregated by the nature and timing of services:

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Tuition - recognized over period of instruction	$13,367,308	$9,290,952
Course fees - recognized over period of instruction	1,599,693	925,954
Book fees - recognized at a point in time	39,138	20,785
Exam fees - recognized at a point in time	70,655	60,100
Service fees - recognized at a point in time	88,768	60,191
	$15,165,562	$10,357,982
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date. Deferred revenue at July 31, 2020 was $4,766,853 which is future revenue that has not yet been earned for courses in progress. The Company has $1,891,502 of funds due to students, which mainly represents Title IV funds due to students after deducting their tuition payments.
Of the total revenue earned during the three months ended July 31, 2020, approximately $3.7 million came from revenues which were deferred at April 30, 2020.
When the Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.
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
Significant Judgments
We analyze revenue recognition on a portfolio approach under ASC 606-10-10-4. Significant judgment is utilized in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Students behave similarly, regardless of their payment method. Enrollment agreements and refund policies are similar for all of our students. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.
The Company maintains institutional tuition refund policies, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

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
The Company had revenues from students outside the United States representing 1.27% and 1.48% of revenues for the three months ended July 31, 2020 and 2019, respectively.
Note 9. Leases
We lease approximately 88,600 square feet of office and classroom space in the Phoenix (metropolitan area), San Diego, New York City, Denver, Austin and Moncton, New Brunswick Canada.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use asset, net", "Operating lease obligations, current portion" and "Operating lease obligations" in the consolidated balance sheet at July 31, 2020.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three month period ended July 31, 2020 was $397,238. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material.
ROU assets is summarized below:

July 31, 2020
Operating office leases	$12,356,837
Less accumulated reduction	(5,092,253)
Balance of ROU assets as of July 31, 2020	$7,264,584

Operating lease obligations, related to the ROU assets is summarized below:

July 31, 2020
Operating office leases	$13,312,573
Total lease liabilities	13,312,573
Reduction of lease liabilities	(5,092,253)
Total as of July 31, 2020	$8,220,320
The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2020 (a).

Maturity of Lease Obligations	Lease Payments
2021 (remaining)	$1,809,774
2022	2,253,619
2023	1,703,419
2024	1,466,758
2025	1,134,718
2026 and beyond	3,536,443
Total future minimum lease payments	11,904,731
Less imputed interest	(3,684,411)
Present value of operating lease obligations	$8,220,320

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

_____________________
(a) Lease payments exclude legally binding minimum lease payments for campus leases signed but not yet commenced for the following locations: $10.2 million in Tampa, Florida, $5.2 million in Phoenix, Arizona, and $4.3 million in Austin, Texas.

Balance Sheet Classification
Operating lease obligations, current	$1,542,754
Operating lease obligations, long-term	6,677,566
Total operating lease obligations	$8,220,320

Other Information
Weighted average remaining lease term (in years)	6.36
Weighted average discount rate	12.00%

Note 10. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2020, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consisted of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. On February 8, 2019, the bankruptcy court issued an order reducing AGI’s claim to $888,638 which consisted of the judgment and a $200,000 claim for failure to disclose certain liabilities. Subsequently, the trustee sold the AGI common stock and has $924,486 available for distribution. However, priorities are an unknown amount of income taxes due from the sale of the common stock, and as of June 2, 2020 $346,480 in fees due the trustee and his counsel and $574,145 due arising from settlements with the secured creditor and Spada’s brother and the third party. While we do not know how much the Company will receive, it will be substantially less than the judgement due.

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

The DOE informed USU that it is required to post a letter of credit in the amount of $255,708 based on the audited same day balance sheet requirements that apply in a change of control, which was funded by AGI. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements.

Approval to Confer Degrees

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)

Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Colorado Commission on Education in the State of Colorado and the Arizona State Board for Private Post-Secondary Education in the State of Arizona to operate as a degree granting institution for all degrees. Aspen University is authorized to operate as a degree granting institution for bachelor degrees only by the Texas Higher Education Coordinating Board in the State of Texas.
USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023.
Note 11. Subsequent Events
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period the Convertible Notes automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share. The Company expects the accelerated amortization charge related to this transaction in the second quarter of fiscal year 2021 will be approximately $1.4 million, which will be included in interest expense in the consolidated statement of operations.
On August 31, 2020, the closing price of the Company’s common stock was at least $9 for 20 consecutive trading days, resulting in, 10% or 37,500 of the February 4, 2020 RSU grants to executives vesting immediately. Additionally, on September 2, 2020, the Company’s common stock was at least $10 for 20 consecutive trading days and 25% or 93,750 of the RSUs granted vested immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. See "Stockholders' Equity" Note for additional information on the vesting terms for these RSUs. The accelerated amortization expense related to this transaction in the second quarter of fiscal year 2021 will be approximately $1.6 million for the vesting of these 131,250 RSUs, which will be included in General and Administrative expense in the consolidated statement of operations.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock (the “Shares”).

Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on or through The Nasdaq Global Market, the trading market for the Company’s common stock, on any other existing trading market in the United States for the Company’s common stock, or to or through a market maker. Canaccord may also sell the Shares by any other method permitted by law, including in privately negotiated transactions. Canaccord will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Canaccord will be entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also reimbursed Canaccord for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount of $50,000. The Company estimates that the total expenses for the offering, excluding compensation and reimbursement payable to Canaccord under the terms of the Agreement, will be approximately $35,000. As of the date of this filing, approximately 130,000 shares have been sold under the agreement.
The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission on August 31, 2020.

On August 27, 2020, the Company announced that it had received the final required state regulatory approvals for their new Pre-Licensure Bachelor of Science in Nursing (BSN) campuses in Austin, Texas and Tampa, Florida, giving Aspen University the go ahead to commence marketing and begin to enroll students immediately.

In August 2020, former employees exercised 4,666 stock options. Total proceeds received by the Company were approximately $11,000 upon the issuance of 3,296 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See "Cautionary Note Regarding Forward Looking Statements" for more information.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive and academic management and operations, finance, legal, tax, information technology and human resources, fees for professional services, financial aid processing costs, non-capitalizable courseware and software costs, corporate taxes and facilities costs.
Long-term debt (for additional information see Note 6. "Debt" and Note 11. "Subsequent Events" to the consolidated financial statements included in Item 1. "Financial Statements"):
•Convertible Notes - The $10 million secured Convertible Notes due January 22, 2023; with an annual interest rate of 7% payable monthly. The Convertible Notes automatically converted into shares of the Company’s common stock on September 14, 2020 when the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period at a conversion price of $7.15 per share. We expect that the accelerated amortization charge related to this transaction will be approximately $1.4 million.
•Revolving Credit Facility - The $5 million revolving credit facility matures on November 4, 2021; with a 2% Commitment Fee on the undrawn portion payable quarterly. At July 31, 2020 and April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility. With the conversion of the Convertible Notes, the Company does not intend to borrow under this facility.

•Term Loans - On January 22, 2020, the Senior Secured Term Loans were cancelled and exchanged for the Convertible Notes discussed above. The $10 million Senior Secured Term Loans were entered into on March 6, 2019; with an annual interest rate of 12% payable monthly.
Non-GAAP financial measures:
•Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share - are non-GAAP financial measures that the Company is providing beginning in first quarter of fiscal year 2021. See "Non-GAAP – Financial Measures" for a reconciliation of net earnings (loss) and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share for the fiscal quarters ended July 31, 2020 and 2019.
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to EBITDA for the first quarter of fiscal year 2021 (three months ended July 31, 2020 and 2019).
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the fiscal quarters ended July 31, 2020 and 2019.
AGI Student Population Overview
AGI’s overall active student body (includes both Aspen University and USU) grew 24% year-over-year from 9,752 to 12,128 as of July 31, 2020 and students seeking nursing degrees were 10,422 or 86% of total students at both universities. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the first quarter of fiscal year 2021 or are registered for an upcoming course.
Aspen University’s total active degree-seeking student body grew 21% year-over-year from 8,261 to 9,975. USU's total active degree-seeking student body grew year-over-year from 1,491 to 2,153 or 44%.
Company Overview
AGI is an educational technology holding company. It operates two universities, Aspen University ("Aspen University" or "AUI" or "Aspen") and United States University ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of July 31, 2020, 10,422 of 12,128 or 86% of all students across both universities are degree-seeking nursing students.
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
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A. Ed/MSN programs ($325/month), hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Since August 1, 2019, new student enrollments for USU’s FNP monthly payment plan have been offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only (approximate cost of $9,000). The second academic year of the two-year FNP program in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).
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
AGI New Student Enrollments
For the first quarter of fiscal year 2021, the Company delivered a quarterly record of 2,351 new student enrollments, a sequential increase of 32%, and 22% year-over-year. Aspen University accounted for 1,779 new student enrollments delivering overall enrollment growth at Aspen University of 26% year-over-year. The strong enrollment growth at Aspen University was a result of record quarterly enrollments in its Doctoral and BSN Pre-Licensure units. Millennials that aspire to become RNs enrolled in the BSN Pre-Licensure program in Phoenix in record numbers in the first quarter given that many have been furloughed or laid off since the pandemic first began.
USU accounted for 572 new student enrollments in the quarter driven primarily by FNP enrollments, a 32% sequential increase and an 11% increase year-over-year. Note that USU announced the termination of its 72-month payment plan for FNP students as of July 31, 2019, which caused a historic enrollment month for the university (nearly 250 enrollments in the month of July 2019). Consequently the 11% enrollment increase and the 15% decline in USU’s marketing efficiency ratio (see MER analysis below) year-over-year are favorable results when understanding the context of the one-time event a year ago in the month of July.
Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments
	Q1'20	Q2'20	Q3'20	Q4'20	Q1'21
Aspen University	1,415	1,823	1,371	1,344	1,779
USU	514	394	375	432	572
Total	1,929	2,217	1,746	1,776	2,351

Marketing Efficiency Ratio (MER) Analysis
AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Marketing Efficiency Ratio (MER) =	Revenue per Enrollment (RPE)
Cost per Enrollment (CPE)
Cost per Enrollment (CPE)

The Cost per Enrollment measures the advertising investment spent in a given three month period, divided by the number of new student enrollments achieved in that given three month period, in order to obtain an average CPE (or CAC outside of the education sector) for the period measured.
Revenue per Enrollment (RPE)
The Revenue per Enrollment takes each quarterly cohort of new degree-seeking student enrollments, and measures the amount of earned revenue on a weighted average basis, including tuition and fees to determine the weighted average RPE for the cohort measured. For the later periods of a cohort, we have used reasonable projections based off of historical results to determine the amount of revenue we will earn in later periods of the cohort.
In the first quarter of fiscal year 2021 the Marketing Efficiency Ratio (MER) for our universities, representing revenue-per-enrollment (LTV) over cost-per-enrollment (CPE), improved 16% for Aspen University and declined 15% for USU, as shown in the table below:

	First Quarter Marketing Efficiency Ratio
	Enrollments	CAC[1]	LTV[2]	Q1 '21 MER	Q1 '20 MER	MER % Change
Aspen University	1,779	1,181	14,548[3]	12.3X	10.6X	16%
USU	572	1,272	17,820[4]	14.0X	16.5X	(15)%
_____________________
1Based on 6-month rolling weighted average CPE for each university’s enrollments
2Weighted Lifetime Value (LTV) of a new student enrollment
3Weighted average LTV for all Aspen University enrollments in the quarter
4LTV for USU’s MSN-FNP Program

Compared to the prior year period, AGI’s weighted average cost of enrollment increased 4%, from $1,153 to $1,203, as shown in the table below:

	First Quarter Weighted Average Cost of Enrollment
	Q1 '20 Enrollments	Q1'20 CAC[1]	Q1'21 Enrollments	Q1'21 CAC[1]	CAC % Change
Aspen University	1,415	$1,177	1,779	$1,181	—%
USU	514	$1,078	572	$1,272	18%
Weighted Average		$1,153		$1,203	4%

_____________________
1Based on 6-month rolling average
Bookings Analysis
On a year-over-year basis, Q1 Fiscal 2021 Bookings increased 34% to $36.1 million, delivering a company-wide average revenue per enrollment (APRU) increase of 10% to $15,344.

	First Quarter Bookings and Average Revenue Per Enrollment (ARPU)
	Q1'20 Enrollments	Q1'20 Bookings [1]	Q1'21 Enrollments	Q1'21 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,415	$17,691,150	1,779	$25,880,400	46%
USU	514	$9,159,480	572	$10,193,040	11%
Total	1,929	$26,850,630	2,351	$36,073,440	34%
ARPU		$13,919		$15,344	10%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total enrollment.

ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM

In July 2018, Aspen University through Aspen Nursing, Inc. began its Pre-Licensure Bachelor of Science in Nursing degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, AGI entered into a memorandum of understanding to open a second campus in the Phoenix metropolitan area in partnership with HonorHealth. The initial semester at HonorHealth began in September 2019.
Aspen University’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.
Aspen University’s Pre-Licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen University is admitting students into one of two program components: (1) a pre-professional nursing component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that are ready to participate in the competitive evaluation process for entry (Years 2-3).
Pre-Licensure BSN Program - Campus Expansion

Tampa, Florida Campus

Aspen University has executed a definitive lease agreement for ten years to occupy approximately 30,000 square feet (Suites 150 and 450) of the Tampa Oaks I property located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Regulatory approvals were completed in August 2020 and marketing has begun in the Tampa metropolitan area. Aspen expects to begin its first core nursing (Years 2-3) semester at Tampa Oaks I on December 8, 2020 in campus space formerly occupied by the University of Phoenix.

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

Austin, Texas Campus

Aspen University has executed a definitive lease agreement for eight years to occupy approximately 22,000 square feet in a portion of the first floor of the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the Austin suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,000 cars per day. Regulatory approvals were completed in July 2020 and marketing has begun in the Austin metropolitan area.

Aspen has executed a clinical affiliation agreement with Baylor Scott & White Health – Central division, the largest not-for-profit healthcare system in Texas and one of the largest in the United States. Baylor Scott & White includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.

In addition to the Round Rock campus, effective August 1, 2020, Aspen University executed a sublease to take over the remaining 20-month lease held by sublandlord National American University (NAU) to occupy approximately 7,200 square feet of their campus in the suburb of Georgetown, Texas, which is approximately 10 miles north of Aspen’s future Frontera Crossing campus in the suburb of Round Rock. In exchange, Aspen as subtenant, at no additional cost, shall have the right to utilize all the existing furniture, fixtures and equipment owned by sublandlord and will convey all such furniture, fixtures and equipment to subtenant via a bill of sale for $10.00. Aspen University expects to commence its first core nursing (Years 2-3) semester on September 29, 2020 and will share the campus with NAU until January 2021 when NAU will have completed the teach-out of their remaining 12 nursing students.

AGI’s Plan for United States University (USU) to Implement MSN-FNP Weekend Immersions in Every Campus Metropolitan Area:

While lab hours to date have been done at USU’s San Diego facility, the rapid growth of the MSN-FNP program has caused AGI to plan to expand the lab immersions in multiple locations across the United States. For example, the Company has leased an additional suite on the ground floor of our main campus facility in Phoenix (by the airport) to begin offering weekend immersions for MSN-FNP students in both San Diego and Phoenix. We expect this additional clinical facility in Phoenix to be open later this calendar year.
Moreover, AGI's future plans call for the build-out of, on average, 10 exam rooms that will occupy approximately 3,000 square feet in each of its pre-licensure metropolitan areas for USU to implement immersions for its MSN-FNP program. As a result, following regulatory approvals, lab immersions are planned to be conducted in four metropolitan areas for USU MSN-FNP students: San Diego, Phoenix, Austin and Tampa.

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

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
The accounts receivable balance, both short-term and long-term, for the monthly payment plan was $23,375,249 at July 31, 2020. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly.
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. Aspen University students paying tuition and fees through a monthly payment method grew by 12% year-over-year, from 5,580 to 6,276, representing 63% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 1,273 to 1,427 students sequentially. Those 1,427 students paying through a monthly payment method represent 66% of USU’s total active student body.

Change in Business Mix and Relationship to Accounts Receivable

During the first quarter of fiscal year 2021, revenue from students using the Monthly Payment Plan increased by 32% year over year, but declined as a percentage of total revenue for the second year in a row down from 61% in Q1 Fiscal 2020 to 55% in Q1 Fiscal 2021, while total revenue increased 46% year over year.

Our two highest lifetime value programs are Aspen University’s Pre-Licensure BSN Program and USU’s MSN-Family Nurse Practitioner Program. These programs are our fastest growing programs and now represent 47% of total annual revenue. We expect the revenue from these programs to continue to grow as a percentage of our total revenue as we continue to expand our campus footprint from 2 to over 10 campuses over the next 3-4 years.

This change in our business mix is expected to have a meaningful impact on our accounts receivable and our allowance for doubtful accounts. The BSN Pre-Licensure program and the second academic year of the MSN-FNP program require payment prior to the start of each term. This means that approximately 90% of all revenue from these two programs will be paid in advance; meaningfully reducing our accounts receivable and the allowance for doubtful accounts as a percentage of our total revenue.

As revenue from these programs continues to grow as a percentage of overall revenue, we expect that we will see a corresponding increase in our cash flows from operations that in turn will allow AGI to turn cash flow positive and generate positive free cash flow over time.

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

Reserving for Allowance for Doubtful Accounts and Charges to the Allowance

During the fourth quarter of fiscal 2020, we built upon the existing analysis of our accounts receivable and evaluated several segments of our older dated student files. During this analysis we made the determination that receivables for approximately 656 students, amounting to $686,000 for Aspen University and $81,000 of receivables for approximately 39 students for USU were deemed uncollectible based on the payment detail and student status. These amounts were charged against the allowance for doubtful accounts in the fourth quarter of fiscal year 2020.
As part of the account receivable analysis discussed earlier, we evaluated our long-term MPP student receivables. The analysis evaluated students in two categories: nursing and non-nursing. Based on our analysis of the payment details and student performance, in the fourth quarter of fiscal 2020, we elected to charge $152,000 of MPP receivables against the reserve for doubtful accounts. The MPP receivables will be evaluated in conjunction with our updated recovery and collection process and we expect results to be positive. In the first quarter of fiscal year 2021, no changes to the methodology were made and no student accounts were written off.

Our accounts receivable remaining for former students are from 2018 or more recent with the exception of certain alumni from our nursing programs. We believe our analysis is appropriate and reasonable. We further believe that we are positioned to focus our enhanced recovery and collections efforts on delinquencies and past due amounts from recent graduates and current enrolled students.

Based on our review of accounts receivable, overall revenue growth trends and changes in our mix of business, we evaluated our reserve methodology and increased our reserve by $340,000 for Aspen University and by $60,000 for USU also in the first quarter of fiscal year 2021. Note that the AGI's bad debt allowance started the quarter at $1.76 million and ended the quarter at $2.16 million.

As part of the process of evaluating our reserving methodology we also evaluated our processes in student accounts, our accounts receivable recovery and collections processes. We have designed an enhanced recovery and collections process that is expected to begin recovery of student late payments earlier and manage these students more proactively during their course of study and post-graduation for MPP students

We will continue to reserve against our receivables based on revenue growth trends, mix of business and specific trends we identify on a program by program basis. We believe we currently have sufficient reserves against our current student portfolio but we intend to stay vigilant to become aware of external changes that could affect our students ability to meet their obligations such as the continuation of the COVID-19 economic slowdown or other exogenous events and circumstances that could give us reason to make a material change to our current methodology and reserve policy.

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
For revenue, the quarterly change is primarily billings and the net impact of deferred revenue. The deferral from the prior quarter or year is added to the billings and the deferral at the end of the period is subtracted from the amount billed. The total deferred revenue at the end of every period is reflected in the liability section of the consolidated balance sheet. Deferred revenue can vary for many reasons, but seasonality and the timing of the class starts in relation to the end of the quarter will cause changes in the balance.
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
At July 31, 2020, the allowance for doubtful accounts was $2,156,645 which represents 8% of the gross accounts receivable balance of $25,531,894, the sum of both short-term and long-term receivables.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $6,701,136 at April 30, 2020 to $8,713,018 at July 31, 2020. The primary components of MPP are students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, and as students enter academic year two of USU’s MSN-FNP legacy 72 month payment plan, they transition to long-term accounts receivable when their liability increases to over $4,500. Those are the two primary factors that have driven an increase in long-term accounts receivable.
Here is a graphic of both short-term and long-term receivables, as well as contractual value:

A	B	C
Payments owed for classes taken where payment plans for classes are less than 12 months, less monthly payments received	Payments owed for classes taken where payment plans are greater than 12 months	Expected classes to be taken over balance of program.
Short-Term Accounts Receivable	Long-term Accounts Receivable	Not recorded in financial statements
The Sum of A, B and C will equal the total cost of the program.

Q1 Fiscal 2021 Developments

On June 5, 2020, the Company, as an inducement to exercise, reduced by 5% the exercise price of the common stock purchase warrants issued to The Leon and Toby Cooperman Family Foundation (the “Foundation”), of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee. The warrants were issued on November 5, 2018 (the “2018 Cooperman Warrants”) and on March 5, 2020 (the “2019 Cooperman Warrants”). The 2018 Cooperman Warrants exercise price was reduced from $5.85 to $5.56 per share. The 2019 Cooperman Warrants exercise price was reduced from $6.00 to $5.70 per share. On June 8, 2020, the Foundation immediately exercised the 2018 and 2019 Cooperman Warrants paying the Company $1,081,792 and the Company issued 192,049 shares of common stock to the Foundation.

In consideration of the amendment, the Foundation in addition to its immediate exercise executed a lock-up agreement agreeing not to request registration of or sell the underlying shares of common stock for at least six months.

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s consolidated financial results for the first quarter of fiscal year 2021, as evidenced by our record revenues of $15.2 million. In fact, the Company’s two highest LTV programs, USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, saw enrollment tailwinds this quarter related to COVID-19. RN’s, looking to attain their nurse practitioner license to broaden their career options, drove MSN-FNP enrollment. Additionally, millennials, aspiring to become RNs, enrolled in the BSN Pre-Licensure program in Phoenix in record numbers, given that many were furloughed or laid off since the pandemic first started.

COVID-19 has focused a spotlight on the shortage of nurses in the U.S. and, in particular, the need for nurses with four-year and advanced degrees such as USU’s MSN-FNP and Aspen University’s DNP programs. We believe we will be operating in a tailwind environment for many years relative to the planned expansion of our Pre-Licensure BSN hybrid campus business.
Results of Operations For the Three Months Ended July 31, 2020 (Q1 Fiscal 2021) Compared to the Three Months Ended July 31, 2019 (Q1 Fiscal 2020)
Revenue

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Revenue	$15,165,562	$4,807,580	46%	$10,357,982

Revenue from operations for Q1 Fiscal 2021 increased to $15,165,562 from $10,357,982 for Q1 Fiscal 2020, an increase of $4,807,580 or 46%. The increase was primarily due to enrollment and student body growth in the degree programs with the highest lifetime value (LTV). By focusing our marketing spend on delivering enrollment growth in the degree programs with the highest LTV, we increased our average revenue per enrollment (or ARPU) by 10%. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in Q1 Fiscal 2021 increased 40% year-over-year, while USU's revenues in Q1 Fiscal 2021 increased 65% year-over-year.

Aspen University's traditional post-licensure online nursing + other business unit contributed 53% of total Company revenue in Q1 Fiscal 2021, while Aspen University’s Pre-Licensure BSN program delivered 18% of the Company’s revenues in Q1 Fiscal 2021. Finally, USU contributed 29% of the total revenues for Q1 Fiscal 2021.
The Company now expects annual revenue growth to meet or exceed 35% or $66 million for the full fiscal year 2021.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$5,847,523	$1,494,465	34%	$4,353,058
As a percentage of revenue	39%			42%

Instructional costs and services
Instructional costs and services for Q1 Fiscal 2021 increased to $3,056,713 or 20% of revenues from $2,143,819 or 21% of revenues for Q1 Fiscal 2020, an increase of $912,894 or 43%. The increase was primarily due to more class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix.
Aspen University instructional costs and services represented 19% of Aspen University revenues for Q1 Fiscal 2021, while USU instructional costs and services was 22% of USU revenues during Q1 Fiscal 2021.
Marketing and promotional
Marketing and promotional costs for Q1 Fiscal 2021 were $2,790,810 or 18% of revenues compared to $2,209,239 or 21% of revenues for Q1 Fiscal 2020, an increase of $581,571 or 26%. Compared to revenue growth of 46%, this reflects the efficiency of our business model including; 1) focus the majority of our marketing growth spend on our highest LTV programs, 2) reflects the fact that our lead costs and conversion rates remain in the same range as the previous year, and 3) the Company has seen an enrollment tailwind relative to COVID-19 as discussed above.
Aspen University marketing and promotional costs represented 18% of Aspen University revenues for Q1 Fiscal 2021, while USU marketing and promotional costs was 14% of USU revenues for Q1 Fiscal 2021.
AGI corporate marketing expenses was $232,851 for Q1 Fiscal 2021 compared to $228,231 for Q1 Fiscal 2020, an increase of $4,620 or 2%.
General and administrative

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
General and administrative	$8,793,756	$1,997,505	29%	$6,796,251
As a percentage of revenue	58%			66%

General and administrative costs for Q1 Fiscal 2021 was $8,793,756 or 58% of revenues compared to $6,796,251 or 66% of revenues during Q1 Fiscal 2020, an increase of $1,997,505 or 29%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, and increased compensation accruals related to new incentive compensation programs, IT, other non-cash stock-based compensation, insurance, and professional fees (legal, IR and accounting).
General and administrative expense in Q1 Fiscal 2021 includes $97,000 of non-recurring expense items.
Aspen University general and administrative costs which are included in the above amount represented 33% of Aspen University revenues for Q1 Fiscal 2021, while USU general and administrative costs equaled 40% of USU revenues for Q1 Fiscal 2021.

AGI’s general and administrative costs for Q1 Fiscal 2021 and Q1 Fiscal 2020 which are included in the above amounts equaled $3.5 million and $2.0 million, respectively, and include corporate employees in the NY corporate office, IT, rent, non-cash AGI stock-based compensation, incentive compensation programs and professional fees (legal, accounting, and IR), as well as one-time expense items in the quarter.

In the second quarter of fiscal year 2021, the Company will recognize approximately $1.6 million of accelerated amortization expense related to the immediate vesting of RSUs granted to executives on February 4, 2020.
Bad debt expense

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Bad debt expense	$400,000	$159,101	66%	$240,899
As a percentage of revenue	3%			2%

Bad debt expense for Q1 Fiscal 2021 increased to $400,000 from $240,899 for Q1 Fiscal 2020, an increase of $159,101, or 66%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly.

Depreciation and amortization

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Depreciation and amortization	$490,624	$(115,950)	(19)%	$606,574
As a percentage of revenue	3%			6%

Depreciation and amortization costs for Q1 Fiscal 2021 decreased to $490,624 from $606,574 for Q1 Fiscal 2020, a decrease of $115,950, or 19%. The decrease in depreciation and amortization expense is due primarily to intangible assets becoming fully amortized at USU, partially offset by an increase in depreciation expense at Aspen University due primarily to the development of capitalized software to support its services.
Other expense

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Other expense, net	$578,755	$177,868	44%	$400,887

Other expense in Q1 Fiscal 2021 of $578,755 primarily includes: an adjustment of $296,471 related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal 2019 revenue; interest expense of $331,510 on the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Revolving Credit Facility; and modification and accelerated amortization charges of $149,913 related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $198,000 of other immaterial adjustments.
Total other expense in Q1 Fiscal 2021 of $578,755 includes $446,384 of non-recurring expense items which is comprised of: (i) an adjustment of $296,471 related to an incorrect earned fee calculation deemed immaterial to our Fiscal 2019 revenue; (ii) $123,947 of accelerated amortization expense related to the exercise of the 2018 Cooperman Warrants; and (iii) $25,966 of expense related to the 2018 and 2019 Cooperman Warrants modification and acceleration charges on June 5, 2020.
In the second quarter of fiscal year 2021, the Company expects to recognize approximately $1.4 million of accelerated amortization expense related to the conversion of the Convertible Notes which occurred on September 14, 2020.

Other expense in Q1 Fiscal 2020 includes: interest expense of $423,689 on the Term Loans issued in March 2019.
Income tax (benefit) expense

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Income tax (benefit) expense	$(1,900)	$(37,495)	NM	$35,595
________________
NM - Not meaningful

Income tax benefit for Q1 Fiscal 2021 was $(1,900) compared to income tax expense of $35,595 in Q1 Fiscal 2020. Aspen Group experienced operating losses in both periods.
Net loss

	Three Months Ended July 31,
	2020	$ Change	% Change	2019
Net loss	$(943,196)	$1,132,086	55%	$(2,075,282)

Net loss was $(943,196), or net loss per basic and diluted share of $(0.04) for Q1 Fiscal 2021 as compared to $(2,075,282), or net loss per share of $(0.11) for Q1 Fiscal 2020, or a decrease in the loss of $1,132,086, or 55% improvement.

Non-GAAP Financial Measures
This discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of AGI nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.
Our management uses and relies on Adjusted Net Income (Loss), Adjusted Earnings (Loss) Per Share, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measures to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.
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
AGI defines Adjusted Net Income (Loss) as net earnings (loss) from operations adding back non-recurring charges and stock-based compensation expense as reflected in the table below. Included are $543,384 of non-recurring charges for the first quarter of fiscal year 2021, compared to $132,949 in the first quarter of fiscal year 2020. The non-recurring charges for Q1 fiscal 2021 include $123,947 of interest expense which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
The following table presents a reconciliation of net loss and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share:

	Three Months Ended July 31,
	2020	2019
Earnings (loss) per share	$(0.04)	$(0.11)
Weighted average number of common stock outstanding*	22,094,409	18,733,317
Net loss	$(943,196)	$(2,075,282)
Add back:
Non-recurring charges	543,384	132,949
Stock-based compensation	487,110	498,417
Adjusted Net Income (Loss)	$87,298	$(1,443,916)

Adjusted Earnings (Loss) per Share	$0.00	$(0.08)
________________
*Same share count used for GAAP and non-GAAP financial measures.

AGI defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below. Included are $419,437 of non-recurring charges for the first quarter of fiscal year 2021, compared to $132,949 in the first quarter of fiscal year 2020. An additional non-recurring item in Q1 2021 of $123,947 is included in interest expense, net, which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended July 31,
	2020	2019
Net loss	$(943,196)	$(2,075,282)
Interest expense, net	455,223	420,067
Taxes	(1,900)	90,277
Depreciation and amortization	490,624	606,574
EBITDA	751	(958,364)
Bad debt expense	400,000	240,899
Non-recurring charges, excluding non-recurring interest expense of $123,947	419,437	132,949
Stock-based compensation	487,110	498,417
Adjusted EBITDA	$1,307,298	$(86,099)

The Company reported Adjusted EBITDA of $1.3 million for Q1 Fiscal 2021 as compared to Adjusted EBITDA of $(0.1) million for Q1 Fiscal 2020, an improvement of over 100%.
Aspen University generated $2.3 million of net income and $3.2 million of Adjusted EBITDA for Q1 Fiscal 2021 as compared to net income of $0.9 million and $1.5 million of Adjusted EBITDA for Q1 Fiscal 2020.
USU generated net income of $1.0 million and $1.1 million of Adjusted EBITDA for Q1 Fiscal 2021 as compared to a net loss of $(0.4) million and Adjusted EBITDA of $(10,000) during Q1 Fiscal 2020.
Aspen Group corporate incurred Adjusted EBITDA of ($3.0) million during Q1 Fiscal 2021, which reflects $0.5 million of non-recurring expense items, as compared to Adjusted EBITDA of ($1.6) million during the Q1 Fiscal 2020, which reflected $0.1 million of non-recurring expense items.
The following table presents a reconciliation of GAAP Gross Profit to gross profit inclusive of amortization:

	Three Months Ended July 31,
	2020	2019
GAAP Gross Profit	$8,990,985	$5,765,329
Add back amortization expense included in cost of revenue:
Intangible Asset Amortization	11,947	19,142
Call Center Software/Website	315,107	220,453
Total amortization included in cost of revenue	327,054	239,595
Gross Profit, exclusive of amortization	$9,318,039	$6,004,924

Revenue	$15,165,562	$10,357,982
Cost of Revenue	5,847,523	4,353,058
Gross Profit, exclusive of amortization	$9,318,039	$6,004,924

GAAP Gross Profit as a % of revenue	59%	56%
Gross Profit, exclusive of amortization expense as a % of revenue	61%	58%

Gross profit rose to 59% of revenues or $8,990,985 for Q1 Fiscal 2021 from $5,765,329 or 56% of revenues for Q1 Fiscal 2020, an increase of 56% year-over-year.
Aspen University gross profit represented 59% of Aspen University revenues for Q1 Fiscal 2021, while USU gross profit equaled 64% of USU revenues during Q1 Fiscal 2021.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Three Months Ended July 31,
	2020	2019
Net cash used in operating activities	$(636,759)	$(1,685,083)
Net cash used in investing activities	(662,218)	(632,258)
Net cash provided by financing activities	2,351,774	45,190
Net increase (decrease) in cash	$1,052,797	$(2,272,151)
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended July 31, 2020 totaled $(636,759) and resulted primarily from the net loss of $(943,196) and a net change in operating assets and liabilities of $(1,345,431), partially offset by $1,651,868 in non-cash items.  The net loss included $455,457 for interest expense. The most significant changes in operating assets and liabilities was an increase in accounts receivable (both short and long term accounts receivable) of approximately $2.7 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan and an increase in deferred revenue related to the timing of class starts. The most significant non-cash items were depreciation and amortization expense of $490,624 and stock-based compensation expense of $487,110.

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
Net cash used in operating activities during the three months ended July 31, 2019 totaled ($1,685,083) and resulted primarily from the net loss of ($2,075,282) and a net change in operating assets and liabilities of ($1,111,332), partially offset by $1,501,531 in non-cash items. The net loss included $423,689 for interest expense. The most significant change in operating assets and liabilities was an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of approximately $1.5 million which is primarily attributed to the growth in revenues from students paying through the monthly payment plan. The most significant non-cash items were depreciation and amortization expense of approximately $0.6 million and stock-based compensation expense of approximately $0.5 million.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended July 31, 2020 totaled $(662,218) mostly attributed to investments in the purchase of property and equipment as we build out our campuses.
Net cash used in investing activities for the three months ended July 31, 2019 totaled $(632,258) mostly attributed to investments in Company developed software, instructional and computer equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the three months ended July 31, 2020 totaled $2,351,774 which reflects $1,269,982 of proceeds from stock option exercises and $1,081,792 received from the cash exercise of warrants associated with the Term Loans and Revolving Credit Facility.
Net cash provided by financing activities for the three months ended July 31, 2019 totaled $45,190 which reflects proceeds from the exercise of stock options and warrants.

Liquidity and Capital Resources
The Company had cash deposits of approximately $14.7 million on September 10, 2020 and approximately $4.5 million of restricted cash. In addition to its cash, the Company also has access to the $5 million Revolving Credit Facility, which is unused. The Company expects that its cash resources will be sufficient to meet its working capital needs for the foreseeable feature.
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
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of July 31, 2020.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected start dates of the initial semester for core nursing students in Florida and Texas and the expected rate of subsequent campus openings, the expected effect of telehealth partnership with A-APN, including in relation to expected graduation dates, our planned USU lab immersion expansions, the impact of bookings, our estimates concerning Lifetime Value, our expected ability to cost-effectively drive prospective student leads internally, our future ability to provide lower costs per enrollment, the expected revenue growth, including growth in our future revenues from the Aspen University’s Pre-Licensure BSN Program and USU’s MSN-FNP Program, the expected changes to our accounts receivable and allowance for doubtful accounts, including as a percentage of total revenue, our anticipated increase in cash flow from operations, the expected increase in future costs, including instructional costs and general and administrative costs, our expectations regarding future non-cash charges, including accelerated amortization charges related to mandatory conversion of convertible notes and charges related to RSU vesting, our expectations related to working capital, and future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, unanticipated issues with, and delays in, launching phase two of our in-house CRM and the continued ability of the CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, national and local economic factors including the substantial impact of the COVID-19 pandemic on the economy, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including our Prospectus Supplement dated August 31, 2020 and our Annual Report on Form 10-K for the year ended April 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.
ITEM 1A. RISK FACTORS

None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 14, 2020, the Company issued 1,398,602 shares of its common stock to the two holders of its previously issued Convertible Notes upon mandatory conversion of the Convertible Notes pursuant to their terms. The Convertible Notes were automatically convertible into the Company’s common stock if the closing price of common stock on The Nasdaq Global Market was at least $10.725 over a 20 consecutive trading-day period and certain other conditions were satisfied. This issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) pursuant to Section 3(a)(9) of the Securities Act since the convertible Notes were issued in exchange for secured Term Notes issued on March 6, 2020.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Form of Restricted Stock Unit Agreement*	10-K	7/7/20	10.9
10.2	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/20	10.10
10.3	Equity Distribution Agreement, dated August 31, 2020, between the Company and Canaccord Genuity LLC**	8-K	8/31/20	1.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
* Management contract or compensatory plan or arrangement.
** Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.
*** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
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

Aspen Group, Inc.

September 14, 2020	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

September 14, 2020	By:	/s/ Frank J. Cotroneo
Frank J. Cotroneo Chief Financial Officer (Principal Financial Officer)

September 14, 2020	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)