Form 10-Q
period 2020-10-31
ASPEN GROUP, INC.
filed 2020-12-15
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of December 10, 2020
Common Stock, $0.001 par value per share	24,422,118 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,237,710	$14,350,554
Restricted cash	4,644,618	3,556,211
Accounts receivable, net of allowance of $2,523,293 and $1,758,920, respectively	17,995,485	14,326,791
Prepaid expenses	1,595,939	941,671
Other receivables	—	23,097
Other current assets	446,857	173,090
Total current assets	36,920,609	33,371,414

Property and equipment:
Computer equipment and hardware	755,972	649,927
Furniture and fixtures	1,013,103	1,007,099
Leasehold improvements	920,736	867,024
Instructional equipment	315,993	301,842
Software	7,373,655	6,162,770
Construction in progress	878,263	—
	11,257,722	8,988,662
Less accumulated depreciation and amortization	(3,830,290)	(2,841,019)
Total property and equipment, net	7,427,432	6,147,643
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	100,369	111,457
Accounts receivable, net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	10,246,622	6,701,136
Debt issue cost, net	34,722	182,418
Operating lease right of use assets, net	7,809,489	6,412,851
Deposits and other assets	486,176	355,831
Total assets	$75,982,180	$66,239,511
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31, 2020	April 30, 2020
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,344,280	$1,505,859
Accrued expenses	1,820,396	537,413
Deferred revenue	8,628,498	3,712,994
Due to students	2,070,225	2,371,844
Operating lease obligations, current portion	1,670,277	1,683,252
Other current liabilities	259,339	545,711
Total current liabilities	16,793,015	10,357,073

Convertible notes, net of discount of $0 and $1,550,854, respectively	—	8,449,146
Operating lease obligations, less current portion	7,094,948	5,685,335
Total liabilities	23,887,963	24,491,554

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at October 31, 2020 and April 30, 2020	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized
24,416,539 issued and outstanding at October 31, 2020
21,770,520 issued and 21,753,853 outstanding at April 30, 2020	24,417	21,771
Additional paid-in capital	105,092,551	89,505,216
Treasury stock (0 and 16,667 shares at October 31, 2020 and April 30, 2020, respectively)	—	(70,000)
Accumulated deficit	(53,022,751)	(47,709,030)
Total stockholders’ equity	52,094,217	41,747,957
Total liabilities and stockholders’ equity	$75,982,180	$66,239,511

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues	$16,971,045	$12,085,965	$32,136,607	$22,443,947

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	7,324,780	4,188,056	13,172,303	8,541,114
General and administrative	11,285,155	7,193,700	20,078,911	13,989,951
Bad debt expense	632,000	407,759	1,032,000	648,658
Depreciation and amortization	526,357	628,225	1,016,981	1,234,799
Total operating expenses	19,768,292	12,417,740	35,300,195	24,414,522

Operating loss	(2,797,247)	(331,775)	(3,163,588)	(1,970,575)

Other income (expense):
Other (expense) income, net	(7,080)	132,567	(130,378)	155,369
Interest expense	(1,529,668)	(428,960)	(1,985,125)	(852,649)
Total other expense, net	(1,536,748)	(296,393)	(2,115,503)	(697,280)

Loss before income taxes	(4,333,995)	(628,168)	(5,279,091)	(2,667,855)

Income tax expense	36,530	10,000	34,630	45,595

Net loss	$(4,370,525)	$(638,168)	$(5,313,721)	$(2,713,450)

Net loss per share - basic and diluted	$(0.19)	$(0.03)	$(0.23)	$(0.14)

Weighted average number of common stock outstanding - basic and diluted	22,791,503	18,985,371	22,763,235	18,859,344

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at July 31, 2020	22,377,744	$22,378	$92,378,584	$(70,000)	$(48,652,226)	$43,678,736
Stock-based compensation	—	—	1,831,548	—	—	1,831,548
Common stock issued for stock options exercised for cash	502,412	502	944,830	—	—	945,332
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	132,109	132	(132)	—	—	—
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Cancellation of Treasury Stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(4,370,525)	(4,370,525)
Balance at October 31, 2020	24,416,539	$24,417	$105,092,551	$—	$(53,022,751)	$52,094,217

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2019	18,913,527	$18,914	$69,146,123	$(70,000)	$(44,125,247)	$24,969,790
Stock-based compensation	—	—	391,067	—	—	391,067
Common stock issued for stock options exercised for cash	90,950	90	192,432	—	—	192,522
Common stock issued for cashless stock options exercised	80,313	80	(80)	—	—	—
Common stock issued for cashless warrant exercise	57,526	58	(58)	—	—	—
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Amortization of restricted stock issued for services	—	—	42,754	—	—	42,754
Net loss	—	—	—	—	(638,168)	(638,168)
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Six Months Ended October 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	2,318,658	—	—	2,318,658
Common stock issued for stock options exercised for cash	917,587	918	2,214,397	—	—	2,215,315
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	132,109	132	(132)	—	—	—
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	18,250	—	—	18,250
Cancellation of Treasury Stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(5,313,721)	(5,313,721)
Balance at October 31, 2020	24,416,539	$24,417	$105,092,551	$—	(53,022,751)	$52,094,217

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428
Stock-based compensation	—	—	889,484	—	—	889,484
Common stock issued for stock options exercised for cash	112,826	113	237,600	—	—	237,713
Common stock issued for cashless stock options exercised	182,207	182	(182)	—	—	—
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost	—	—	18,565	—	—	18,565
Amortization of restricted stock issued for services	—	—	73,350	—	—	73,350
Restricted Stock Issued for Services, subject to vesting	104,803	104	(104)	—	—	—
Net loss	—	—	—	—	(2,713,450)	(2,713,450)
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,313,721)	$(2,713,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,032,000	648,658
Depreciation and amortization	1,016,981	1,234,799
Stock-based compensation	2,318,658	889,484
Amortization of warrant based cost	18,250	18,565
Loss on asset disposition	—	3,918
Amortization of debt discounts	1,550,854	135,298
Amortization of debt issue costs	147,695	50,255
Modification charge for warrants exercised	25,966	—
Non-cash payments to investor relations firm	—	73,350
Changes in operating assets and liabilities:
Accounts receivable	(8,246,180)	(5,211,195)
Prepaid expenses	(654,268)	(378,184)
Other receivables	23,097	1,833
Other current assets	(273,767)	(172,507)
Deposits and other assets	(171,303)	304,676
Accounts payable	838,421	(511,473)
Accrued expenses	1,282,983	88,243
Deferred Rent	—	(25,902)
Due to students	(301,619)	727,710
Deferred revenue	4,915,504	3,052,996
Other current liabilities	(286,372)	(242,181)
Net cash used in operating activities	(2,076,821)	(2,025,107)
Cash flows from investing activities:
Purchases of courseware and accreditation	(11,375)	(9,575)
Purchases of property and equipment	(2,233,348)	(1,244,078)
Net cash used in investing activities	(2,244,723)	(1,253,653)
Cash flows from financing activities:
Proceeds from warrants exercised	1,081,792	—
Proceeds from stock options exercised	2,215,315	237,713
Net cash provided by financing activities	3,297,107	237,713
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended October 31,
	2020	2019
Net decrease in cash, cash equivalents and restricted cash	$(1,024,437)	$(3,041,047)
Cash, cash equivalents and restricted cash at beginning of period	17,906,765	9,967,752
Cash, cash equivalents and restricted cash at end of period	$16,882,328	$6,926,705

Supplemental disclosure cash flow information
Cash paid for interest	$285,749	$652,121
Cash paid for income taxes	$38,608	$49,595

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of Convertible Notes	$10,000,000	$—
Right-of-use lease asset offset against operating lease obligations	$851,733	$7,469,167
Common stock issued for services	$—	$178,447

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the same such amounts shown in the unaudited consolidated statements of cash flows:

	October 31, 2020	October 31, 2019
Cash and cash equivalents	$12,237,710	$6,472,417
Restricted cash	4,644,618	454,288
Total cash, cash equivalents and restricted cash	$16,882,328	$6,926,705

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

Note 1. Nature of Operations and Liquidity
Overview
Aspen Group, Inc. ("AGI") is an educational technology holding company. AGI has five subsidiaries, Aspen University Inc. ("Aspen University") organized in 1987, Aspen Nursing of Arizona, Inc. ("ANAI"), Aspen Nursing of Florida, Inc. ("ANFI"), Aspen Nursing of Texas, Inc. ("ANTI"), and United States University Inc. ("United States University" or "USU"). ANAI, ANFI and ANTI are subsidiaries of Aspen University Inc.
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of October 31, 2020, 11,442 of 13,238 or 86% of all active students across both universities are degree-seeking nursing students.
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

Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2020 and 2019, our cash flows for the six months ended October 31, 2020 and 2019, and our financial position as of October 31, 2020 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s consolidated financial results for the second quarter of fiscal year 2021, as evidenced by our record revenues of $17.0 million. In fact, the Company’s two highest LTV programs, USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, saw enrollment tailwinds this quarter related to COVID-19. RN’s, looking to attain their nurse practitioner license to broaden their career options, drove MSN-FNP enrollment. Additionally,

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

millennials, aspiring to become RNs, enrolled in the BSN Pre-Licensure program in Phoenix in record numbers, given that many were furloughed or laid off since the pandemic first started.

In our current, third fiscal quarter ending January 31, 2021, which has been historically a seasonally slower quarter given it falls during the holiday months of November and December, Aspen University is seeing slightly lower course registrations than seasonally expected in our Aspen Nursing + Other unit. We believe COVID-19 ‘Wave Two’ is partly a factor given that all the states in the country are now affected – not just some of the major metros. Our predominant student demographic of RNs has been especially overwhelmed over the past few months, so this isn’t unexpected.
Liquidity
At October 31, 2020, the Company had a cash and cash equivalents balance of $12,237,710 and $4,644,618 of restricted cash.
In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory term notes, with the Company having the right to extend the term of the loans for an additional 12 months by paying a 1% one-time extension fee. On January 22, 2020, the term notes were exchanged for convertible notes maturing January 22, 2023. On September 14, 2020, the Convertible Notes automatically converted into shares of the Company’s common stock. (See Note 6)
On January 22, 2020, the Company closed on an underwritten public offering of common stock for net proceeds of approximately $16 million. The public offering was a condition precedent to the closing of the above refinancing. (See Note 6)
On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)
During the six months ended October 31, 2020 the Company's net cash and restricted cash decreased by $1,024,437, which included using $2,076,821 in operating activities.
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
Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts and other receivables, the valuation of lease liabilities and the carrying value of the related right-of-use ("ROU") assets, depreciable lives of property and equipment, amortization periods and valuation of courseware, intangibles and software development costs, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
As of October 31, 2020, restricted cash of $4,644,618 consists of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $379,345 which is collateral for a letter of credit issued by the bank, a $250,000 compensating balance under a secured credit line and $49,021 for employee payroll taxes to be remitted. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $3,032,127. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
As of April 30, 2020, restricted cash of $3,556,211 consists of $692,293 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708 which is collateral for a letter of credit issued by the bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by the Department of Education ("DOE") in connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,536,382. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2020. As of October 31, 2020 and April 30, 2020, the Company maintained deposits exceeding federally insured limits by approximately $17,377,904 and $16,242,603, respectively, held in two separate institutions.
Goodwill and Intangibles
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment or if indicators are present.
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
October 31, 2020
(Unaudited)

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. As of October 31, 2020, the monthly payment plan represents approximately 62% of the payments that are made by active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
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
Direct write-offs are taken in the period when AGI has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that AGI should abandon such efforts. (See Note 8)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At October 31, 2020 and April 30, 2020, those balances were $10,246,622 and $6,701,136, respectively, which amounts are evaluated and included in the allowance analysis as discussed above. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets per the following table.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
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
The Company has construction in progress which includes property and equipment amounts for new campuses. These assets are not yet being depreciated as of October 31, 2020.
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
October 31, 2020
(Unaudited)

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
The Company canceled the remaining 16,667 treasury shares on October 16, 2020. See Note 7.
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
October 31, 2020
(Unaudited)

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
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. For the three months ended October 31, 2020 and 2019 total marketing and promotional costs were $3,598,532 and $2,006,989, respectively, and are included in cost of revenue. For the six months ended October 31, 2020 and 2019, total marketing and promotional costs were $6,389,342 and $4,216,228, respectively.
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
October 31, 2020
(Unaudited)

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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period, which is included in general and administrative expense in the consolidated statement of operations. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company follows ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.
RSUs are awards in the form of shares denominated in the equivalent number of shares of ASPU common stock and with the value of each RSU being equal to the fair value of ASPU common stock at the date of grant. RSU awards are subject to service-based vesting, where a specific period of continued employment must pass before an award vests as well as other vesting restrictions based on the nature and recipient of the award. For RSU awards, the expense is measured at the grant date as the fair value of ASPU common stock and expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
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
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 1,744,354 and 3,021,131 shares, 669,800 and 0 restricted stock units ("RSUs"), warrants to purchase 374,174 and 566,223 shares, and unvested restricted stock of 16,448 and 69,672 were outstanding at October 31, 2020 and October 31, 2019, respectively. Additionally, $10,000,000 of convertible debt (convertible into 1,398,602 shares of common stock) was outstanding at April 30, 2020. All shares mentioned above were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
Segment Information

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

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
Recent Accounting Pronouncement not Yet Adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Bad debt expense, which was previously included in general and administrative expense for the three and six months ended October 31, 2019 of $407,759 and $648,658, respectively, is now reported separately as a component of operating expenses for all periods presented. See Statements of operations for additional information.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation. There is no expense impact for such write offs.
Property and equipment consisted of the following at October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
Computer equipment and hardware	$755,972	$649,927
Furniture and fixtures	1,013,103	1,007,099
Leasehold improvements	920,736	867,024
Instructional equipment	315,993	301,842
Software	7,373,655	6,162,770
Construction in Progress	878,263	—
	11,257,722	8,988,662
Accumulated depreciation and amortization	(3,830,290)	(2,841,019)
Property and equipment, net	$7,427,432	$6,147,643
Software consisted of the following at October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
Software	$7,373,655	$6,162,770
Accumulated amortization	(2,711,305)	(2,049,809)
Software, net	$4,662,350	$4,112,961

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

Depreciation and amortization expense for property and equipment as well as the portion for just software amortization is presented below for the three and six months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Depreciation and amortization expense	$515,841	$332,212	$994,518	$648,740

Software amortization expense	$346,653	$242,797	$661,760	$463,250
The following is a schedule of estimated future amortization expense of software at October 31, 2020 (by fiscal year):

Future Expense
2021 (remaining)	$698,932
2022	1,338,300
2023	1,177,419
2024	889,634
2025	479,929
Thereafter	78,136
Total	$4,662,350

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
We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. The finite-lived assets became fully amortized during fiscal 2020. Amortization expense for the three months ended October 31, 2020 and 2019 were $0 and $275,000, respectively. Amortization expense for the six months ended October 31, 2020 and 2019 were $0 and $550,000, respectively.
Intangible assets consisted of the following at October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
Intangible assets	$10,100,000	$10,100,000
Accumulated amortization	(2,200,000)	(2,200,000)
Net intangible assets	$7,900,000	$7,900,000

Note 5. Courseware and Accreditation
For the six months ended October 31, 2020, additional courseware and accreditation costs capitalized were $11,375. As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There is no expense impact for such write-offs.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

Courseware and accreditation consisted of the following:

	October 31, 2020	April 30, 2020
Courseware	$299,188	$287,813
Accreditation	59,350	59,350
Accumulated amortization	(258,169)	(235,706)
Courseware and accreditation, net	$100,369	$111,457
Amortization expense of courseware and accreditation is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Amortization expense	$10,516	$16,917	$22,463	$36,059
The following is a schedule of estimated future amortization expense of courseware and accreditation at October 31, 2020 (by fiscal year):

Future Expense
2021 (remaining)	$18,629
2022	33,805
2023	28,280
2024	14,733
2025	3,645
Thereafter	1,277
Total	$100,369

Note 6. Debt
Convertible Notes
On January 22, 2020, the Company issued $5 million in principal amount convertible notes (“Convertible Notes”) to each of two lenders in exchange for the two $5 million notes issued under senior secured term loans entered into in March 2019 as discussed below (the “Term Loans”). The Company recorded a beneficial conversion feature on these Convertible Notes of $1,692,309. The Convertible Notes have been automatically converted into common stock as explained below.
The closing of the refinancing was conditioned upon the Company conducting an equity financing resulting in gross proceeds to the Company of at least $10 million. On January 22, 2020, the Company closed on an underwritten public offering for net proceeds of approximately $16 million and the condition precedent to the closing of the refinancing was satisfied. The key terms of the Convertible Notes were as follows:

•After six months from the issuance date, the lenders had the right to convert the principal into our shares of the Company’s common stock at a conversion price of $7.15 per share;
•The Convertible Notes automatically convert into shares of the Company’s common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period;
•The Convertible Notes were due January 22, 2023 or approximately three years from the closing;
•The interest rate of the Convertible Notes was 7% per annum (payable monthly in arrears); and
•The Convertible Notes were secured.

The former term notes under the Senior Secured Term Loans were due in September 2020, as noted below, and were subject to a one-year extension and the payment of an extension fee for each note of $50,000 (total of $100,000), which was not required to be paid since the Senior Secured Term Loans were not extended. The Company also paid each lender $40,400 at closing of

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

the Convertible Notes offering to cover taxes they would incur as part of the note exchange and paid their legal fees arising from the re-financing, which is included in general and administrative expense in the consolidated statement of operations.

The Company’s obligations under the Convertible Notes were secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU, and all of the outstanding capital stock of Aspen University and USU (the “Collateral”).

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
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period the Convertible Notes automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share. (See Note 7.) The accelerated amortization charge related to unamortized debt discounts as a result of the debt extinguishment in the second quarter of fiscal year 2021 was approximately $1.4 million, which was included in interest expense in the consolidated statement of operations. The Company did not recognize any gains or losses as a result of this conversion.
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
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. At October 31, 2020 and April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.
The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020, see Note 7. The relative fair value of the warrants along with the upfront Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan. Total unamortized costs at October 31, 2020 and April 30, 2020 were $34,722 and $182,418, respectively.
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
October 31, 2020
(Unaudited)

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
On January 22, 2020, the Senior Secured Term Loans were cancelled and exchanged for convertible notes as discussed above. In connection with this transaction, the Company wrote off approximately $182,000 of unamortized debt issuance costs included in interest expense on the consolidated statements of operations as the transaction qualified as a debt extinguishment.
Note 7. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of October 31, 2020 and April 30, 2020, we had no shares of preferred stock issued and outstanding.
Common Stock
The Company is authorized to issue 40,000,000 shares of common stock.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock (the “Shares”). The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission on August 31, 2020. The purpose of this Agreement is to allow the Company to sell common stock that has been surrendered from executive officers and director vesting events to pay their portion of withholding taxes as well as to pay the Company the strike price of options upon cashless exercise. As of the date of this filing, 292,000 shares have been sold under the Agreement.

Sales of the Shares may be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, including without limitation sales made directly on or through The Nasdaq Global Market, the trading market for the Company’s common stock, on any other existing trading market in the United States for the Company’s common stock, or to or through a market maker. Canaccord may also sell the Shares by any other method permitted by law, including in privately negotiated transactions. Canaccord will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Canaccord is entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also reimbursed Canaccord for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount of $50,000. Total expenses for the offering, excluding compensation and reimbursement payable to Canaccord under the terms of the Agreement, was approximately $50,000, which is included in general and administrative expense in the consolidated statement of operations.
During the three months ended October 31, 2020, the Company issued 502,412 shares of common stock upon the exercise of stock options for cash and received proceeds of $945,332. As of October 31, 2020, approximately 36,000 shares of common stock were surrendered to the Company by the executive officers to pay their portion of withholding taxes for stock options exercised, and to pay the Company the strike price of options upon cashless exercise for a director; but were not yet sold through Canaccord. The Company did remit the withholding taxes on behalf of the executive officers for their stock option

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

exercises from the Company's operating bank account. As a result, upon sale of these shares through the Agreement approximately $350,000 will be received by the Company and credited to additional paid in capital.
During the three months ended October 31, 2020, the Company issued 22,339 shares of common stock upon the cashless exercise of 36,111 stock options.
During the three months ended October 31, 2020, the Company issued 132,109 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”).
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period, the $10 million Convertible Notes (see Note 6) automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share.
During the three months ended July 31, 2020, the Company issued 415,175 shares of common stock upon the exercise of stock options for cash and received proceeds of $1,269,982.
During the three months ended July 31, 2020, the Company issued 192,049 shares of common stock upon the exercise of warrants for cash and received proceeds of $1,081,792.

Restricted Stock
As of October 31, 2020 and 2019, there were 16,448 and 69,672 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of October 31, 2020 and 2019 amounted to $49,125 and $249,000 respectively.

Restricted Stock Units
A summary of the Company’s RSU activity which were granted under the 2012 and 2018 Equity Incentive Plans during the six months ended October 31, 2020 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested Balance Outstanding, April 30,2020	643,175	$5.64
Granted	169,043	9.33
Exercised	—	—
Forfeits	(4,250)	7.49
Vested	(138,168)	12.83
Expired	—	—
Unvested Balance Outstanding, October 31,2020	669,800	$6.16
In connection with 169,043 RSU grants, the grant date fair value of these awards range from $6.95 to $12.78 per share and the awards vest annually over three years.
There were approximately 669,800 unvested RSUs as of October 31, 2020. Total unrecognized compensation expense related to the unvested RSUs is approximately $4.5 million which will be amortized over the remaining vesting periods. Included in this amount is approximately $1.8 million of total unrecognized compensation expense related to the $12 tranche of the executive RSU grant discussed below.
On February 4, 2020, the Compensation Committee approved a 375,000 RSU grant to executives under the Company’s 2018 Equity Incentive Plan. As modified on June 18, 2020, one-half of the RSUs vest four years from the grant date, if the executives are still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs as follows: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share. The Company determined that because the terms of the grant include both a market condition and a service condition that must be achieved simultaneously, the appropriate treatment under ASC 718 Stock-based Compensation is to amortize the fair market value over the longer of the explicit service period of four years and not the shorter of the derived service period of .64 years.
On August 31, 2020, the closing price of the Company’s common stock was at least $9 for 20 consecutive trading days, resulting in 10% or 37,500 of the February 4, 2020 RSU grants to executives vesting immediately. Additionally, on September 2, 2020, the Company’s common stock was at least $10 for 20 consecutive trading days and 25% or 93,750 of the RSUs granted vested immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The accelerated amortization expense related to these transactions in the second quarter of fiscal year 2021 was approximately $1.2 million, for the vesting of these 131,250 RSUs, which is included in general and administrative expense in the consolidated statements of operations.
Warrants
A summary of the Company’s warrant activity during the six months ended October 31, 2020 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	566,223	$6.22	3.17	$950,100
Granted	—	$—	—	—
Exercised	(192,049)	$5.60	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, October 31, 2020	374,174	$6.37	2.39	$1,125,177

Exercisable, October 31, 2020	374,174	$6.37	2.39	$1,125,177

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants

$4.89	$4.89	50,000	$4.89	3.44	50,000

$6.00	$6.00	100,000	$6.00	3.35	100,000

$6.87	$6.87	224,174	$6.87	1.73	224,174

		374,174			374,174
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
October 31, 2020
(Unaudited)

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

As of October 31, 2020 and 2019, there were 27,560 and 194,286 shares remaining available for future issuance under the 2012 Plan and the 2018 Plan.

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

There were no options granted to employees during the three and six months ended October 31, 2020. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted to employees during the period ended:

October 31, 2020
Expected life (years)	n/a
Expected volatility	n/a
Risk-free interest rate	n/a
Dividend yield	n/a
Expected forfeiture rate	n/a
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2020, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	2,740,539	$4.62	1.97	$9,146,198
Granted	—	$—	—	—
Exercised	(989,767)	$10.78	—	—
Forfeited	(6,418)	$6.51	—	—
Expired	—	$—	—	—
Balance Outstanding, October 31, 2020	1,744,354	$5.66	1.99	$6,482,286

Exercisable, October 31, 2020	1,439,330	$5.66	1.79	$5,495,787

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options

$1.57 to $2.10	$1.86	35,141	$1.86	0.44	35,141

$2.28 to $2.76	$2.34	96,573	$2.34	0.25	96,573

$3.24 to $4.38	$3.90	262,658	$3.87	0.95	220,657

$4.50 to $5.20	$4.93	650,808	$4.91	1.75	540,896

$5.95 to $6.28	$6.10	67,000	$6.10	1.72	67,000

$7.17 to $7.55	$7.45	474,425	$7.43	2.87	329,175

$8.57 to $9.07	$8.98	157,749	$9.00	2.18	149,888

Options only		1,744,354			1,439,330

For the three months ended October 31, 2020, the Company recorded compensation expense of $142,397, $1,678,622 and $10,529, respectively, in connection with stock option, restricted stock units and restricted stock grants.
For the six months ended October 31, 2020, the Company recorded compensation expense of $311,131, $1,986,474 and $21,053, respectively, in connection with stock option, RSU and restricted stock grants.
As of October 31, 2020, there was approximately $400,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

As of October 31, 2020, there was approximately $4.5 million of unrecognized compensation costs related to non-vested RSU grants. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
As of October 31, 2020, there was approximately $49,000 of unrecognized compensation costs related to non-vested share-based common and restricted stock arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Treasury Stock

On October 16, 2020 the Company retired all 16,667 shares of its treasury stock valued at $70,000.
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
The following table represents our revenues disaggregated by the nature and timing of services:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Tuition - recognized over period of instruction	$14,979,083	$10,807,131	$28,341,990	$20,098,083
Course fees - recognized over period of instruction	1,782,022	1,119,259	3,386,057	2,045,213
Book fees - recognized at a point in time	46,037	20,631	85,175	41,416
Exam fees - recognized at a point in time	78,900	55,415	149,555	115,515
Service fees - recognized at a point in time	85,003	83,529	173,830	143,720
	$16,971,045	$12,085,965	$32,136,607	$22,443,947

Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date. Deferred revenue at October 31, 2020 was $8,628,498 which is future revenue that has not yet been earned for courses in progress. The Company has $2,070,225 of funds due to students, which mainly represents Title IV funds due to students after deducting their tuition payments.
Of the total revenue earned during the three and six months ended October 31, 2020, approximately $4.8 million and $3.7 million came from revenues which were deferred at July 31, 2020 and April 30, 2020, respectively.
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
October 31, 2020
(Unaudited)

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
The Company had revenues from students outside the United States representing 1.22% and 1.32% of revenues for the six months ended October 31, 2020 and 2019, respectively.
Note 9. Leases
We lease approximately 103,000 square feet of office and classroom space in the Phoenix (metropolitan area), San Diego, New York City, Denver, Austin, and Moncton, New Brunswick Canada.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use asset, net", "Operating lease obligations, current portion" and "Operating lease obligations" in the consolidated balance sheet at October 31, 2020.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments. The right-of-use asset includes all lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six month period ended October 31, 2020 was $664,415 and $1,061,653, included in general and administrative expenses in the consolidated statements of operations, respectively.
ROU assets is summarized below:

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

October 31, 2020
Operating office leases	$13,124,796
Less accumulated reduction	(5,315,307)
Balance of ROU assets as of October 31, 2020	$7,809,489

Operating lease obligations, related to the ROU assets is summarized below:

October 31, 2020
Operating office leases	$14,108,820
Total lease liabilities	14,108,820
Reduction of lease liabilities	(5,343,595)
Total as of October 31, 2020	$8,765,225

The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2020 (a).

Maturity of Lease Obligations	Lease Payments
2021 (remaining)	$1,311,675
2022	2,488,590
2023	1,862,992
2024	1,631,102
2025	1,303,970
2026 and beyond	4,075,303
Total future minimum lease payments	12,673,632
Less imputed interest	(3,908,407)
Present value of operating lease obligations	$8,765,225
_____________________
(a) Lease payments exclude legally binding minimum lease payments for campus leases signed but not yet commenced for the following locations: $10.2 million in Tampa, Florida, $3.9 million in Phoenix, Arizona, and $4.3 million in Austin, Texas.

Balance Sheet Classification
Operating lease obligations, current	$1,670,277
Operating lease obligations, long-term	7,094,948
Total operating lease obligations	$8,765,225

Other Information
Weighted average remaining lease term (in years)	6.29
Weighted average discount rate	12.00%

Note 10. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2020, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
On February 11, 2013, Higher Education Management Group, Inc. (“HEMG”), and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the Securities and Exchange Commission (the “SEC”) and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval.
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
October 31, 2020
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
Title IV Funding
Aspen University and United States University derive a portion of their revenues from financial aid received by its students under programs authorized by Title IV of the Higher Education Act ("HEA"), which are administered by the US Department of Education. When Aspen University students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan and (2) the Federal Pell Grant program, or Pell. USU students are eligible for the same, plus Federal Work Study and Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2020, approximately 31% of Aspen University’s and 33% for United States University's cash-basis revenues for eligible tuition and fees were derived from Title IV Programs.
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

On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit will expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE released the existing USU letter of credit of $379,345, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU is now required to maintain a letter of credit of approximately $10,000.

Approval to Confer Degrees
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

Note 11. Subsequent Event
In December 2020, the DOE released the existing USU letter of credit of $379,345, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU is now required to maintain a letter of credit of approximately $10,000, which will be included as restricted cash on the consolidated balance sheets.

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
Long-term debt (for additional information see Note 6. "Debt" in "Item 1. Financial Statements"):
•Convertible Notes - On September 14, 2020, the $10 million secured Convertible Notes, which were issued by the Company on January 22, 2020 automatically converted into shares of the Company’s common stock when the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period at a conversion price of $7.15 per share. The accelerated non-cash amortization charge related to unamortized debt discounts as a result of the debt extinguishment in the second quarter of fiscal year 2021 was approximately $1.4 million, which is included in interest expense.
•Revolving Credit Facility - The $5 million Revolving Credit Facility matures on November 4, 2021; with a 2% Commitment Fee on the undrawn portion payable quarterly. At October 31, 2020 and April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility. With the conversion of the Convertible Notes, the Company does not intend to borrow under this Facility.

•Term Loans - On January 22, 2020, the Senior Secured Term Loans were cancelled and exchanged for the Convertible Notes discussed above. The $10 million Senior Secured Term Loans were entered into on March 6, 2019; with an annual interest rate of 12% payable monthly.
Non-GAAP financial measures:
•Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share - are non-GAAP financial measures that the Company is providing beginning in first quarter of fiscal year 2021. See "Non-GAAP – Financial Measures" for a reconciliation of net earnings (loss) and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share for the three and six months ended October 31, 2020 and 2019.
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to EBITDA for the three and six months ended October 31, 2020 and 2019.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and six months ended October 31, 2020 and 2019.
AGI Student Population Overview
AGI’s overall active student body (includes both Aspen University and USU) grew 24% year-over-year from 10,718 to 13,238 as of October 31, 2020 and students seeking nursing degrees were 11,442 or 86% of total active students at both universities. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the second quarter of fiscal year 2021 or are registered for an upcoming course.
Aspen University’s total active degree-seeking student body grew 21% year-over-year from 9,016 to 10,779. USU's total active degree-seeking student body grew year-over-year from 1,702 to 2,459 or 44%.
Company Overview
AGI is an education technology holding company. It operates two universities, Aspen University ("Aspen University" or "Aspen") and United States University ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of October 31, 2020, 11,442 of 13,238 or 86% of all active students across both universities are degree-seeking nursing students.
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
AGI New Student Enrollments
In the second quarter of fiscal year 2021, the Company delivered a quarterly record of 2,659 new student enrollments, a sequential increase of 13%, and 20% year-over-year. Aspen University accounted for 2,010 new student enrollments, a sequential increase of 13% and 10% year-over-year. The strong enrollment growth at Aspen University was a result of record quarterly enrollments in its Doctoral and BSN Pre-Licensure units. Millennials that aspire to become RNs enrolled in the BSN Pre-Licensure program in Phoenix in record numbers in the second quarter given that many have been furloughed or laid off since the pandemic first began.
USU delivered 649 new student enrollments in the quarter driven primarily by FNP enrollments, a 65% increase year-over-year.
Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments
	Q2'20	Q3'20	Q4'20	Q1'21	Q2'21
Aspen University	1,823	1,371	1,344	1,779	2,010
USU	394	375	432	572	649
Total	2,217	1,746	1,776	2,351	2,659

Marketing Efficiency Ratio (MER) Analysis
AGI has developed a marketing efficiency ratio to continually monitor the performance of its business model.

Marketing Efficiency Ratio (MER) =	Revenue per Enrollment (RPE)
Cost per Enrollment (CAC)
Cost per Enrollment (CAC) (previously referred to as CPE)
The Cost per Enrollment measures the advertising investment spent in a given six month period, divided by the number of new student enrollments achieved in that given six month period, in order to obtain an average CAC.
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
In the second quarter of fiscal year 2021 the Marketing Efficiency Ratio (MER) for our universities remained above 13X, representing revenue-per-enrollment (LTV) over cost-per-enrollment (CAC), which was a decline of 10% for Aspen University and 30% for USU, as shown in the table below:

	Second Quarter Marketing Efficiency Ratio
	Enrollments	CAC[1]	LTV[2]		Q2 '21 MER	Q2 '20 MER	MER % Change
Aspen University	2,010	$1,112	$15,181	[3]	13.7X	15.2X	(10)%
USU	649	$1,240	$17,820	[4]	14.4X	20.7X	(30)%
_____________________
1 Based on 6-month rolling weighted average CAC for each university’s enrollments
2 Weighted Lifetime Value (LTV) of a new student enrollment
3 Weighted average LTV for all Aspen University enrollments in the quarter
4 LTV for USU’s MSN-FNP Program

Compared to the prior year period, AGI’s weighted average cost of enrollment (CAC) increased 31%, from $875 to $1,143, as shown in the table below. On a sequential basis, AGI's CAC declined 5%, from $1,203 to $1,143.

	Second Quarter Weighted Average Cost of Enrollment
	Q2 '20 Enrollments	Q2'20 CAC[1]	Q2'21 Enrollments	Q2'21 CAC[1]	CAC % Change
Aspen University	1,823	$879	2,010	$1,112	27%
USU	394	$862	649	$1,240	44%
Weighted Average		$875		$1,143	31%

_
1Based on 6-month rolling average
Bookings Analysis and ARPU
On a year-over-year basis, fiscal second quarter 2021 Bookings increased 34% to $42,079,380, delivering a company-wide average revenue per enrollment (ARPU) increase of 12% to $15,825, reflecting a shift in the revenue mix toward higher LTV nursing licensure degree programs.

	Second Quarter Bookings and Average Revenue Per Enrollment (ARPU)
	Q2'20 Enrollments	Q2'20 Bookings [1]	Q2'21 Enrollments	Q2'21 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,823	$24,294,600	2,010	$30,514,200	26%
USU	394	$7,021,080	649	$11,565,180	65%
Total	2,217	$31,315,680	2,659	$42,079,380	34%
ARPU		$14,125		$15,825	12%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) per enrollment by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM
In July 2018, Aspen University through Aspen Nursing of Arizona, Inc. began its Pre-Licensure Bachelor of Science in Nursing degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2018, Aspen University opened a second campus in the Phoenix metropolitan area in partnership with HonorHealth.
Aspen University’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses and

$325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.
Aspen University’s Pre-Licensure BSN program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen University is admitting students into one of two program components: (1) a pre-professional nursing (PPN) component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that are ready to participate in the competitive evaluation process for entry (Years 2-3).
As of the end of the second fiscal quarter, Aspen University had nearly 500 active students in the final two-year core program which drives revenues of approximately $20,000 per year, per student in those final two years compared to approximately $7,000 per year, per student in year one of the program. In addition, Aspen University currently has approximately 1,800 active students in the first-year PPN program in the Phoenix metro. In order to ensure these students have very short wait times to begin in the core program, Aspen University will be moving to double cohorts in the main Phoenix campus by the airport starting this coming February, 2021. So rather than starting 30 students into the core program each semester, Aspen University will increase that capacity by approximately 50% to a total of approximately 45 students each semester start. This will increase Aspen University’s annual revenue run rate at the main Phoenix campus by approximately $1.8 million starting in the fiscal fourth quarter.

Pre-Licensure BSN Program - Campus Expansion

Tampa, Florida Campus

Aspen University has executed a definitive lease agreement for ten years to occupy approximately 30,000 square feet (Suites 150 and 450) of the Tampa Oaks I property located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Regulatory approvals were completed in August 2020 and marketing has begun in the Tampa metropolitan area. Aspen University enrolled PPN nursing students for its December 8, 2020 semester start date.

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

In addition to the Round Rock campus, effective August 1, 2020, Aspen University executed a sublease to take over the remaining 20-month lease held by sublandlord National American University (NAU) to occupy approximately 7,200 square feet of their campus in the suburb of Georgetown, Texas, which is approximately 10 miles north of Aspen’s future Frontera Crossing campus in the suburb of Round Rock. In exchange, Aspen as subtenant, at no additional cost, shall have the right to utilize all the existing furniture, fixtures and equipment owned by sublandlord and will convey all such furniture, fixtures and equipment to subtenant via a bill of sale for $10.00. Aspen University enrolled PPN and core nursing students for its September 29, 2020 semester start date.

AGI’s Plan for United States University (USU) to Implement MSN-FNP Weekend Immersions in Every Campus Metropolitan Area:

While lab hours to date have been done at USU’s San Diego facility, the rapid growth of the MSN-FNP program has caused AGI to plan to expand the lab immersions in multiple locations across the United States. For example, the Company has leased an additional suite on the ground floor of our main campus facility in Phoenix (by the airport) to begin offering weekend immersions for MSN-FNP students in both San Diego and Phoenix. We expect this additional clinical facility in Phoenix, as well as the Tampa campus clinical facility to be open at the end of this calendar year, for a total of three clinical facilities available for MSN-FNP weekend immersions scheduled to start early in 2021.

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

Through this affiliation, A-APN will appoint an Educational Coordinator to work with USU’s Office of Field Experience to place USU MSN-FNP students with qualified, experienced NP preceptors. We expect that this telehealth partnership will enable MSN-FNP students to complete their required direct care clinical hours with A-APN throughout the COVID-19 crisis and thereafter. As a benefit, the Company doesn't anticipate any material delays to their projected graduation dates.

ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
Since the beginning of fiscal year 2021, the monthly payment plan accounts receivable balance, both short-term and long-term, has increased by approximately $6.3 million. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly.
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. Aspen University students paying tuition and fees through a monthly payment method grew by 12% year-over-year, from 5,927 to 6,638, representing 62% of Aspen University’s total active student body.

USU students paying tuition and fees through a monthly payment method grew from 1,427 to 1,609 students sequentially. Those 1,609 students paying through a monthly payment method represent 65% of USU’s total active student body.

Change in Business Mix and Relationship to Accounts Receivable

During the second quarter of fiscal year 2021, revenue from students using the Monthly Payment Plan increased by approximately 34.9% year over year, but declined as a percentage of total revenue for the second year in a row down from approximately 2.2% in Q2 Fiscal 2020 to 52.4% in Q2 Fiscal 2021, while total revenue increased 40% year over year.

Our two highest lifetime value programs are Aspen University’s Pre-Licensure BSN Program and USU’s MSN-Family Nurse Practitioner Program. These programs are our fastest growing programs and now represent 50% of total annual revenue. We expect the revenue from these programs to continue to grow as a percentage of our total revenue as we continue to expand our campus footprint from 2 to over 10 campuses over the next 3-4 years.

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
As part of the account receivable analysis discussed earlier, we evaluated our long-term MPP student receivables. The analysis evaluated students in two categories: nursing and non-nursing. Based on our analysis of the payment details and student performance, in the fourth quarter of fiscal 2020, we elected to charge $152,000 of MPP receivables against the reserve for doubtful accounts. The MPP receivables will be evaluated in conjunction with our updated recovery and collection process and we expect results to be positive. In the first half of fiscal year 2021, no changes to the methodology were made and $232,000 of student accounts were written off.

Our accounts receivable remaining for former students are from 2018 or more recent with the exception of certain alumni from our nursing programs. We believe our analysis is appropriate and reasonable. We further believe that we are positioned to focus our enhanced recovery and collections efforts on delinquencies and past due amounts from recent graduates and current enrolled students.

Based on our review of accounts receivable, overall revenue growth trends and changes in our mix of business, we evaluated our reserve methodology and increased our reserve by $572,000 for Aspen University and by $60,000 for USU in the second quarter of fiscal year 2021. Note that the AGI's bad debt allowance started the quarter at $2.16 million and ended the quarter at $2.52 million.

As part of the process of evaluating our reserving methodology we also evaluated our processes in student accounts, our accounts receivable recovery and collections processes. We have designed an enhanced recovery and collections process that is expected to begin recovery of student late payments earlier and manage these students more proactively during their course of study and post-graduation for MPP students.

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
Relationship Between Accounts Receivable and Revenue
The gross accounts receivable balance for any period is the net effect of the following three factors:
1.Revenue;
2.Cash receipts; and
3.The net change in deferred revenue.
All three factors equally determine the gross accounts receivable. If one quarter experiences particularly high cash receipts, the gross accounts receivable will go down. The same effect happens if cash receipts are lower or if there are significant changes in either of the other factors.
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
As mentioned in the accounts receivable discussion above, the change in revenue cannot be compared to the change in accounts receivable. Revenue does not have the impact of cash received whereas accounts receivable does. Depending on the month and the amount of cash received, it is likely that revenue or accounts receivable will increase at a rate different from the other. The impact of cash is easy to substantiate as it agrees to deposits in our bank accounts.
At October 31, 2020, the allowance for doubtful accounts was $2,523,293 which represents approximately 8% of the gross accounts receivable balance of $30,765,400, the sum of both short-term and long-term receivables.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $6,701,136 at April 30, 2020 to $10,246,622 at October 31, 2020. The primary components of MPP are students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, and as students enter academic year two of USU’s MSN-FNP legacy 72 month payment plan, they transition to long-term accounts receivable when their liability increases to over $4,500. Those are the two primary factors that have driven an increase in long-term accounts receivable.
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

Fiscal 2021 Developments
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period the $10 million Convertible Notes automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share. The accelerated amortization charge related to unamortized debt discounts as a result of the debt extinguishment in the second quarter of fiscal year 2021 was approximately $1.4 million, which was included in interest expense in the consolidated statement of operations.
On August 31, 2020, the closing price of the Company’s common stock was at least $9 for 20 consecutive trading days, resulting in, 10% or 37,500 of the February 4, 2020 RSU grants to executives vesting immediately. Additionally, on September 2, 2020, the Company’s common stock was at least $10 for 20 consecutive trading days and 25% or 93,750 of the RSUs granted vested immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. See Note 7. "Stockholders' Equity" in "Item 1. Financial Statements" for additional information on the vesting terms for these RSUs. The accelerated amortization expense related to this transaction in the second quarter of fiscal year 2021 was approximately $1.2 million for the vesting of these 131,250 RSUs, which is included in general and administrative expense in the consolidated statement of operations.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock. The purpose of this Agreement is to allow the Company to sell common stock that has been surrendered from executive officers and director vesting events to pay their portion of withholding taxes as well as to pay the Company the strike price of options upon cashless exercise. As of the date of this filing, 292,000 shares have been sold under the Agreement.
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

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s consolidated financial results for the second quarter of fiscal year 2021, as evidenced by our record revenues of approximately $17.0 million. In fact, the Company’s two highest LTV programs, USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, saw enrollment tailwinds this quarter related to COVID-19. RN’s, looking to attain their nurse practitioner license to broaden their career options, drove MSN-FNP enrollment. Additionally, millennials, aspiring to become RNs, enrolled in the BSN Pre-Licensure program in Phoenix in record numbers, given that many were furloughed or laid off since the pandemic first started.

COVID-19 has focused a spotlight on the shortage of nurses in the U.S. and, in particular, the need for nurses with four-year and advanced degrees such as USU’s MSN-FNP and Aspen University’s DNP programs. We believe we will be operating in a tailwind environment for many years relative to the planned expansion of our Pre-Licensure BSN hybrid campus business.

In our current, third fiscal quarter ending January 31, 2021, which has been historically a seasonally slower quarter given it falls during the holiday months of November and December, Aspen University is seeing slightly lower course registrations than seasonally expected in our Aspen Nursing + Other unit. We believe COVID-19 ‘Wave Two’ is partly a factor given that all the states in the country are now affected – not just some of the major metros. Our predominant student demographic of RNs has been especially overwhelmed over the past few months, so this isn’t unexpected. Given the rollout of COVID-19 vaccines, we are anticipating a full recovery in expected course registrations in our fourth quarter.

Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended October 31, 2020 (“Q2 Fiscal 2021”) compared to the three months ended October 31, 2019 (“Q2 Fiscal 2020”), and for the first six months ended October 31, 2020 (“1H Fiscal 2021”) compared to the six months ended October 31, 2019 (“1H Fiscal 2020”).
Revenue

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Revenue	$16,971,045	$4,885,080	40%	$12,085,965	$32,136,607	$9,692,660	43%	$22,443,947

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

Revenue from operations for Q2 Fiscal 2021 increased to $16,971,045 from $12,085,965 for Q2 Fiscal 2020, an increase of $4,885,080 or 40%. The increase was primarily due to enrollment and student body growth in USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, the degree programs with the highest lifetime value (LTV). By focusing our marketing spend on delivering enrollment growth in the degree programs with the highest LTV, we increased our average revenue per enrollment (ARPU) from $14,125 to $15,825 or 12%. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in Q2 Fiscal 2021 increased 36% year-over-year, while USU's revenues in Q2 Fiscal 2021 increased 53% year-over-year.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 50% of total Company revenue in Q2 Fiscal 2021, while Aspen University’s Pre-Licensure BSN program delivered 21% of the Company’s revenues in Q2 Fiscal 2021. Finally, USU contributed 29% of the total revenues for Q2 Fiscal 2021.
1H Fiscal 2021 compared to 1H Fiscal 2020
Revenue from operations for 1H Fiscal 2021 increased to $32,136,607 from $22,443,947 for 1H Fiscal 2020, an increase of $9,692,660 or 43%. The increase was primarily due to enrollment and student body growth in the degree programs with the highest lifetime value (LTV). The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in 1H Fiscal 2021 increased 38% year-over-year, while USU's revenues in 1H Fiscal 2021 increased 59% year-over-year.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 51% of total Company revenue in 1H Fiscal 2021, while Aspen University’s Pre-Licensure BSN program delivered 20% of the Company’s revenues in 1H Fiscal 2021. Finally, USU contributed 29% of the total revenues for 1H Fiscal 2021.
The Company now expects annual revenue growth to meet or exceed 38% or $67.7 million for the full fiscal year 2021.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$7,324,780	$3,136,724	75%	$4,188,056	$13,172,303	$4,631,189	54%	$8,541,114
As a percentage of revenue	43%			35%	41%			38%
Q2 Fiscal 2021 compared to Q2 Fiscal 2020
Instructional costs and services
Instructional costs and services for Q2 Fiscal 2021 increased to $3,726,248 or 22% of revenues from $2,181,067 or 18% of revenues for Q2 Fiscal 2020, an increase of $1,545,181 or 71%. The increase was primarily due to more class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix, Austin and Tampa.
Aspen University instructional costs and services represented 20% of Aspen University revenues for Q2 Fiscal 2021, while USU instructional costs and services was 26% of USU revenues during Q2 Fiscal 2021.
Marketing and promotional
Marketing and promotional costs for Q2 Fiscal 2021 were $3,598,532 or 21% of revenues compared to $2,006,989 or 17% of revenues for Q2 Fiscal 2020, an increase of $1,591,543 or 79%. The increase of marketing as a percentage of revenues from 17% to 21% year-over-year in Fiscal Q2 is a result of a planned advertising spending increase throughout Fiscal Year 2021, targeted primarily to our highest LTV programs, which has resulted in record new student enrollments the past two quarters. In addition, pre-revenue marketing spend commenced this quarter in our two new pre-licensure metros; Austin and Tampa.
Aspen University marketing and promotional costs represented 20% of Aspen University revenues for Q2 Fiscal 2021, while USU marketing and promotional costs was 18% of USU revenues for Q2 Fiscal 2021.
AGI corporate marketing expenses was $274,552 for Q2 Fiscal 2021 compared to $247,904 for Q2 Fiscal 2020, an increase of $26,647 or 11%.
1H Fiscal 2021 compared to 1H Fiscal 2020
Instructional costs and services
Instructional costs and services for 1H Fiscal 2021 increased to $6,782,961 or 21% of revenues from $4,324,886 or 19% of revenues for 1H Fiscal 2020, an increase of $2,458,075 or 57%. The increase was primarily due to more class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix, Austin and Tampa.
Aspen University instructional costs and services represented 20% of Aspen University revenues for 1H Fiscal 2021, while USU instructional costs and services was 24% of USU revenues during 1H Fiscal 2021.
Marketing and promotional
Marketing and promotional costs for 1H Fiscal 2021 were $6,389,342 or 20% of revenues compared to $4,216,228 or 19% of revenues for 1H Fiscal 2020, an increase of $2,173,114 or 52%. The increase of marketing as a percentage of revenues from 19% to 20% year-over-year in 1H Fiscal 2021 is a result of a planned advertising spending increase throughout Fiscal Year 2021, targeted primarily to our highest LTV programs, which has resulted in record new student enrollments the past two quarters. In addition, pre-revenue marketing spend commenced in the second quarter in our two new pre-licensure metros; Austin and Tampa.
Aspen University marketing and promotional costs represented 19% of Aspen University revenues for 1H Fiscal 2021, while USU marketing and promotional costs was 16% of USU revenues for 1H Fiscal 2021.

AGI corporate marketing expenses was $507,403 for 1H Fiscal 2021 compared to $476,135 for 1H Fiscal 2020, an increase of $31,268 or 7%.
General and administrative

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
General and administrative	$11,285,155	$4,091,455	57%	$7,193,700	$20,078,911	$6,088,960	44%	$13,989,951
As a percentage of revenue	66%			60%	62%			62%

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

General and administrative costs for Q2 Fiscal 2021 were $11.3 million or 66% of revenues compared to $7,193,700 or 60% of revenues during Q2 Fiscal 2020, an increase of $4,091,455 or 57%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million at AGI and new campus expansion costs of approximately $0.2 million at Aspen University.

The remaining $12 tranche related to the Executive RSU grant has approximately $1.8 million of total unrecognized compensation expense at October 31, 2020, that could accelerate during the next three years.
Growth of the business includes the element of growth opex. Growth opex represents our investment in key infrastructure projects to support our expansion strategy. In Q2 Fiscal 2021, our growth opex investment of $0.24 million is specifically defined as personnel and related costs to expand our enrollment center, academic and financial aid advisors, and clinical operations personnel. In our enrollment center specifically, we decided to grow our enrollment advisors ("EAs") staff from 96 EAs to 118 EAs, adding EAs across every unit of the Company. We are now fully staffed for the fiscal year to accomplish our enrollment goals for the remainder of the fiscal year.
Aspen University general and administrative costs which are included in the above amount represented 32% of Aspen University revenues for Q2 Fiscal 2021. The increase was primarily due to new campus expansion costs of approximately $0.2 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets; and approximately $0.1 million in growth opex.
USU general and administrative costs equaled 43% of USU revenues for Q2 Fiscal 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, which includes growth opex of $0.14 million.

AGI’s general and administrative costs for Q2 Fiscal 2021 and Q2 Fiscal 2020 which are included in the above amounts equaled $5.3 million and $1.9 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and accelerated non-cash stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million.
1H Fiscal 2021 compared to 1H Fiscal 2020
General and administrative costs for 1H Fiscal 2021 was $20,078,911 or 62% of revenues compared to $13,989,951 or 62% of revenues for 1H Fiscal 2020, an increase of $6,088,960 or 44%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and other-employee related costs, accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million at AGI and new campus expansion costs of approximately $0.2 million at Aspen University.
Aspen University general and administrative costs which are included in the above amount represented 32% of Aspen University revenues for 1H Fiscal 2021. The increase was primarily due to new campus expansion costs of approximately $0.2 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets; and approximately $0.1 million in growth opex.

USU general and administrative costs equaled 42% of USU revenues for 1H Fiscal 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, which includes growth opex of $0.14 million.

AGI corporate general and administrative costs for 1H Fiscal 2021 and 1H Fiscal 2020 which are included in the above amounts was $8.8 million and $3.9 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million.
Bad debt expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Bad debt expense	$632,000	$224,241	55%	$407,759	$1,032,000	$383,342	59%	$648,658
As a percentage of revenue	4%			3%	3%			3%

Q2 Fiscal 2021 compared to Q2 Fiscal 2020
Bad debt expense for Q2 Fiscal 2021 increased to $632,000 from $407,759 for Q2 Fiscal 2020, an increase of $224,241, or 55%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly, as well as $232,000 of Aspen University student accounts were written off.
1H Fiscal 2021 compared to 1H Fiscal 2020
Bad debt expense for 1H Fiscal 2021 increased to $1,032,000 from $648,658 for 1H Fiscal 2020, an increase of $383,342, or 59%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly, as well as $232,000 of Aspen University student accounts were written off in Q2 Fiscal 2021.

Depreciation and amortization

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Depreciation and amortization	$526,357	$(101,868)	(16)%	$628,225	$1,016,981	$(217,818)	(18)%	$1,234,799
As a percentage of revenue	3%			5%	3%			6%

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

Depreciation and amortization for Q2 Fiscal 2021 decreased to $526,357 from $628,225 for Q2 Fiscal 2020, a decrease of $101,868, or 16%. The decrease in depreciation and amortization expense is due primarily to intangible assets becoming fully amortized at USU, partially offset by investments in developed capitalized software to support the Company's services.
1H Fiscal 2021 compared to 1H Fiscal 2020
Depreciation and amortization for 1H Fiscal 2021 decreased to $1,016,981 from $1,234,799 for 1H Fiscal 2020, a decrease of $217,818, or 18%. The decrease in depreciation and amortization expense is due primarily to intangible assets becoming fully amortized at USU, partially offset by investments in developed capitalized software to support the Company's services.
Other expense, net

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Other expense, net	$1,536,748	$1,240,355	418%	$296,393	$2,115,503	$1,418,223	203%	$697,280

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

Other expense, net in Q2 Fiscal 2021 of $1,536,748 primarily includes interest expense of (i) $1.4 million related to the accelerated amortization expense related to the conversion of the Convertible Notes which occurred on September 14, 2020 and (ii) $111,507 on the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Revolving Credit Facility.

Other expense, net in Q2 Fiscal 2020 of $296,393 includes: interest expense of $428,960 primarily related to the Term Loans issued in March 2019 and the commitment fees on the Revolving Credit Facility; partially offset by $132,567 of other income.
1H Fiscal 2021 compared to 1H Fiscal 2020
Other expense, net in 1H Fiscal 2021 of $2,115,503 primarily includes: interest expense of (i) a non-cash charge of $1.4 million of accelerated amortization expense related to the conversion of the Convertible Notes which occurred on September 14, 2020; (ii) $0.5 million for the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Revolving Credit Facility; (iii) an adjustment of $0.3 million related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal 2019 revenue; (iv) a non-cash modification and accelerated amortization charges of $0.2 million related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $0.3 million of other income.
Other expense, net in 1H Fiscal 2020 of $697,280 includes: interest expense of $0.8 million on the Term Loans issued in March 2019 and the commitment fees on the Revolving Credit Facility; partially offset by $0.1 million of other income.
Net loss

	Three Months Ended October 31,				Six Months Ended October 31,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
Net loss	$(4,370,525)	$(3,732,357)	(585)%	$(638,168)	$(5,313,721)	$(2,600,271)	(96)%	$(2,713,450)

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

Net loss was $(4,370,525), or net loss per basic and diluted share of $(0.19) for Q2 Fiscal 2021 as compared to $(638,168), or net loss per share of $(0.03) for Q2 Fiscal 2020, or an increase in net loss of $(3,732,357), or (585)%.

This increase in net loss of $3.7 million includes $2.6 million of non-cash items previously disclosed ($1.2 million non-cash charge related to the RSU vesting, and the $1.4 million charge related to the conversion of $10 million Convertible Notes). Without these two items, the net loss increase would have been approximately $1.2 million. This $1.2 million increase in net loss year-over-year is a result of the investments in marketing (approximately $1.6 million), growth opex (approximately $0.25 million) and new campus costs (approximately $0.25 million) disclosed above.
1H Fiscal 2021 compared to 1H Fiscal 2020

Net loss was $(5,313,721), or net loss per basic and diluted share of $(0.23) for 1H Fiscal 2021 as compared to $(2,713,450), or net loss per share of $(0.14) for 1H Fiscal 2020, or an increase in net loss of $(2,600,271), or (96)%.
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
Our management uses and relies on Adjusted Net Income (Loss), Adjusted Earnings (Loss) Per Share, EBITDA, Adjusted EBITDA and Adjusted Gross Profit, which are non-GAAP financial measures. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measures to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.
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

General and administrative

Q2 Fiscal 2021 compared to Q2 Fiscal 2020

General and administrative costs for Q2 Fiscal 2021 were $11.3 million or 66% of revenues compared to $7,193,700 or 60% of revenues during Q2 Fiscal 2020, an increase of $4,091,455 or 57%.

Growth of the business includes the element of growth opex. Growth opex represents our investment in key infrastructure projects to support our expansion strategy. In Q2 Fiscal 2021, our growth opex investment of $0.24 million is specifically defined as personnel and related costs to expand our enrollment center, academic and financial aid advisors, and clinical operations personnel. In our enrollment center specifically, we decided to grow our enrollment advisors ("EAs") staff from 96 EAs to 118 EAs, adding EAs across every unit of the Company. We are now fully staffed for the fiscal year to accomplish our enrollment goals for the remainder of the fiscal year. New campus expansion costs were approximately $0.2 million at Aspen University.

This growth spending typically happens in the first half of the fiscal year and is done in conjunction with our increased marketing spend to drive and support the increasing enrollment activity across both universities. This investment in marketing, enrollment staff and other supporting roles will strengthen our student pipeline for enrollments, which will lead to higher course registrations and revenue in Q4 and into our next fiscal year.

For Q2 Fiscal 2021, after removing non-cash stock-based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs at AGI and the growth investments, our remaining consolidated G&A was $9.6 million. This represents an increase of $2.4 million from Q2 Fiscal 2020 compared to the revenue growth of $4.9 million in the year over year quarter, which is in-line with our target to grow general and administrative expense at or below 50% of revenue growth.

1H Fiscal 2021 compared to 1H Fiscal 2020
General and administrative costs for 1H Fiscal 2021 was $20,078,911 or 62% of revenues compared to $13,989,951 or 62% of revenues for 1H Fiscal 2020, an increase of $6,088,960 or 44%.
For 1H Fiscal 2021, after removing non-cash stock-based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs at AGI and the growth investments, our remaining consolidated G&A was $18.3 million. This represents an increase of $4.5 million from 1H Fiscal 2020 compared to the revenue growth of $9.7 million in the year over year period, which is in-line with our target to grow general and administrative expense at or below 50% of revenue growth.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share

AGI defines Adjusted Net Income (Loss) as net earnings (loss) from operations adding back stock-based compensation expense and non-recurring charges as reflected in the table below.
Q2 Fiscal 2021 includes non-cash stock-based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs and non-recurring charges of $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020, which is included in interest expense on the statement of operations.

1H 2021 includes non-cash stock-based compensation expense of $1.2 million and non-recurring charges of $1.9 million primarily related to items described above in the Q2 Fiscal 2021 discussion, and $123,947 of interest expense which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender incurred in Q1 Fiscal 2021.
The following table presents a reconciliation of net loss and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Earnings (loss) per share	$(0.19)	$(0.03)	$(0.23)	$(0.14)
Weighted average number of common stock outstanding*	22,791,503	18,985,371	22,763,235	18,859,344
Net loss	$(4,370,525)	$(638,168)	$(5,313,721)	$(2,713,450)
Add back:
Stock-based compensation	1,831,548	492,130	2,318,658	990,547
Non-recurring charges	1,362,819	—	1,906,203	132,949
Adjusted Net (Loss)	$(1,176,158)	$(146,038)	$(1,088,860)	$(1,589,954)

Adjusted (Loss) per Share	$(0.05)	$(0.01)	$(0.05)	$(0.08)
________________
*Same share count used for GAAP and non-GAAP financial measures.

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(4,370,525)	$(638,168)	$(5,313,721)	$(2,713,450)
Interest expense, net	1,529,517	426,694	1,984,740	846,761
Taxes	36,530	44,168	34,630	134,445
Depreciation and amortization	526,357	628,225	1,016,981	1,234,799
EBITDA	(2,278,121)	460,919	(2,277,370)	(497,445)
Bad debt expense	632,000	407,759	1,032,000	648,658
Stock-based compensation	1,831,548	492,130	2,318,658	990,547
Non-recurring charges	—	—	419,437	132,949
Adjusted EBITDA	$185,427	$1,360,808	$1,492,725	$1,274,709

Q2 Fiscal 2021 compared to Q2 Fiscal 2020
The Company incurred an EBITDA of $(2,278,121) for Q2 Fiscal 2021 compared to an EBITDA of $460,919 for Q2 Fiscal 2020. Adjusted EBITDA decreased to $0.2 million for Q2 Fiscal 2021 from Adjusted EBITDA of $1.4 million for Q2 Fiscal 2020.

Aspen University generated $2.2 million of net income, EBITDA of $2.7 million and Adjusted EBITDA of $3.4 million in Q2 Fiscal 2021 as compared to $1.8 million of net income, EBITDA of $2.1 million and Adjusted EBITDA of $2.5 million in Q2 Fiscal 2020. Aspen’s Pre-Licensure BSN program accounted for $1.1 million of the $2.7 million EBITDA generated at Aspen University in Q2 Fiscal 2021 as compared to $0.5 million of the $2.1 million EBITDA generated in Q2 Fiscal 2020.

USU generated net income of $0.6 million, EBITDA of $0.6 million and Adjusted EBITDA of $0.7 million in Q2 Fiscal 2021 as compared to net income of $0.2 million, EBITDA of $0.5 million and Adjusted EBITDA of $0.5 million in Q2 Fiscal 2020.

AGI corporate incurred net loss of $(7.1 million), EBITDA of ($5.6 million) and Adjusted EBITDA of ($3.9 million) in Q2 Fiscal 2021 as compared to net loss of $(2.6 million), EBITDA of ($2.1 million) and Adjusted EBITDA of ($1.6 million) in Q2 Fiscal 2020. Adjusted EBITDA in Q2 Fiscal 2021 includes non-cash stock based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs. EBITDA includes $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020.

1H Fiscal 2021 compared to 1H Fiscal 2020
The Company incurred an EBITDA of $(2,277,370) for 1H Fiscal 2021 compared to an EBITDA of $(497,445) for 1H Fiscal 2020. Adjusted EBITDA increased to $1,492,725 for 1H Fiscal 2021 from Adjusted EBITDA of $1,274,709 for 1H Fiscal 2020.

Aspen University generated $4.5 million of net income, EBITDA of $5.5 million and Adjusted EBITDA of $6.5 million in 1H Fiscal 2021 as compared to $2.7 million of net income, EBITDA of $3.4 million and Adjusted EBITDA of $4.1 million in 1H Fiscal 2020. Aspen’s Pre-Licensure BSN program accounted for $2.1 million of the $5.5 million EBITDA generated at Aspen University in 1H Fiscal 2021 as compared to $0.9 million of the $3.4 million EBITDA generated in 1H Fiscal 2020.

USU generated net income of $1.6 million, EBITDA of $1.6 million and Adjusted EBITDA of $1.8 million in 1H Fiscal 2021 as compared to net loss of $0.3 million, EBITDA of $0.3 million and Adjusted EBITDA of $0.5 million in 1H Fiscal 2020.

AGI corporate incurred net loss of $(11.4 million), EBITDA of ($9.4 million) and Adjusted EBITDA of ($6.9 million) in 1H Fiscal 2021 as compared to net loss of $(5.2 million), EBITDA of ($4.2 million) and Adjusted EBITDA of ($3.3 million) in 1H Fiscal 2020. Adjusted EBITDA in 1H Fiscal 2021 includes non-cash stock based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and $419,437 of non-recurring charges in Q1 Fiscal 2021, compared to $132,949 of non-recurring charges in Q1 Fiscal 2020. EBITDA in Q2 Fiscal 2021 includes $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020. An additional non-recurring item in Q1 Fiscal 2021 of $123,947 is included in interest expense, net, which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
Adjusted Gross Profit
AGI defines Adjusted Gross Profit as GAAP Gross Profit including amortization expense which is included in cost of revenue on the statements of operations. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit inclusive of amortization:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
GAAP Gross Profit	$9,289,096	$7,638,195	$18,280,081	$13,403,524
Add back amortization expense included in cost of revenue:
Intangible Asset Amortization	10,516	16,917	22,463	36,059
Call Center Software/Website	346,653	242,797	661,760	463,250
Total amortization included in cost of revenue	357,169	259,714	684,223	499,309
Adjusted Gross Profit	$9,646,265	$7,897,909	$18,964,304	$13,902,833

Revenue	$16,971,045	$12,085,965	$32,136,607	$22,443,947
Cost of Revenue	7,324,780	4,188,056	13,172,303	8,541,114
Adjusted Gross Profit	$9,646,265	$7,897,909	$18,964,304	$13,902,833

GAAP Gross Profit as a % of revenue	55%	63%	57%	60%
Adjusted Gross Profit as a % of revenue	57%	65%	59%	62%

Q2 Fiscal 2021 compared to Q2 Fiscal 2020
GAAP Gross profit increased by 22% to $9,289,096 or 55% gross margin for Q2 Fiscal 2021 from $7,638,195 or 63% gross margin in Q2 Fiscal 2020. Adjusted Gross profit increased 22% to $9,646,265 or 57% gross margin for Q2 Fiscal 2021 from $7,897,909 or 65% gross margin in Q2 Fiscal 2020.

Aspen University gross margin represented 56% of Aspen University revenues for Q2 Fiscal 2021, and USU gross margin represented 56% of USU revenues for Q2 Fiscal 2021.

1H Fiscal 2021 compared to 1H Fiscal 2020
GAAP Gross profit increased by 36% to $18,280,081 or 57% gross margin for 1H Fiscal 2021 from $13,403,524 or 60% gross margin in 1H Fiscal 2020. Adjusted Gross profit increased 36% to $18,964,304 or 59% gross margin for 1H Fiscal 2021 from $13,902,833 or 62% gross margin in 1H Fiscal 2020.
Aspen University gross margin represented 58% of Aspen University revenues for 1H Fiscal 2021, and USU gross margin represented 60% of USU revenues for 1H Fiscal 2021.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Six Months Ended October 31,
	2020	2019
Net cash (used in) provided by
Operating activities	$(2,076,821)	$(2,025,107)
Investing activities	(2,244,723)	(1,253,653)
Financing activities	3,297,107	237,713
Net decrease in cash	$(1,024,437)	$(3,041,047)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended October 31, 2020 consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation, bad debt expense, amortization of debt discounts and issue costs, warrants issued for services, modification charge for warrants exercised, loss on asset disposition and other adjustments.
Adjustments to Net loss consist primarily of stock-based compensation of $2,318,658, amortization of debt discounts of $1,550,854, bad debt expense of $1,032,000 and depreciation and amortization expense of $1,016,981. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $8,246,180, partially offset by an increase in deferred revenue of $4,915,504 and accrued expenses of $1,282,983. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class start near the end of Q2 Fiscal 2021. The increase in deferred revenue is due primarily to timing of billings for class start near the end of Q2 Fiscal 2021. The increase in accrued expenses is due primarily to accrual of executive bonus for Fiscal 2021, accrued payroll due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and an increase in accrued marketing due to timing.

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
Net cash used in operations for the six months ended October 31, 2019 consist primarily of depreciation and amortization expense of $1,234,799, stock-based compensation of $889,484 and bad debt expense of $648,658. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $5,211,195, partially offset by an increase in deferred revenue of $3,052,996. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class start near the end of Q2 Fiscal 2020. The increase in deferred revenue is due primarily to timing of billings for class start near the end of Q2 Fiscal 2020.

Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended October 31, 2020 includes purchases of property and equipment of $2,233,348 primarily due to investments in computer equipment and hardware, Company developed software and new campuses; and purchases of courseware and accreditation of $11,375.
Net cash used in investing activities for the six months ended October 31, 2019 includes purchases of property and equipment of $1,244,078 primarily due to investments in Company developed software, computer equipment and hardware and instructional equipment; and purchases of courseware and accreditation of $9,575.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended October 31, 2020 includes proceeds from stock options exercised of $2,215,315 and proceeds from warrants exercised of $1,081,792 received from the cash exercise of warrants associated with the Term Loan and Revolving Credit Facility.
Net cash provided by financing activities for the six months ended October 31, 2019 includes proceeds from stock options exercised of $237,713.

Liquidity and Capital Resources
At December 10, 2020, the Company had cash deposits of approximately $15.9 million and approximately $3.2 million of restricted cash.
The Company also has access to a $5 million Revolving Credit Facility. At October 31, 2020 and April 30, 2020, there were no outstanding borrowings under this credit facility. With the conversion of the Convertible Notes on September 14, 2020, the Company does not intend to borrow under this facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations. The Company's FY Fiscal 2021 capital expenditures are expected to be higher than FY Fiscal 2020 capital expenditures by approximately $1.0 million related to new campus costs. Additionally, the Company expects additional cash commitments for letters of credits related to securing new campus locations.
The Company expects that its existing cash resources will be sufficient to fund its working capital, including capital expenditures, investing and other needs for more than the next 12 months.
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
Goodwill and Intangibles
Goodwill represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment.

Intangible assets represent both indefinite lived and definite lived assets. Accreditation and regulatory approvals and Trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of October 31, 2020.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected rate of subsequent campus openings, the expected effect of telehealth partnership with A-APN, including in relation to expected graduation dates, our planned USU MSN-FNP weekend lab immersion expansions, the anticipated impact of our investment in marketing, enrollment staff and other supporting roles on our student pipeline for enrollments, course registrations and revenue in Q4 fiscal 2021 and the next fiscal year, the planned introduction of double cohorts in the core Pre-Licensure BSN Program and the expected effect of this increase on our revenue run rate at our main campus, the expected impact of bookings, our estimates concerning Lifetime Value and ARPU, the expected revenue growth, including growth in our future revenues from the Aspen University’s Pre-Licensure BSN Program and USU’s MSN-FNP Program as a percentage of revenue, the expected changes in our accounts receivable and allowance for doubtful accounts, including as a percentage of total revenue, our anticipated increase in cash flows from operations, the expected impact of the COVID-19 vaccines’ rollout on Q4 2021 course starts, our expectations with respect to capital expenditures and cash commitments, and future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, the continued ability of our in-house CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, national and local economic factors including the substantial impact of the COVID-19 pandemic on the economy, any delays or other issues occurring in the manufacturing, delivery and administration of COVID-19 vaccines, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including our Prospectus Supplement dated August 31, 2020 and our Annual Report on Form 10-K for the year ended April 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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
ITEM 1A. RISK FACTORS

None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 12, 2020, a former director of the Company cashlessly exercised options to purchase 3,333 shares of common stock and received 1,963 shares of common stock. The cashless option exercise was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	2012 Equity Incentive Plan, as amended*	S-8	9/21/20	10.1
10.2	2018 Equity Incentive Plan, as amended*	S-8	9/21/20	10.2
10.3	Equity Distribution Agreement, dated August 31, 2020, between the Company and Canaccord Genuity LLC**	8-K	8/31/20	1.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aspen Group, Inc.

December 15, 2020	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

December 15, 2020	By:	/s/ Frank J. Cotroneo
Frank J. Cotroneo Chief Financial Officer (Principal Financial Officer)

December 15, 2020	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)