Form 10-Q
period 2021-01-31
ASPEN GROUP, INC.
filed 2021-03-16
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of March 11, 2021
Common Stock, $0.001 par value per share	24,950,423 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,987,382	$14,350,554
Restricted cash	3,395,068	3,556,211
Accounts receivable, net of allowance of $2,924,887 and $1,758,920, respectively	15,832,552	14,326,791
Prepaid expenses	1,209,197	941,671
Other receivables	—	23,097
Other current assets	1,378,173	173,090
Total current assets	31,802,372	33,371,414

Property and equipment:
Computer equipment and hardware	799,826	649,927
Furniture and fixtures	1,013,103	1,007,099
Leasehold improvements	920,736	867,024
Instructional equipment	315,993	301,842
Software	7,944,693	6,162,770
Construction in progress	907,780	—
	11,902,131	8,988,662
Less accumulated depreciation and amortization	(4,355,308)	(2,841,019)
Total property and equipment, net	7,546,823	6,147,643
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	110,069	111,457
Accounts receivable, net of allowance of $625,963 and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	9,986,613	6,701,136
Debt issue cost, net	26,389	182,418
Operating lease right of use assets, net	11,114,766	6,412,851
Deposits and other assets	500,470	355,831
Total assets	$74,044,263	$66,239,511
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31, 2021	April 30, 2020
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,155,977	$1,505,859
Accrued expenses	2,293,515	537,413
Deferred revenue	5,600,371	3,712,994
Due to students	2,243,690	2,371,844
Operating lease obligations, current portion	2,102,209	1,683,252
Other current liabilities	307,677	545,711
Total current liabilities	13,703,439	10,357,073

Convertible notes, net of discount of $0 and $1,550,854, respectively	—	8,449,146
Operating lease obligations, less current portion	9,968,293	5,685,335
Total liabilities	23,671,732	24,491,554

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at January 31, 2021 and April 30, 2020	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
24,939,673 issued and 24,784,187 outstanding at January 31, 2021
21,770,520 issued and 21,753,853 outstanding at April 30, 2020	24,940	21,771
Additional paid-in capital	108,003,022	89,505,216
Treasury stock (155,486 and 16,667 shares at January 31, 2021 and April 30, 2020, respectively)	(1,817,414)	(70,000)
Accumulated deficit	(55,838,017)	(47,709,030)
Total stockholders’ equity	50,372,531	41,747,957
Total liabilities and stockholders’ equity	$74,044,263	$66,239,511

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues	$16,624,837	$12,537,940	$48,761,444	$34,981,887

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	7,559,951	5,163,007	20,732,254	13,704,121
General and administrative	10,644,438	8,625,041	30,723,349	22,613,242
Bad debt expense	670,000	2,547	1,702,000	651,205
Depreciation and amortization	535,273	475,393	1,552,254	1,710,192
Total operating expenses	19,409,662	14,265,988	54,709,857	38,678,760

Operating loss	(2,784,825)	(1,728,048)	(5,948,413)	(3,696,873)

Other income (expense):
Interest expense	(33,539)	(571,958)	(2,018,664)	(1,424,607)
Other income (expense), net	13,558	34,117	(116,820)	189,486
Total other expense, net	(19,981)	(537,841)	(2,135,484)	(1,235,121)

Loss before income taxes	(2,804,806)	(2,265,889)	(8,083,897)	(4,931,994)

Income tax expense	10,460	15,163	45,090	62,508

Net loss	$(2,815,266)	$(2,281,052)	$(8,128,987)	$(4,994,502)

Net loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.35)	$(0.26)

Weighted average number of common stock outstanding - basic and diluted	24,544,334	19,420,987	23,354,036	19,046,558

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	24,416,539	$24,417	$105,092,551	$—	$(53,022,751)	$52,094,217
Stock-based compensation	—	—	701,170	—	—	701,170
Common stock issued for stock options exercised for cash	447,134	447	2,180,352	(1,817,414)	—	363,385
Common stock issued for vested restricted stock units	74,000	74	(74)	—	—	—
Common stock issued for services	2,000	2	19,898	—	—	19,900
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Net loss	—	—	—	—	(2,815,266)	(2,815,266)
Balance at January 31, 2021	24,939,673	$24,940	$108,003,022	$(1,817,414)	$(55,838,017)	$50,372,531

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	19,142,316	$19,142	$69,781,363	$(70,000)	$(44,763,415)	$24,967,090
Stock-based compensation	—	—	737,820	—	—	737,820
Common stock issued for cashless stock options exercised	8,352	9	(9)	—	—	—
Common stock issued for stock options exercised for cash	121,407	121	530,547	—	—	530,668
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Amortization of restricted stock issued for services	—	—	24,398	—	—	24,398
Restricted stock issued for services, subject to vesting	40,000	40	(40)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offering costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on convertible debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	5,433	—	—	5,433
Net loss	—	—	—	—	(2,281,052)	(2,281,052)
Balance at January 31, 2020	21,727,075	$21,727	$88,772,128	$(70,000)	$(47,044,467)	$41,679,388

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Nine months ended January 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	3,019,828	—	—	3,019,828
Common stock issued for stock options exercised for cash	1,364,721	1,365	4,394,749	(1,817,414)	—	2,578,700
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	206,109	206	(206)	—	—	—
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Common stock issued for services	2,000	2	19,898	—	—	19,900
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	27,375	—	—	27,375
Cancellation of treasury stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(8,128,987)	(8,128,987)
Balance January 31, 2021	24,939,673	$24,940	$108,003,022	$(1,817,414)	$(55,838,017)	$50,372,531

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428
Stock-based compensation	—	—	1,627,304	—	—	1,627,304
Common stock issued for cashless stock options exercised	190,559	191	(191)	—	—	—
Common stock issued for stock options exercised for cash	234,233	234	768,147	—	—	768,381
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost	—	—	27,690	—	—	27,690
Amortization of restricted stock issued for services	—	—	97,748	—	—	97,748
Restricted stock issued for services, subject to vesting	144,803	144	(144)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offerings costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on convertible debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	5,433	—	—	5,433
Net loss	—	—	—	—	(4,994,502)	(4,994,502)
Balance at January 31, 2020	21,727,075	$21,727	$88,772,128	$(70,000)	$(47,044,467)	$41,679,388
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,128,987)	$(4,994,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,702,000	651,205
Depreciation and amortization	1,552,254	1,710,192
Stock-based compensation	3,019,828	1,782,472
Amortization of warrant based cost	27,375	27,690
Loss on asset disposition	—	3,918
Amortization of debt discounts	1,550,854	182,218
Amortization of debt issue costs	156,029	88,825
Modification charge for warrants exercised	25,966	—
Common stock issued for services	19,900	97,748
Changes in operating assets and liabilities:
Accounts receivable	(6,493,238)	(7,104,911)
Prepaid expenses	(267,526)	(567,192)
Other receivables	23,097	395
Other current assets	(1,205,083)	(173,090)
Deposits and other assets	(185,599)	280,091
Accounts payable	(349,882)	(908,083)
Accrued expenses	1,756,102	426,567
Deferred rent	—	(17,805)
Due to students	(128,154)	1,137,244
Deferred revenue	1,887,377	3,237,878
Other current liabilities	(238,032)	313,875
Net cash used in operating activities	(5,275,719)	(3,825,265)
Cash flows from investing activities:
Purchases of courseware and accreditation	(31,330)	(11,001)
Purchases of property and equipment	(2,877,758)	(1,929,878)
Net cash used in investing activities	(2,909,088)	(1,940,879)
Cash flows from financing activities:
Proceeds from warrants exercised	1,081,792	—
Proceeds from stock options exercised	2,578,700	768,381
Proceeds from sale of common stock net of underwriter costs	—	16,044,879
Disbursements for equity offering costs	—	(51,282)
Common stock short swing reclamation	—	5,433
Net cash provided by financing activities	3,660,492	16,767,411
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,524,315)	$11,001,267
Cash, cash equivalents and restricted cash at beginning of period	17,906,765	9,967,752
Cash, cash equivalents and restricted cash at end of period	$13,382,450	$20,969,019

Supplemental disclosure cash flow information
Cash paid for interest	$310,958	$979,792
Cash paid for income taxes	$49,008	$110,307

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of Convertible Notes	$10,000,000	$—
Right-of-use lease asset offset against operating lease obligations	$3,914,640	$7,693,268
Common stock issued for services	$—	$178,447
Beneficial conversion feature on convertible debt	$—	$1,692,309

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	January 31, 2021	January 31, 2020

Cash and cash equivalents	$9,987,382	$20,512,808
Restricted cash	3,395,068	456,211
Total cash, cash equivalents and restricted cash	$13,382,450	$20,969,019

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
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
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education.  AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of January 31, 2021, 11,636 of 13,407 or 87% of all active students across both universities are degree-seeking nursing students. Of the 11,636 students seeking nursing degrees, 9,277 are Registered Nurses (RNs) studying to earn an advanced degree, while the remaining 2,359 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin and Tampa metros.
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

Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2021 and 2020, our cash flows for the nine months ended January 31, 2021 and 2020, and our financial position as of January 31, 2021 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 as filed with the SEC on July 7, 2020. The April 30, 2020 consolidated balance sheet is derived from those statements.
COVID-19 Update

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

In our third fiscal quarter ending January 31, 2021, which has been historically a seasonally slower quarter given it falls during the holiday months of November and December, Aspen University saw approximately 4% less course registrations than seasonally expected in our Aspen Nursing + Other unit (which equates to approximately $110,000 of reduced revenue per month or $330,000 in the quarter relative to the Company’s forecast).
USU’s MSN-FNP program also saw a similar course start decline of approximately 4% in the quarter relative to the Company’s forecast, which equates to approximately $190,000 of reduced revenue for the quarter.
We believe COVID-19 ‘Wave Two’ was the key factor in the lower course starts than forecasted at both universities in the quarter, given that all the states in the country are now affected – not just some of the major metros. Our predominant student demographic of RNs (as of January 31, 2021, 9,277 of the Company's 13,407 total active students or 69% are RNs) has been especially overwhelmed over the past several months, so this is not unexpected.
The status and/or reasons identified by our predominantly RN student body who constitute the lower course starts over the past several months fall into four categories; 1) rescheduling of upcoming course registrations to a later date, 2) requests for temporary leave of absence, 3) requests to delay placement into preferred clinical location timed with the facility accepting new in-person students again, and 4) course or program withdrawal requests due to family emergencies, pressures at work/emotional distress and lack of time.
The Company expects the COVID ‘Wave Two’ effect to continue throughout the current fourth fiscal quarter, as we are forecasting approximately 4.5% less course registrations than seasonally expected in our Aspen Nursing + Other unit and USU’s MSN-FNP program. Consequently, in our current fourth fiscal quarter ending April 30, 2021, we are expecting year-over-year revenue growth in the range of 31% - 33% ($18.4 - $18.7 million), versus the Company’s previous forecast of 36% growth or $19.1 million.
Liquidity
At January 31, 2021, the Company had a cash and cash equivalents balance of $9,987,382 and $3,395,068 of restricted cash.
In March 2019, the Company entered into two loan agreements for a principal amount of $5 million each and received total proceeds of $10 million.  In connection with the loan agreements, the Company issued 18 month senior secured promissory term notes, with the Company having the right to extend the term of the loans for an additional 12 months by paying a 1% one-time extension fee. On January 22, 2020, the term notes were exchanged for convertible notes maturing January 22, 2023. On September 14, 2020, the Convertible Notes automatically converted into shares of the Company’s common stock. (See Note 6)
On January 22, 2020, the Company closed on an underwritten public offering of common stock for net proceeds of approximately $16 million. The public offering was a condition precedent to the closing of the above refinancing. (See Note 6)
On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 6)
During the nine months ended January 31, 2021 the Company's net cash and restricted cash decreased by $4,524,315, which included using $5,275,719 in operating activities.
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
January 31, 2021
(Unaudited)

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
Restricted cash as of January 31, 2021 of $3,395,068 primarily consists of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,201,071. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education. In August 2020, USU entered into a $379,345 letter of credit which was collateral required to be posted based on the level of Title IV funding; and subsequently in December 2020, the DOE released this existing USU letter of credit.
Restricted cash as of April 30, 2020 of $3,556,211 primarily consisted of $692,293 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708 which is collateral for a letter of credit issued by the bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by the Department of Education ("DOE") in connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,536,382. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the DOE.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2021. As of January 31, 2021 and April 30, 2020, the Company maintained deposits exceeding federally insured limits by approximately $12,578,734 and $16,242,603, respectively, held in two separate institutions.
Goodwill and Intangibles
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually for impairment or if indicators are present.
In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this standard effective April 30, 2018. We have selected an April 30 annual goodwill impairment test date.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing.

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is the amount by which the carrying amount exceeds the fair value.
When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by a component where the goodwill is recorded, as well as determining a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.
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
Accounts Receivable and Allowance for Doubtful Accounts Receivable

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. As of January 31, 2021, the monthly payment plan represents approximately 61% of the payments that are made by AGI's total active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
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
Direct write-offs are taken in the period when AGI has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that AGI should abandon such efforts. (See Note 8)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable. At January 31, 2021 and April 30, 2020, those balances were $9,986,613 and $6,701,136, respectively, which amounts are evaluated and included in the allowance analysis as discussed above. The Company has determined that the long term accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
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
January 31, 2021
(Unaudited)

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
The Company has construction in progress which includes property and equipment amounts for new campuses. These assets are not yet being depreciated as of January 31, 2021.
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
January 31, 2021
(Unaudited)

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
Revenues consist primarily of tuition and course fees derived from courses taught by the Company online as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. (See Note 8)
Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Cost of Revenues
Cost of revenues consists of two categories of cost, instructional costs and services, and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

revenues. For the three months ended January 31, 2021 and 2020, total instructional costs and services were $3,915,095 and $2,623,252, respectively, and are included in cost of revenue. For the nine months ended January 31, 2021 and 2020, total instructional costs and services were $10,698,056 and $6,948,138, respectively.
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. For the three months ended January 31, 2021 and 2020, total marketing and promotional costs were $3,644,856 and $2,539,755, respectively, and are included in cost of revenue. For the nine months ended January 31, 2021 and 2020, total marketing and promotional costs were $10,034,198 and $6,755,983, respectively.
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
January 31, 2021
(Unaudited)

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
RSUs are awards in the form of shares denominated in the equivalent number of shares of ASPU common stock and with the value of each RSU being equal to the fair value of ASPU common stock at the date of grant. RSU awards may be subject to service-based vesting, where a specific period of continued employment must pass before an award vests and/or other vesting restrictions based on the nature and recipient of the award. For RSU awards, the expense is typically measured at the grant date as the fair value of ASPU common stock and expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
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
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 1,260,213 and 2,776,778 shares, 669,337 and 0 restricted stock units ("RSUs"), warrants to purchase 374,174 and 566,223 shares, and unvested restricted stock of 8,224 and 226,922 were outstanding at January 31, 2021 and January 31, 2020, respectively.
Additionally, $10,000,000 of convertible debt (convertible into 1,398,602 shares of common stock) was outstanding at January 31, 2020. All shares mentioned above were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
Segment Information
The Company operates in one reportable segment as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of its online and campus students regardless of geography. The Company's chief operating decision makers, its Chief Executive Officer, Chief Operating Officer and Chief Academic Officer, manage the Company's operations as a whole.
Recent Accounting Pronouncement not Yet Adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

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
Bad debt expense, which was previously included in general and administrative expense for the three and nine months ended January 31, 2020 of $2,547 and $651,205, respectively, is now reported separately as a component of operating expenses for all periods presented. See Statements of operations for additional information.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation. There is no expense impact for such write offs.
Property and equipment consisted of the following at January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
Computer equipment and hardware	$799,826	$649,927
Furniture and fixtures	1,013,103	1,007,099
Leasehold improvements	920,736	867,024
Instructional equipment	315,993	301,842
Software	7,944,693	6,162,770
Construction in Progress	907,780	—
	11,902,131	8,988,662
Accumulated depreciation and amortization	(4,355,308)	(2,841,019)
Property and equipment, net	$7,546,823	$6,147,643
Software consisted of the following at January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
Software	$7,944,693	$6,162,770
Accumulated amortization	(3,078,213)	(2,049,809)
Software, net	$4,866,480	$4,112,961
Depreciation and amortization expense for property and equipment as well as the portion for just software amortization is presented below for the three and nine months ended January 31, 2021 and 2020:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Depreciation and amortization expense	$525,018	$364,504	$1,519,536	$1,012,548

Software amortization expense	$366,908	$265,146	$1,028,668	$728,395

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

The following is a schedule of estimated future amortization expense of software at January 31, 2021 (by fiscal year):

Future Expense
2021 (remaining)	$369,241
2022	1,452,508
2023	1,291,627
2024	1,003,841
2025	594,137
Thereafter	155,126
Total	$4,866,480

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
We assigned an indefinite useful life to the accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. The finite-lived assets became fully amortized during fiscal 2020. There was no amortization expense for the three and nine months ended January 31, 2021. Amortization expense for the three and nine months ended January 31, 2020 were $91,667 and $641,667, respectively.
Intangible assets at acquisition consisted of the following at January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
Intangible assets with indefinite lives	$7,900,000	$7,900,000
Intangible assets with definite lives	2,200,000	2,200,000
Accumulated amortization	(2,200,000)	(2,200,000)
Total intangible assets with definite lives, net of accumulated amortization	—	—
Total intangible assets, net	$7,900,000	$7,900,000

Note 5. Courseware and Accreditation
For the nine months ended January 31, 2021, additional courseware and accreditation costs capitalized were $31,330. As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware and accreditation consisted of the following:

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

	January 31, 2021	April 30, 2020
Courseware	$319,144	$287,813
Accreditation	59,350	59,350
	378,494	347,163
Accumulated amortization	(268,425)	(235,706)
Courseware and accreditation, net	$110,069	$111,457
Amortization expense of courseware and accreditation is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Amortization expense	$10,255	$15,637	$32,718	$53,415
The following is a schedule of estimated future amortization expense of courseware and accreditation at January 31, 2021 (by fiscal year):

Future Expense
2021 (remaining)	$9,536
2022	36,940
2023	31,415
2024	17,868
2025	6,780
Thereafter	7,530
Total	$110,069

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
January 31, 2021
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
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. At January 31, 2021 and April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.
The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020, see Note 7. The relative fair value of the warrants along with the upfront Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan. Total unamortized costs at January 31, 2021 and April 30, 2020 were $26,389 and $182,418, respectively.
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
January 31, 2021
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
Note 7. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of January 31, 2021 and April 30, 2020, we had no shares of preferred stock issued and outstanding.
Common Stock
At January 31, 2021, the Company is authorized to issue 40,000,000 shares of common stock.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock (the “Shares”). The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission on August 31, 2020. The purpose of this Agreement is, among other things, to allow the Company to sell common stock that has been surrendered from executive officers and directors related to vesting of RSUs and exercise of stock options as well as the funds the Company would otherwise have received if the stock options exercised under the net share program were exercised for cash. During the nine months ended January 31, 2021, the Company sold 449,632 shares under the Agreement. On February 8, 2021, the Company provided written notice to Canaccord Genuity of its election to terminate the Equity Distribution Agreement. This action terminates the Company’s at-the-market offering facility effective February 18, 2021. See Note 11.

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

During the three months ended January 31, 2021, the Company issued 447,134 shares of common stock upon the exercise of stock options for cash and received proceeds of $363,385. As of January 31, 2021, 155,486 shares of common stock related to

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

the Company options exercised by the executive officers were surrendered to the Company. (See Treasury stock discussion below.)
During the three months ended January 31, 2021, the Company issued 74,000 shares of common stock upon the vesting of RSUs.
During the three months ended January 31, 2021, the Company issued 2,000 shares of common stock to a former director for services provided. The shares were valued using a grant date share price of $9.95 and the Company recognized $19,900 of expense.

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

Restricted Stock
As of January 31, 2021 and 2020, there were 8,224 and 226,922 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of January 31, 2021 and 2020 amounted to $38,598 and $1,285,524, respectively.

Restricted Stock Units
A summary of the Company’s RSU activity which were granted under the 2012 and 2018 Equity Incentive Plans during the nine months ended January 31, 2021 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested balance outstanding, April 30, 2020	643,175	$5.64
Granted	251,521	9.82
Exercised	—	—
Forfeits	(19,250)	8.94
Vested	(206,109)	12.46
Expired	—	—
Unvested balance outstanding, January 31, 2021	669,337	$6.95

Of the 251,521 RSU grants, 15,791 RSUs correspond to RSUs granted to the Board of Directors. The grant occurred during the three months ending January 31, 2021 and immediately vested with a fair value of $11.13 per share and total expense of $175,754. The grant date fair value of the remaining awards range from $6.95 to $12.78 per share, or a total of $2.1 million, with an annual vest over three years.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

There were 669,337 unvested RSUs as of January 31, 2021. Total unrecognized compensation expense related to the unvested RSUs is approximately $4.6 million which will be amortized over the remaining vesting periods. Included in this amount is approximately $1.7 million of total unrecognized compensation expense related to the $12 tranche of the executive RSU grant of 243,750 RSUs discussed below.
On February 4, 2020, the Compensation Committee approved a 375,000 RSU grant to executives under the Company’s 2018 Equity Incentive Plan. As subsequently clarified, the RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs as follows: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share. The Company determined that because the terms of the grant include both a market condition and a service condition that must be achieved simultaneously, the appropriate treatment under ASC 718 Stock-based Compensation is to amortize the fair market value of $3.4 million over the longer of the explicit service period of four years and not the shorter of the derived service period of .64 years.
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
The 48,750 unvested RSUs related to the February 4, 2020 grant, discussed above, held by the Company’s former Chief Financial Officer, Frank J. Cotroneo, were forfeited with his resignation in February 2021. See Note 11. Of the remaining approximately $1.7 million of total unrecognized compensation expense related to the $12 tranche of the executive RSU grant discussed above, the expense portion related to the Company's former Chief Financial Officer was approximately $0.3 million.
Warrants
A summary of the Company’s warrant activity during the nine months ended January 31, 2021 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	566,223	$6.22	3.17	$950,100
Granted	—	$—	—	—
Exercised	(192,049)	$5.60	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, January 31, 2021	374,174	$6.37	2.14	$1,151,369

Exercisable, January 31, 2021	374,174	$6.37	2.14	$1,151,369

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants
$4.89	$4.89	50,000	$4.89	3.44	50,000
$6.00	$6.00	100,000	$6.00	3.09	100,000
$6.87	$6.87	224,174	$6.87	1.48	224,174
		374,174			374,174
On June 5, 2020, the Company, as an inducement to exercise, reduced by 5% the exercise price of the common stock purchase warrants issued to The Leon and Toby Cooperman Family Foundation (the “Foundation”), of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee. The warrants were issued on November 5, 2018 (the “2018 Cooperman Warrants”) and on March 5, 2019 (the “2019 Cooperman Warrants”). The 2018 Cooperman Warrants exercise price was reduced from $5.85 to $5.56 per share. The 2019 Cooperman Warrants exercise price was reduced from $6.00 to $5.70 per share. On June 8, 2020, the Foundation immediately exercised the 2018 and 2019 Cooperman Warrants for 192,049 shares on common stock paying the Company $1,081,792 and the Company issued 192,049 shares of common stock to the Foundation. The warrant modification and acceleration charge related to this transaction in the first quarter of fiscal year 2021 was approximately $26,000.
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

On December 21, 2020, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,100,000 to 1,600,000 shares.

As of January 31, 2021 and 2020 there were 515,491 and 286,398 shares remaining available for future issuance under the 2012 Plan and the 2018 Plan.

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

The Company utilizes the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

There were no options granted to employees during the three and nine months ended January 31, 2021.
A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2021, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	2,740,539	$4.62	1.97	$9,146,198
Granted	—	$—	—	—
Exercised	(1,400,832)	$10.80	—	—
Forfeited	(7,585)	$6.23	—	—
Expired	(71,909)	$3.98	—	—
Balance Outstanding, January 31, 2021	1,260,213	$6.13	2.08	$4,184,115

Exercisable, January 31, 2021	1,038,024	$6.14	1.94	$3,432,509

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Options

$1.57 to $2.10	$1.92	29,167	$1.92	0.44	29,167

$2.28 to $2.76	$2.76	11,415	$2.76	0.67	11,415

$3.24 to $4.38	$3.82	188,639	$3.75	1.32	146,804

$4.50 to $5.20	$4.94	362,818	$4.95	1.82	297,714

$5.95 to $6.28	$6.10	66,000	$6.10	1.47	66,000

$7.17 to $7.55	$7.44	444,425	$7.43	2.62	329,175

$8.57 to $9.07	$8.98	157,749	$8.98	1.93	157,749

Options only		1,260,213			1,038,024

For the three months ended January 31, 2021, the Company recorded compensation expense of $721,067 which consisted of: $123,401, $567,239 and $30,427, respectively, in connection with stock option, RSUs and restricted and common stock grants.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

For the nine months ended January 31, 2021, the Company recorded compensation expense of $3,039,729 which consisted of:$434,532, $2,553,717 and $51,480, respectively, in connection with stock option, RSUs and restricted and common stock grants.
As of January 31, 2021, there was approximately $275,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.
As of January 31, 2021, there was approximately $4.6 million of unrecognized compensation costs related to non-vested RSU grants. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
As of January 31, 2021, there was approximately $39,000 of unrecognized compensation costs related to non-vested share-based common and restricted stock arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

Treasury Stock

As of January 31, 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating approximately $1.8 million are based upon the fair market value of shares surrendered as of the date of each applicable exercise date.

On October 16, 2020 the Company retired 16,667 shares of its treasury stock valued at $70,000, which was outstanding at April 30, 2020.
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
The following table represents our revenues disaggregated by the nature and timing of services:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Tuition - recognized over period of instruction	$14,580,439	$11,177,421	$42,922,429	$31,275,504
Course fees - recognized over period of instruction	1,834,251	1,194,947	5,220,308	3,240,160
Book fees - recognized at a point in time	44,468	23,195	129,643	64,611
Exam fees - recognized at a point in time	69,500	61,500	219,055	177,015
Service fees - recognized at a point in time	96,179	80,877	270,009	224,597
	$16,624,837	$12,537,940	$48,761,444	$34,981,887
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date. At January 31, 2021, deferred revenue was $5,600,371 which is future revenue that has not yet been earned for courses in progress. Funds due to students was $2,243,690 at January 31, 2021, which mainly represents Title IV funds due to students after deducting their tuition payments.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

Of the total revenue earned during the three and nine months ended January 31, 2021, approximately $8.6 million and $3.7 million came from revenues which were deferred at October 31, 2020 and April 30, 2020, respectively.
When the Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach, as discussed below.
AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees, which are due back from the students. AGI determines the adequacy of its allowance for doubtful accounts using an allowance method based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. AGI applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
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
The Company had revenues from students outside the United States representing 1.48% and 1.32% of consolidated revenues for the three and nine months ended January 31, 2021, respectively. The Company had revenues from students outside the United States representing 1.90% of consolidated revenues for both the three and nine months ended January 31, 2020.
Note 9. Leases
We lease approximately 142,968 square feet of office and classroom space in the Phoenix (metropolitan area), San Diego, New York City, Denver, Austin, Tampa Bay and Moncton, New Brunswick Canada. The space in Austin, Texas and a portion of Tampa Bay, Florida commenced in January 2021.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

included in "Operating lease right of use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheet at January 31, 2021.  These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments. Lease incentives are deducted from the right of use assets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine month period ended January 31, 2021 was $717,664 and $1,779,317, included in general and administrative expenses in the consolidated statements of operations, respectively.
ROU assets is summarized below:

January 31, 2021
Operating office leases	$16,659,886
Less accumulated reduction	(5,545,120)
Total ROU assets	$11,114,766

Operating lease obligations, related to the ROU assets is summarized below:

January 31, 2021
Operating office leases	$17,673,056
Total lease liabilities	17,673,056
Reduction of lease liabilities	(5,602,554)
Total operating lease obligations	$12,070,502
The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2021 (a).

Maturity of Lease Obligations	Lease Payments
2021 (remaining)	$801,080
2022	3,484,232
2023	2,867,030
2024	2,666,619
2025	2,371,491
2026 and beyond	9,286,125
Total future minimum lease payments	21,476,577
Less imputed interest	(9,406,075)
Present value of operating lease obligations	$12,070,502
_____________________
(a) Lease payments exclude legally binding minimum lease payments for campus leases signed but not yet commenced for the following locations: $5.2 million remaining in Tampa, Florida and $3.9 million in Phoenix, Arizona.

Balance Sheet Classification
Operating lease obligations, current	$2,102,209
Operating lease obligations, long-term	9,968,293
Total operating lease obligations	$12,070,502

Other Information
Weighted average remaining lease term (in years)	7.24
Weighted average discount rate	12.00%

Note 10. Commitments and Contingencies

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2021, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. The institution will submit its recertification application by March 31, 2021.
USU currently has provisional certification to participate in the Title IV Programs due to its acquisition by the Company. The provisional certification allows the school to continue to receive Title IV funding as it did prior to the change of ownership. The provisional certification expired on December 31, 2020. While the institution submitted its recertification application timely in October 2020, the DOE has not issued its final certification. The institution is able to continue operating under its current participation agreement until the DOE issues its recertification.
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
Title IV Funding
Aspen University and United States University derive a portion of their revenues from financial aid received by its students under programs authorized by Title IV of the Higher Education Act ("HEA"), which are administered by the US Department of Education. When Aspen University students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2020, approximately 31% of Aspen University’s and 33% for United States University's cash-basis revenues for eligible tuition and fees were derived from Title IV Programs.
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

On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE released the existing USU letter of credit of $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU maintains a letter of credit of $9,872 at January 31, 2021.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
(Unaudited)

Approval to Confer Degrees
Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Colorado Commission on Education in the State of Colorado and the Arizona State Board for Private Post-Secondary Education in the State of Arizona to operate as a degree granting institution for all degrees. Aspen University is authorized to operate as a degree granting institution for bachelor degrees by the Texas Higher Education Coordinating Board in the State of Texas. Aspen University has been granted Optional Expedited Authorization as a postsecondary educational institution in Tennessee for its Bachelor of Science in Nursing (Pre-licensure) degree program. Aspen University has received a Provisional License for its Bachelor of Science in Nursing (Pre-licensure) degree program to operate in the state of Florida by the Commission for Independent Education of the Florida Department of Education and is in the process for full licensure.
USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023. United States University is authorized by the California Bureau of Private Postsecondary Education and the Arizona State Board for Private Post-Secondary Education to operate as degree granting institutions for all degrees.
Note 11. Subsequent Events

On March 8, 2021, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new Pre-Licensure Bachelor of Science in Nursing (BSN) campus in Nashville, Tennessee, with permission to commence marketing and begin to enroll first-year prerequisite students effective immediately. Aspen University is targeting to begin its initial (years 2-3) core program semester in Nashville in August, 2021, in clinical partnership with HCA Healthcare TriStar Division, NorthCrest Medical Center, Nashville General Hospital, among others.

On February 25, 2021, Frank J. Cotroneo, former Chief Financial Officer and director of the Company, resigned from his positions as an officer and director of the Company and terminated his employment with the Company. His departure was effective February 26, 2021. In connection with Mr. Cotroneo’s resignation, the Company entered into a Confidential Severance Agreement with Mr. Cotroneo (the “Agreement”). Mr. Controneo’s Employment Agreement terminated upon execution of the Agreement. Under the Agreement, Mr. Cotroneo will receive severance of $150,000, $18,563 as a final bonus for fiscal year 2020, $33,750 as a final bonus for fiscal year 2021, and up to $96,250 as reimbursement for relocation costs which the Company had previously agreed to in order to induce Mr. Cotroneo to move. For six months, the Company agreed to pay Mr. Cotroneo’s health insurance and related costs. In addition, the Company agreed to the automatic vesting of 13,892 unvested non-qualified stock options exercisable at $5.12 and the automatic vesting of 80,251 restricted stock units. The remaining 48,750 price based restricted stock units terminated. The Board of Directors of the Company appointed Robert Alessi, who had been serving as the Chief Accounting Officer of the Company, to serve as the Company’s Chief Financial Officer on an interim basis effective immediately. Mr. Alessi’s compensatory arrangements did not change in connection with his appointment as the Company’s Interim Chief Financial Officer.
On February 8, 2021, the Company provided written notice to Canaccord Genuity of its election to terminate the Equity Distribution Agreement. This action terminates the Company’s at-the-market offering facility effective February 18, 2021.

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
Non-GAAP financial measures:
•Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share - are non-GAAP financial measures. See "Non-GAAP – Financial Measures" for a reconciliation of net earnings (loss) and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share for the three and nine months ended January 31, 2021 and 2020.
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to EBITDA for the three and nine months ended January 31, 2021 and 2020.

•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended January 31, 2021 and 2020.
AGI Student Population Overview
AGI’s overall active student body (includes both Aspen University and USU) grew 22% year-over-year from 11,033 to 13,407 as of January 31, 2021 and students seeking nursing degrees were 11,636 or 87% of the total active students at both universities. Of the 11,636 students seeking nursing degrees, 9,277 are Registered Nurses studying to earn an advanced degree, while the remaining 2,359 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin and Tampa metros.
Aspen University’s total active degree-seeking student body grew 17% year-over-year from 9,274 to 10,863. On a year-over-year basis, USU’s total active student body grew from 1,759 to 2,544 or 45%. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the third quarter of fiscal year 2021 or are registered for an upcoming course.
Company Overview
AGI is an education technology holding company. It operates two universities, Aspen University ("Aspen University" or "Aspen") and United States University ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of January 31, 2021, 11,636 of 13,407 or 87% of all active students across both universities are degree-seeking nursing students. Of the 11,636 students seeking nursing degrees, 9,277 are Registered Nurses (RNs) studying to earn an advanced degree, while the remaining 2,359 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin and Tampa metros.
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
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/M.A. Ed/MSN programs ($325/month), hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month). Since August 1, 2019, new student enrollments for USU’s FNP monthly payment plan have been offered a $9,000 two-year payment plan ($375/month x 24 months) designed to pay for the first year’s pre-clinical courses only. The second academic year of the two-year FNP program in which students complete their clinical courses (approximate cost of $18,000) is required to be funded through conventional payment methods (either cash, private loans, corporate tuition reimbursement or federal financial aid).
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
AGI New Student Enrollments

In the third quarter of fiscal year 2021, student enrollments increased 22% year-over-year to 2,129. Aspen University generated 1,593 new student enrollments, up 16% year-over-year, attributable to strength in its Doctoral and Nursing + Other units. Aspen's BSN Pre-Licensure program also experienced strong growth from our recently launched campuses in Tampa and Austin given the tailwind of millennials looking for better paying, secure jobs. As previously disclosed, the Company intentionally slowed year-over-year enrollment growth at our Phoenix pre-licensure campuses. These campuses currently have a full pipeline of first-year online pre-requisite students. This decision moderated pre-licensure enrollment growth in the quarter to 15%.

USU delivered 536 new student enrollments, a 43% increase year-over-year, primarily from MSN-Family Nurse Practitioner (“FNP”) enrollments. The FNP enrollment growth is especially notable, given the demands on nursing professionals with COVID-19 infection rates accelerating throughout the past several months.
Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments
	Q3'20	Q4'20	Q1'21	Q2'21	Q3'21
Aspen University	1,371	1,344	1,779	2,010	1,593
USU	375	432	572	649	536
Total	1,746	1,776	2,351	2,659	2,129

Marketing Efficiency Ratio (MER) Analysis
AGI has developed a marketing efficiency ratio to continually monitor the unit economic performance of its business model.

Marketing Efficiency Ratio (MER) =	Revenue per Enrollment (RPE)
Cost per Enrollment (CAC)
Cost per Enrollment (CAC) (previously referred to as CPE)
The Cost per Enrollment measures the advertising investment spent in a given nine month period, divided by the number of new student enrollments achieved in that given nine month period, in order to obtain an average CAC.
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
In the third quarter of fiscal year 2021 the Marketing Efficiency Ratio (MER) for our universities remained above 11X, representing revenue-per-enrollment (LTV) over cost-per-enrollment (CAC), as shown in the table below:

	Third Quarter Marketing Efficiency Ratio
	Enrollments	CAC[1]	LTV[2]		Q3 '21 MER	Q3 '20 MER
Aspen University	1,593	$1,296	$14,737	[3]	11.4X	15.1X
USU	536	$1,574	$17,820	[4]	11.3X	16.2X
_____________________
1 Based on 6-month rolling weighted average CAC for each university’s enrollments
2 Weighted Lifetime Value (LTV) of a new student enrollment
3 Weighted average LTV for all Aspen University enrollments in the quarter
4 LTV for USU’s MSN-FNP Program

Compared to the prior year period, AGI’s weighted average cost of enrollment (CAC) increased 38%, from $989 to $1,365, as expected, given the Company launched marketing in two new metros and materially increased marketing spending the past two quarters and there has historically been a one to two quarter lag effect in increased marketing investment to revenue. See the table below.

	Third Quarter Weighted Average Cost of Enrollment
	Q3 '20 Enrollments	Q3'20 CAC[1]	Q3'21 Enrollments	Q3'21 CAC[1]	CAC % Change
Aspen University	1,371	$961	1,593	$1,296	35%
USU	375	$1,103	536	$1,574	43%
Weighted Average		$989		$1,365	38%

_____________________
1Based on 6-month rolling average
Bookings Analysis and ARPU

On a year-over-year basis, fiscal third quarter 2021 Bookings increased 24% to $33.0 million. The increase in Bookings led to a company-wide average revenue per enrollment (ARPU) increase by 2% to $15,513, reflecting the shift in the revenue mix toward higher LTV nursing licensure degree programs, partially offset by the planned flattening of first-year online pre-requisite student enrollments at the Phoenix BSN pre-licensure campuses.

	Third Quarter Bookings and Average Revenue Per Enrollment (ARPU)
	Q3'20 Enrollments	Q3'20 Bookings [1]	Q3'21 Enrollments	Q3'21 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,371	$19,855,050	1,593	$23,476,050
USU	375	$6,682,500	536	$9,551,520
Total	1,746	$26,537,550	2,129	$33,027,570	24%
ARPU		$15,199		$15,513	2%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
ASPEN UNIVERSITY’S PRE-LICENSURE BSN HYBRID (ONLINE/ON-CAMPUS) DEGREE PROGRAM
In July 2018, Aspen University through Aspen Nursing of Arizona, Inc. began its Pre-Licensure Bachelor of Science in Nursing degree program at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March semesters) and evening/weekend (January, May, September semesters) programs, equaling six semester starts per year. Moreover, in September 2019, Aspen University opened a second campus in the Phoenix metropolitan area in partnership with HonorHealth.
Aspen University’s innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses and $325/credit hour for online core nursing courses. For students with no prior college credits, the total cost of attendance is less than $50,000.

Aspen University’s BSN Pre-Licensure program is offered as a full-time, three-year (nine semester) program that is specifically designed for students who do not currently hold a state nursing license and have no prior nursing experience. Aspen University is admitting students into one of two program components: (1) a pre-professional nursing (PPN) component for students that have less than the required 41 general education credits completed (Year 1), and (2) the nursing core component for students that are ready to participate in the competitive evaluation process for entry (Years 2-3).
On the February 2, 2021 semester start date, Aspen University implemented its first double cohort enrollment at its main campus in Phoenix. Fifty-seven students entered the core BSN-PL program at the Main Campus, in two cohorts of 29 and 28, respectfully. Additionally, 29 students entered the program at the HonorHealth campus, bringing the total two-year core program semester starts in February, 2021 to 86 students, an increase of over 70% from the prior year period for this program in the Phoenix metro. Aspen University implements six semester start dates per annum in Arizona. With the introduction of double cohorts at its main campus in Phoenix, the university is on pace to start over 500 students per annum into the final two-year core program, up from the prior run rate of approximately 300 students. Given the revenue per student for the final two-year core program is approximately $20,000 per annum, that equates to an approximate $10 million revenue run rate per annum in the Phoenix metro, up from approximately $6 million with single cohorts, excluding revenues earned from over 1,750 first-year online pre-requisite students currently enrolled.
Pre-Licensure BSN Program - Campus Expansion

Tampa, Florida Campus

Aspen University has executed a definitive lease agreement for ten years to occupy approximately 30,000 square feet (Suites 150 and 450) of the Tampa Oaks I property located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Aspen University's initial PPN nursing student enrollments began on the December 8, 2020 semester start date.

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

In addition to the Round Rock campus, effective August 1, 2020, Aspen University executed a sublease to take over the remaining 20-month lease held by sublandlord National American University (NAU) to occupy approximately 7,200 square feet of their campus in the suburb of Georgetown, Texas, which is approximately 10 miles north of Aspen’s future Frontera Crossing campus in the suburb of Round Rock. In exchange, Aspen as subtenant, at no additional cost, shall have the right to utilize all the existing furniture, fixtures and equipment owned by sublandlord and the sublandlord will convey all such furniture, fixtures and equipment to subtenant via a bill of sale for $10.00. Aspen University's initial PPN nursing student enrollments began on the September 29, 2020 semester start date.

Nashville, Tennessee Campus

On March 8, 2021, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new Pre-Licensure Bachelor of Science in Nursing (BSN) campus in Nashville, Tennessee, with permission to commence marketing and begin to enroll first-year PPN students effective immediately. Aspen University is targeting to begin its initial (years 2-3) core program semester in Nashville in August, 2021.

The Nashville campus will be located at 1809 Dabbs Avenue, which is situated right on Interstate 40 east of downtown Nashville, four miles west of the Nashville airport. Clinical affiliation agreements have been executed with NorthCrest Medical Center, Trust Point Hospital, and Nashville General Hospital, among others.

AGI’s Plan for United States University (USU) to Implement MSN-FNP Weekend Immersions in Every Campus Metropolitan Area:

While lab hours to date have been done at USU’s San Diego facility, the rapid growth of the MSN-FNP program has caused AGI to plan to expand the lab immersions in multiple locations across the United States. For example, the Company has leased an additional suite on the ground floor of our main campus facility in Phoenix (by the airport) to begin offering weekend immersions for MSN-FNP students in both San Diego and Phoenix. We expect this additional clinical facility in Phoenix, as well as the Tampa campus clinical facility to be open at the end of this calendar year, for a total of three clinical facilities available for MSN-FNP weekend immersions scheduled to start in the current quarter ending April 30, 2021.

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
ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
The Company’s accounts receivable over the last several years has predominantly been a result of our groundbreaking monthly payment plan (or MPP) which we introduced in 2014 at Aspen University and subsequently in 2018 at United States University.
Since the beginning of fiscal year 2021, the monthly payment plan accounts receivable balance, both short-term and long-term, has increased by approximately $5.3 million. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan.

Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly.
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. Aspen University students paying tuition and fees through a monthly payment method grew by 11% year-over-year, from 5,966 to 6,652, representing 61% of Aspen University’s total active student body.
USU students paying tuition and fees through a monthly payment method grew 36% year-over-year, from 1,159 to 1,582, representing 62% of USU’s total active student body.
In history, we have issued approximately $70 million of credit to Aspen University’s MPP students, and to date, we have written off $631,000 or approximately 1% of that accounts receivable. Bad debt reserve for this accounts receivable is currently $2.5 million which we believe is conservative because our current collection history and analysis suggests that we will not ultimately need to write-off more than about 2.5% of that $70 million or a total or $1.8 million which includes the $631,000 written off to date.

USU’s MPP program had previously offered nurse practitioner students a 6-year MPP plan, offered from 2018 to 2019. The majority of the Company’s increase of accounts receivable this fiscal year is related to that MPP plan. Specifically, the

Company’s long-term accounts receivable during the first nine months of this fiscal year increased from $6.7 million to $9.9 million with USU accounting for 83% of that increase. The Company’s short-term accounts receivable during the nine month period of this fiscal year increased from $16.1 million to $18.8 million with USU accounting for 70% of that increase.

While the majority of the accounts receivable increase for the Company in the past year has been through issuing credit to Nurse Practitioner students at USU, the collection history of these FNP students is tracking materially better than the Company's collection history of Aspen University MPP students. From 2018 to 2019, the Company issued approximately $17 million of credit to USU FNP students on the six year payment plan. The Company has collected to date $8.3 million of that $17 million, so the remaining accounts receivable is approximately $8.7 million.

The total student count that makes up the $8.7 million of USU FNP MPP student accounts receivable is approximately 800 students; 44% of those 800 students have graduated, while 50% remain active students today in the university, and the remaining 6% are no longer enrolled. Of those 800 students, the Company currently has 43 students that have not made a recent monthly payment which accounts for total accounts receivable of $205,000 or 1.2% of the total credit issued to date. In other words, the Company is estimating this 6-year MPP accounts receivable to perform materially better than Aspen University's MPP history which has performed well to date.

Change in Business Mix and Relationship to Accounts Receivable

During the third quarter of fiscal year 2021, revenue from students using the Monthly Payment Plan increased by approximately 24.3% year over year, but declined as a percentage of total revenue for the second year in a row down from approximately 53.1% in Q3 Fiscal 2020 to 49.8% in Q3 Fiscal 2021, while total revenue increased 33% year over year.

Our highest lifetime value business unit is Aspen University’s Pre-Licensure BSN business. This is our fastest growing business unit and now represents 22% of total annual revenue. We expect the revenue from this unit to continue to grow as a percentage of our total revenue as we continue to expand our campus footprint from 4 to over 12 campuses over the next 4 years.

This change in our business mix is expected to have a meaningful impact on our accounts receivable and our allowance for doubtful accounts. The BSN Pre-Licensure program requires payment prior to the start of each term. This means that nearly 100% of all revenue from this program will be paid in advance; meaningfully reducing our accounts receivable and the allowance for doubtful accounts as a percentage of our total revenue.

As revenue from this program continues to grow as a percentage of overall revenue, we expect that we will see a corresponding increase in our cash flows from operations that in turn will allow AGI to turn cash flow positive and generate positive free cash flow over time.

In addition to this change in our business mix, we continue to evolve the analysis of our accounts receivable and expanded our analysis to include evaluation of all payment types, student status, and aging within programs. As we upgrade our financial systems we expect to gain greater ability to track discrete data faster and easier to support more proactive student engagement that we believe will improve the performance of our student receivable portfolio.

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

Reserving for Allowance for Doubtful Accounts and Charges to the Allowance
As part of the account receivable analysis discussed earlier, we evaluated our long-term MPP and other payment type student receivables. The analysis evaluated students in two categories: nursing and non-nursing. Based on our analysis of the payment details and student performance, in the fourth quarter of fiscal 2020, we elected to charge $152,000 of MPP receivables against the reserve for doubtful accounts. The MPP receivables will be evaluated in conjunction with our updated recovery and collection process and we expect results to be positive. For the nine months of fiscal 2021, no changes to the methodology were made and approximately $500,000 of student accounts receivable were written off. The Company continues to review accounts receivable for reasonableness and impact on results of operations.

Our accounts receivable remaining for former students are from 2018 or more recent with the exception of certain alumni from our nursing programs. We believe our analysis is appropriate and reasonable. We further believe that we are positioned to focus our enhanced recovery and collections efforts on delinquencies and past due amounts from recent graduates and current enrolled students.

Based on our review of accounts receivable, overall revenue growth trends and changes in our mix of business, we evaluated our reserve methodology and increased our reserve by $610,000 for Aspen University and by $60,000 for USU in the third quarter of fiscal year 2021. Note that the AGI's bad debt allowance started the quarter at $2.52 million and ended the quarter at $2.92 million.

As part of the process of evaluating our reserving methodology we also evaluated our processes in student accounts, and our accounts receivable recovery and collections processes. We have designed an enhanced recovery and collections process that is expected to begin recovery of student late payments earlier and manage these students more proactively during their course of study and post-graduation for MPP students.

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

At January 31, 2021, the allowance for doubtful accounts was $2,924,887 which represents approximately 10% of the gross accounts receivable balance of $28,744,052, the sum of both short-term and long-term receivables.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $6,701,136 at April 30, 2020 to $9,986,613 at January 31, 2021. The primary components of MPP are students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, they transition to long-term accounts receivable. Those are the two primary factors that have driven an increase in long-term accounts receivable.
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
On August 31, 2020, the closing price of the Company’s common stock was at least $9 for 20 consecutive trading days, resulting in 10% or 37,500 of the February 4, 2020 RSU grants to executives vesting immediately. Additionally, on September 2, 2020, the Company’s common stock was at least $10 for 20 consecutive trading days and 25% or 93,750 of the RSUs granted vested immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. See Note 7 "Stockholders' Equity" in "Item 1. Financial Statements" for additional information on the vesting terms for these RSUs. The accelerated amortization expense related to this transaction in the second quarter of fiscal year 2021 was approximately $1.2 million for the vesting of these 131,250 RSUs, which is included in general and administrative expense in the consolidated statement of operations.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock. The purpose of this Agreement is to allow the Company to sell common stock that has been surrendered from executive officers and director vesting events to pay their portion of withholding taxes as well as to pay the Company the strike price of options upon cashless exercise. As of the date of this filing, 449,632 shares of common stock have been sold under the Agreement for gross proceeds of $5,181,590. On February 8, 2021, the Company provided written notice to Canaccord of its election to the Agreement. This action terminates the Company’s at-the-market offering facility effective February 18, 2021.

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

COVID-19 Update

In our third fiscal quarter ending January 31, 2021, which has been historically a seasonally slower quarter given it falls during the holiday months of November and December, Aspen University saw approximately 4% less course registrations than seasonally expected in our Aspen Nursing + Other unit (which equates to approximately $110,000 of reduced revenue per month or $330,000 in the quarter relative to the Company’s forecast).

USU’s MSN-FNP program also saw a similar course start decline of approximately 4% in the quarter relative to the Company’s forecast, which equates to approximately $190,000 of reduced revenue for the quarter.

We believe COVID-19 ‘Wave Two’ was the key factor in the lower course starts than forecasted at both universities in the quarter, given that all the states in the country are now affected – not just some of the major metros. Our predominant student demographic of Registered Nurses (as of January 31, 2021, 9,277 of the Company’s 13,407 total active students or 69% are RNs) has been especially overwhelmed over the past several months, so this is not unexpected.

The status and/or reasons identified by our predominantly RN student body who constitute the lower course starts over the past several months fall into four categories; 1) rescheduling of upcoming course registrations to a later date, 2) requests for temporary leave of absence, 3) requests to delay placement into preferred clinical location timed with the facility accepting new in-person students again, and 4) course or program withdrawal requests due to family emergencies, pressures at work/emotional distress and lack of time.
The Company expects the COVID ‘Wave Two’ effect to continue throughout the current fourth fiscal quarter, as we are forecasting approximately 4.5% less course registrations than seasonally expected in our Aspen Nursing + Other unit and USU’s MSN-FNP program. Consequently, in our current fourth fiscal quarter ending April 30, 2021, we are expecting year-over-year revenue growth in the range of 31% - 33% ($18.4 - $18.7 million), versus the Company’s previous forecast of 36% growth or $19.1 million.
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended January 31, 2021 (“Q3 Fiscal 2021”) compared to the three months ended January 31, 2020 (“Q3 Fiscal 2020”), and for the nine months ended January 31, 2021 (“9M Fiscal Q3 2021”) compared to the nine months ended January 31, 2020 (“9M Fiscal Q3 2020”).
Revenue

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Revenue	$16,624,837	$4,086,897	33%	$12,537,940	$48,761,444	$13,779,557	39%	$34,981,887

Q3 Fiscal 2021 compared to Q3 Fiscal 2020

Revenue from operations for Q3 Fiscal 2021 increased to $16,624,837 from $12,537,940 for Q3 Fiscal 2020, an increase of $4,086,897 or 33%. The increase was primarily due to enrollment and student body growth in USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, the degree programs with the highest lifetime value (LTV), partially offset by the reduction in revenue as the result of a course start decline resulting from the impact of the COVID-19 pandemic. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.

Aspen University’s revenues in Q3 Fiscal 2021 increased 30% year-over-year, while USU's revenues in Q3 Fiscal 2021 increased 39% year-over-year.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 49% of total Company revenue in Q3 Fiscal 2021, while Aspen University’s Pre-Licensure BSN program delivered 22% of the Company’s revenues in Q3 Fiscal 2021. Finally, USU contributed 29% of the total revenues for Q3 Fiscal 2021.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
Revenue from operations for 9M Fiscal Q3 2021 increased to $48,761,444 from $34,981,887 for 9M Fiscal Q3 2020, an increase of $13,779,557 or 39%. The increase was primarily due to enrollment and student body growth in the degree programs with the highest lifetime value (LTV), partially offset by the reduction in revenue as the result of a course start decline resulting from the impact of the COVID-19 pandemic. The Company expects revenue growth to continue in future periods as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University’s revenues in 9M Fiscal Q3 2021 increased 35% year-over-year, while USU's revenues in 9M Fiscal Q3 2021 increased 52% year-over-year.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 51% of total Company revenue in 9M Fiscal Q3 2021, while Aspen University’s Pre-Licensure BSN program delivered 20% of the Company’s revenues in 9M Fiscal Q3 2021. Finally, USU contributed 29% of the total revenues for 9M Fiscal Q3 2021.
The Company expects the COVID ‘Wave Two’ effect to continue throughout the current fourth fiscal quarter, as we are forecasting approximately 4.5% less course registrations than seasonally expected in our Aspen Nursing + Other unit and USU’s MSN-FNP program. In our current fourth fiscal quarter ending April 30, 2021, we are expecting year-over-year revenue growth in the range of 31% - 33% ($18.4 - $18.7 million), versus the Company’s previous forecast of 36% growth or $19.1 million. Consequently, the Company now expects fiscal year 2021 annual revenue in the range of $67.2 million - $67.5 million or 37% - 38% growth year-over-year.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$7,559,951	$2,396,944	46%	$5,163,007	$20,732,254	$7,028,133	51%	$13,704,121
As a percentage of revenue	45%			41%	43%			39%
Q3 Fiscal 2021 compared to Q3 Fiscal 2020
Instructional costs and services
Instructional costs and services for Q3 Fiscal 2021 increased to $3,915,095 or 24% of revenues from $2,623,252 or 21% of revenues for Q3 Fiscal 2020, an increase of $1,291,843 or 49%. The increase was primarily due to more class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix, Austin and Tampa. For example, during the third quarter, nine full-time faculty members were hired to support the growth of the pre-licensure program in Phoenix including incremental staffing to prepare for double cohorts at the main campus in Phoenix for the core semester which started on February 2, 2021.
Aspen University instructional costs and services represented 22% of Aspen University revenues for Q3 Fiscal 2021, while USU instructional costs and services was 27% of USU revenues during Q3 Fiscal 2021.
Marketing and promotional
Marketing and promotional costs for Q3 Fiscal 2021 were $3,644,856 or 22% of revenues compared to $2,536,755 or 20% of revenues for Q3 Fiscal 2020, an increase of $1,105,101 or 44%. The increase of marketing as a percentage of revenues from 20% to 22% year-over-year in Fiscal Q3 2021 is a result of a planned advertising spending increase throughout Fiscal Year

2021, targeted primarily to our highest LTV programs. In addition, the third quarter was the first full quarter of pre-revenue marketing spend in our two new pre-licensure metros, Austin and Tampa.
Aspen University marketing and promotional costs represented 20% of Aspen University revenues for Q3 Fiscal 2021, while USU marketing and promotional costs was 21% of USU revenues for Q3 Fiscal 2021.
AGI corporate marketing expenses was $250,474 for Q3 Fiscal 2021 compared to $252,602 for Q3 Fiscal 2020, an immaterial decrease of less than 1%.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
Instructional costs and services
Instructional costs and services for 9M Fiscal Q3 2021 increased to $10,698,056 or 22% of revenues from $6,948,138 or 20% of revenues for 9M Fiscal Q3 2020, an increase of $3,749,918 or 54%. The increase was primarily due to more class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and the pre-licensure BSN campuses in Phoenix, Austin and Tampa.
Aspen University instructional costs and services represented 21% of Aspen University revenues for 9M Fiscal Q3 2021, while USU instructional costs and services was 25% of USU revenues during 9M Fiscal Q3 2021.
Marketing and promotional
Marketing and promotional costs for 9M Fiscal Q3 2021 were $10,034,198 or 21% of revenues compared to $6,755,983 or 19% of revenues for 9M Fiscal Q3 2020, an increase of $3,278,215 or 49%. The increase of marketing as a percentage of revenues from 19% to 21% year-over-year in 9M Fiscal Q3 2021 is a result of a planned advertising spending increase throughout Fiscal Year 2021, targeted primarily to our highest LTV programs, which has resulted in record new student enrollments during 1H Fiscal 2021. In addition, pre-revenue marketing spend commenced in the second quarter in our two new pre-licensure metros, Austin and Tampa.
Aspen University marketing and promotional costs represented 20% of Aspen University revenues for 9M Fiscal Q3 2021, while USU marketing and promotional costs was 18% of USU revenues for 9M Fiscal Q3 2021.
AGI corporate marketing expenses were $757,877 for 9M Fiscal Q3 2021 compared to $728,737 for 9M Fiscal Q3 2020, an increase of $29,139 or 4%.
General and administrative

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
General and administrative	$10,644,438	$2,019,397	23%	$8,625,041	$30,723,349	$8,110,107	36%	$22,613,242
As a percentage of revenue	64%			69%	63%			65%

Q3 Fiscal 2021 compared to Q3 Fiscal 2020

General and administrative costs for Q3 Fiscal 2021 were $10,644,438 or 64% of revenues compared to $8,625,041 or 69% of revenues during Q3 Fiscal 2020, an increase of $2,019,397 or 23%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, new campus expansion costs of approximately $0.4 million at Aspen University, merchant banking fees and insurance expense. In connection with the resignation of the former Chief Financial Officer on February 25, 2021, the Company expects to incur nonrecurring accelerated stock-based compensation expense of approximately $0.6 million related to the automatic vesting of RSUs and options during the fourth quarter of 2021.
Aspen University general and administrative costs which are included in the above amount represented 36% of Aspen University revenues for Q3 Fiscal 2021. The increase was due, in part, to new campus expansion costs of approximately $0.4 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets.

USU general and administrative costs equaled 44% of USU revenues for Q2 Fiscal 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business.

AGI’s general and administrative costs for Q3 Fiscal 2021 and Q3 Fiscal 2020 which are included in the above amounts equaled $4.2 million and $2.8 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, and increases in banking fees and insurance expense.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
General and administrative costs for 9M Fiscal Q3 2021 was $30,723,349 or 63% of revenues compared to $22,613,242 or 65% of revenues for 9M Fiscal Q3 2020, an increase of $8,110,107 or 36%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and other-employee related costs, accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million at AGI in Q2 Fiscal 2021, new campus expansion costs of approximately $0.6 million at Aspen University; and increases in merchant banking fees and insurance expense. In connection with the resignation of the former Chief Financial Officer on February 25, 2021, the Company expects to incur nonrecurring accelerated stock-based compensation expense of approximately $0.6 million related to the automatic vesting of RSUs and options during the fourth quarter of 2021.
The remaining $12 tranche related to the Executive RSU grant has approximately $1.7 million of total unrecognized compensation expense at January 31, 2021, which is being amortized over the remaining period through February 4, 2024 when all RSUs will vest subject to continued employment, that could accelerate during the next two years. If our common stock meets the $12 price target, all remaining amortization will accelerate. Of the remaining approximately $1.7 million of total unrecognized compensation expense related to the $12 tranche of the executive RSU grant discussed above, the expense portion related to the Company's former Chief Financial Officer was approximately $0.3 million, which will be forfeited in February 2021.
Aspen University general and administrative costs which are included in the above amount represented 34% of Aspen University revenues for 9M Fiscal Q3 2021. The increase was primarily due to new campus expansion costs of approximately $0.6 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets.
USU general and administrative costs equaled 42% of USU revenues for 9M Fiscal Q3 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business.

AGI corporate general and administrative costs for 9M Fiscal Q3 2021 and 9M Fiscal Q3 2020 which are included in the above amounts was $13.1 million and $6.7 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, non-cash accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million, and increases in banking fees and insurance expense.
Bad debt expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Bad debt expense	$670,000	$667,453	26,205%	$2,547	$1,702,000	$1,050,795	161%	$651,205
As a percentage of revenue	4%			—%	3%			2%

Q3 Fiscal 2021 compared to Q3 Fiscal 2020
Bad debt expense for Q3 Fiscal 2021 increased to $670,000 from $2,547 for Q3 Fiscal 2020, an increase of $667,453. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly, as well as $270,000 of Aspen University student accounts were written off.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
Bad debt expense for 9M Fiscal Q3 2021 increased to $1,702,000 from $651,205 for 9M Fiscal Q3 2020, an increase of $1,050,795, or 161%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly, as well as approximately $500,000 of Aspen University student accounts were written off in 9M Fiscal Q3 2021.

Depreciation and amortization

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Depreciation and amortization	$535,273	$59,880	13%	$475,393	$1,552,254	$(157,938)	(9)%	$1,710,192
As a percentage of revenue	3%			4%	3%			5%

Q3 Fiscal 2021 compared to Q3 Fiscal 2020

Depreciation and amortization for Q3 Fiscal 2021 increased to $535,273 from $475,393 for Q3 Fiscal 2020, an increase of $59,880, or 13%. The increase in depreciation and amortization expense is due primarily to investments in developed capitalized software to support the Company's services and computer equipment.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
Depreciation and amortization for 9M Fiscal Q3 2021 decreased to $1,552,254 from $1,710,192 for 9M Fiscal Q3 2020, a decrease of $157,938, or 9%. The decrease in depreciation and amortization expense is due primarily to intangible assets becoming fully amortized at USU, partially offset by investments in developed capitalized software to support the Company's services and computer equipment.
Other expense, net

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Other expense, net	$19,981	$(517,860)	(96)%	$537,841	$2,135,484	$900,363	73%	$1,235,121
Q3 Fiscal 2021 compared to Q3 Fiscal 2020

Other expense, net in Q3 Fiscal 2021 of $19,981 primarily includes interest expense related to the commitment fees on the undrawn $5 million Revolving Credit Facility which matures on November 4, 2021; with a 2% commitment fee on the undrawn portion payable quarterly. With the conversion of the $10 million Convertible Notes on September 14, 2020, the Company does not intend to borrow under this Facility.

Other expense, net in Q3 Fiscal 2020 of $537,841 includes: interest expense of $571,958 primarily related to (i) the $10 million Senior Secured Term Loans issued on March 6, 2019, with an annual interest rate of 12% payable monthly, (which were cancelled and exchanged for the $10 million Convertible Notes on January 22, 2020) and the write-off of the debt discount in connection with a debt extinguishment related to issued $10 million Convertible Debt on January 22, 2020 (the write-off was approximately $200,000 and included in one-time expense items); and (ii) the commitment fees on the $5 million Revolving Credit Facility; partially offset by $34,117 of other income.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
Other expense, net in 9M Fiscal Q3 2021 of $2,135,484 primarily includes: interest expense of (i) a non-cash charge of $1.4 million of accelerated amortization expense related to the conversion of the $10 million Convertible Notes which occurred on September 14, 2020; (ii) $0.5 million for the $10 million Convertible Notes issued on January 22, 2020 as well as the commitment fee on the $5 million Revolving Credit Facility; (iii) an adjustment of $0.3 million related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal 2019 revenue; (iv) a non-cash modification and accelerated amortization charges of $0.2 million related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $0.3 million of other income.
Other expense, net in 9M Fiscal Q3 2020 of $1,235,121 includes: interest expense of $1.4 million primarily related to (i) the $10 million Senior Secured Term Loans issued on March 6, 2019 and the write-off of debt discount in connection with a debt extinguishment related to issued $10 million Convertible Debt on January 22, 2020 (the write-off was approximately $200,000 and included in one-time expense items); and (ii) the commitment fees on the $5 million Revolving Credit Facility; partially offset by $0.2 million of other income.
Net loss

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Net loss	$(2,815,266)	$(534,214)	(23)%	$(2,281,052)	$(8,128,987)	$(3,134,485)	(63)%	$(4,994,502)

Q3 Fiscal 2021 compared to Q3 Fiscal 2020

Net loss was $(2,815,266), or net loss per basic and diluted share of $(0.11) for Q3 Fiscal 2021 as compared to $(2,281,052), or net loss per share of $(0.12) for Q3 Fiscal 2020, or an increase in net loss of $(534,214), or (23)%.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020

Net loss was $(8,128,987), or net loss per basic and diluted share of $(0.35) for 9M Fiscal Q3 2021 as compared to $(4,994,502), or net loss per share of $(0.26) for 9M Fiscal Q3 2020, or an increase in net loss of $(3,134,485), or (63)%.

This increase in net loss of $3.1 million includes $2.6 million of non-cash items previously disclosed ($1.2 million non-cash charge related to the RSU vesting, and the $1.4 million charge related to the conversion of $10 million Convertible Notes). Without these two items, the net loss increase would have been approximately $0.5 million. This $0.5 million increase in net loss year-over-year is primarily a result of the new campus costs (approximately $0.4 million) disclosed above.
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
9M Fiscal Q3 2021 primarily includes non-cash stock-based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs and non-recurring charges includes a $1.4 million interest expense charge related to the conversion of $10 million Convertible Notes and $0.1 million of interest expense which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.

The following table presents a reconciliation of net loss and earnings (loss) per share to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Earnings (loss) per share	$(0.11)	$(0.12)	$(0.35)	$(0.26)
Weighted average number of common stock outstanding*	24,544,334	19,420,987	23,354,036	19,046,558
Net loss	$(2,815,266)	$(2,281,052)	$(8,128,987)	$(4,994,502)
Add back:
Stock-based compensation	701,170	347,210	3,019,828	1,341,245
Non-recurring charges	—	1,010,123	1,906,203	1,143,072
Adjusted Net (Loss)	$(2,114,096)	$(923,719)	$(3,202,956)	$(2,510,185)

Adjusted (Loss) per Share	$(0.09)	$(0.05)	$(0.14)	$(0.13)
________________
*Same share count used for GAAP and non-GAAP financial measures.

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net loss	$(2,815,266)	$(2,281,052)	$(8,128,987)	$(4,994,502)
Interest expense, net	33,436	570,020	2,018,176	1,416,784
Taxes	10,460	98,173	45,090	243,035
Depreciation and amortization	535,273	475,393	1,552,254	1,710,192
EBITDA	(2,236,097)	(1,137,466)	(4,513,467)	(1,624,491)
Bad debt expense	670,000	2,547	1,702,000	651,205
Stock-based compensation	701,170	347,210	3,019,828	1,341,245
Non-recurring charges	—	1,010,123	419,437	1,143,072
Adjusted EBITDA	$(864,927)	$222,414	$627,798	$1,511,031

Q3 Fiscal 2021 compared to Q3 Fiscal 2020
The Company had a net loss $(2,815,266) for Q3 Fiscal 2021 compared to a net loss of $(2,281,052) for Q3 Fiscal 2020, EBITDA loss of $(2,236,097) for Q3 Fiscal 2021 compared to an EBITDA loss of $(1,137,466) for Q3 Fiscal 2020 and Adjusted EBITDA decreased to $(0.9) million for Q3 Fiscal 2021 from Adjusted EBITDA of $0.2 million for Q3 Fiscal 2020.

Aspen University generated $1.4 million of net income, EBITDA of $1.9 million and Adjusted EBITDA of $2.5 million in Q3 Fiscal 2021 as compared to $1.3 million of net income, EBITDA of $1.6 million and Adjusted EBITDA of $1.9 million in Q3 Fiscal 2020.
Aspen’s Pre-Licensure BSN program generated an EBITDA margin of 28%, as the unit delivered $1.0 million of the $1.9 million EBITDA generated at Aspen University in Q3 Fiscal 2021, as compared to $0.6 million of the $1.6 million EBITDA generated in Q3 Fiscal 2020. Aspen’s Pre-Licensure BSN program in the Phoenix metro generated EBITDA of $1.8 million or a margin of 52%, offset by the two new campuses incurring an EBITDA loss of ($0.8) million for Q3 Fiscal 2021.

USU generated net income of $0.3 million, EBITDA of $0.4 million and Adjusted EBITDA of $0.5 million in Q3 Fiscal 2021 as compared to net income of less than $0.1 million, EBITDA of $0.2 million and Adjusted EBITDA of $0.2 million in Q3 Fiscal 2020.

AGI corporate incurred a net loss of $(4.5 million), EBITDA of ($4.5 million) and Adjusted EBITDA of ($3.8 million) in Q3 Fiscal 2021 as compared to a net loss of $(3.6 million), EBITDA of ($3.0 million) and Adjusted EBITDA of ($1.9 million) in Q3 Fiscal 2020.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
The Company had a net loss of $(8,128,987) for 9M Fiscal Q3 2021 compared to a net loss of $(4,994,502) for 9M Fiscal 2020, EBITDA loss of $(4,513,467) for 9M Fiscal Q3 2021 compared to an EBITDA loss of $(1,624,491) for 9M Fiscal Q3 2020 and Adjusted EBITDA decreased to $627,798 for 9M Fiscal Q3 2021 from Adjusted EBITDA of $1,511,031 for 9M Fiscal Q3 2020.

Aspen University generated $5.9 million of net income, EBITDA of $7.3 million and Adjusted EBITDA of $9.0 million in 9M Fiscal Q3 2021 as compared to $4.0 million of net income, EBITDA of $5.0 million and Adjusted EBITDA of $6.0 million in 9M Fiscal Q3 2020. Aspen’s Pre-Licensure BSN program accounted for $3.1 million of the $7.3 million EBITDA generated at Aspen University in 9M Fiscal Q3 2021 as compared to $1.5 million of the $5.0 million EBITDA generated in 9M Fiscal Q3 2020.

USU generated net income of $1.9 million, EBITDA of $2.0 million and Adjusted EBITDA of $2.3 million in 9M Fiscal Q3 2021 as compared to net loss of $(0.2) million, EBITDA of $0.5 million and Adjusted EBITDA of $0.8 million in 9M Fiscal Q3 2020.

AGI corporate incurred a net loss of $(15.9 million), EBITDA of ($13.9 million) and Adjusted EBITDA of ($10.6 million) in 9M Fiscal Q3 2021 as compared to a net loss of $(8.8 million), EBITDA of ($7.1 million) and Adjusted EBITDA of ($7.0 million) in 9M Fiscal Q3 2020. Adjusted EBITDA in 9M Fiscal Q3 2021 includes non-cash stock based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and $419,437 of non-recurring charges in Q1 Fiscal 2021. EBITDA in Q2 Fiscal 2021 includes $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020. An additional non-recurring item in Q1 Fiscal 2021 of $123,947 is included in interest expense, net, which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender. Adjusted EBITDA in 9M Fiscal Q3 2020 includes one-time expense items primarily related to the January 2020 equity financing and the CFO transition.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA by business unit:

	Three Months Ended January 31, 2021
	Consolidated	AGI Corporate	Aspen BSN Pre-Licensure		AU Online	AU Total	USU
Net income (loss)	$(2,815,266)	$(4,537,882)	$989,100	[1]	$386,259	$1,375,359	$347,257
Interest expense, net	33,436	33,516	—		—	—	(80)
Taxes	10,460	3,600	—		6,800	6,800	60
Depreciation and amortization	535,273	15,540	25,000		467,303	492,303	27,430
EBITDA	(2,236,097)	(4,485,226)	1,014,100	[1]	860,362	1,874,462	374,667
Bad debt expense	670,000	—	—		610,000	610,000	60,000
Stock-based compensation	701,170	692,244	—		(12,468)	(12,468)	21,394
Adjusted EBITDA	$(864,927)	$(3,792,982)	$1,014,100	[1]	$1,457,894	$2,471,994	$456,061

1Aspen’s BSN Pre-Licensure program accounted for net income of $1.0 million (which includes $1.8 million of net income from the Phoenix metro, offset by the net loss of ($0.8) million in the Austin and Tampa metros) of the $1.4 million generated at Aspen University. Aspen’s BSN Pre-Licensure program accounted for EBITDA of $1.0 million of the $1.9 million EBITDA generated at Aspen University, operating at an EBITDA margin of 28% - the highest margin unit of the Company. Reconciliation from net income to EBITDA and Adjusted EBITDA for the Aspen BSN Pre-Licensure program delivers the same result, as there were no material interest, taxes, depreciation and amortization expenses incurred in this unit.

Adjusted Gross Profit
AGI defines Adjusted Gross Profit as GAAP Gross Profit including amortization expense which is included in cost of revenue on the statements of operations. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit inclusive of amortization:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
GAAP Gross Profit	$8,691,601	$7,094,150	$26,971,682	$20,497,674
Add back amortization expense included in cost of revenue:
Intangible asset amortization	10,255	15,637	32,718	51,696
Call center software/website amortization	363,030	265,146	1,024,790	728,396
Total amortization included in cost of revenue	373,285	280,783	1,057,508	780,092
Adjusted Gross Profit	$9,064,886	$7,374,933	$28,029,190	$21,277,766

Revenue	$16,624,837	$12,537,940	$48,761,444	$34,981,887
Cost of Revenue	7,559,951	5,163,007	20,732,254	13,704,121
Adjusted Gross Profit	$9,064,886	$7,374,933	$28,029,190	$21,277,766

GAAP Gross Profit as a % of revenue	52%	57%	55%	59%
Adjusted Gross Profit as a % of revenue	55%	59%	57%	61%

Q3 Fiscal 2021 compared to Q3 Fiscal 2020
GAAP Gross profit increased by 23% to $8,691,601 or 52% gross margin for Q3 Fiscal 2021 from $7,094,150 or 57% gross margin in Q3 Fiscal 2020. Adjusted Gross profit increased 23% to $9,064,886 or 55% gross margin for Q3 Fiscal 2021 from $7,374,933 or 59% gross margin in Q3 Fiscal 2020.

Aspen University GAAP Gross Profit represented 54% of Aspen University revenues for Q3 Fiscal 2021, and USU GAAP Gross Profit represented 53% of USU revenues for Q3 Fiscal 2021.

Aspen University GAAP Gross Profit includes the impact of increased spend in our two new pre-licensure metros, Austin and Tampa, and incremental staffing expense to prepare for double cohorts at the main campus in Phoenix for the core semester which started on February 2, 2021.
9M Fiscal Q3 2021 compared to 9M Fiscal Q3 2020
GAAP Gross Profit increased by 32% to $26,971,682 or 55% gross margin for 9M Fiscal Q3 2021 from $20,497,674 or 59% gross margin in 9M Fiscal Q3 2020. Adjusted Gross profit increased 32% to $28,029,190 or 57% gross margin for 9M Fiscal Q3 2021 from $21,277,766 or 61% gross margin in 9M Fiscal Q3 2020.
Aspen University GAAP Gross Profit represented 57% of Aspen University revenues for 9M Fiscal Q3 2021, and USU GAAP Gross Profit represented 58% of USU revenues for 9M Fiscal Q3 2021.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Nine Months Ended January 31,
	2021	2020
Net cash (used in) provided by
Operating activities	$(5,275,719)	$(3,825,265)
Investing activities	(2,909,088)	(1,940,879)
Financing activities	3,660,492	16,767,411
Net decrease in cash	$(4,524,315)	$11,001,267
Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended January 31, 2021 consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation, bad debt expense, depreciation and amortization expense, amortization of debt discounts and issue costs, warrants issued for services, modification charge for warrants exercised, common shares issued for services and other adjustments.
Adjustments to net loss consist primarily of stock-based compensation of $3,019,828, bad debt expense of $1,702,000, amortization of debt discounts of $1,550,854, and depreciation and amortization expense of $1,552,254. The increase from changes in working capital primarily consists of increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $6,493,238 and other current assets of $1,205,083, partially offset by an increase in deferred revenue of $1,887,377 and accrued expenses of $1,756,102. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. Other current assets increased primarily due to reimbursable tenant improvement costs of $1.3 million paid in Fiscal 2021 related to the build out of the Tampa and Austin campuses. The increase in deferred revenue is due primarily to timing of billings for class starts. The increase in accrued expenses is due primarily to accrual of executive bonus for Fiscal 2021, accrued payroll due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and an increase in accrued marketing due to timing.
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
Net cash used in operations for the nine months ended January 31, 2020 consist primarily of depreciation and amortization expense of $1,710,192, stock-based compensation of $1,782,472 and bad debt expense of $651,205. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $7,104,911, partially offset by increases in deferred revenue of $3,237,878 and $1,137,244 due to students. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. The increase in deferred revenue is due primarily to timing of billings for class starts.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended January 31, 2021 includes purchases of property and equipment of $2,877,758 primarily due to investments in computer equipment and hardware, Company developed software and new campuses; and purchases of courseware and accreditation of $31,330.
Net cash used in investing activities for the nine months ended January 31, 2020 includes purchases of property and equipment of $1,929,878 primarily due to investments in Company developed software, computer equipment and hardware, instructional equipment and new campuses; and purchases of courseware and accreditation of $11,001.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended January 31, 2021 includes proceeds from stock options exercised of $2,578,700 and proceeds from warrants exercised of $1,081,792 received from the cash exercise of warrants associated with the Term Loan and Revolving Credit Facility.
Net cash provided by financing activities for the nine months ended January 31, 2020 includes proceeds from the sale of common stock, net of underwriter costs of $16,044,879 and proceeds from stock options exercised of $768,381, partially offset by $51,282 of disbursements for equity offering costs.

Liquidity and Capital Resources
At March 11, 2021, the Company had cash deposits of approximately $13.4 million and approximately $4.0 million of restricted cash. Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.
The Company also has access to a $5 million Revolving Credit Facility. At January 31, 2021 and April 30, 2020, there were no outstanding borrowings under this credit facility. With the conversion of the Convertible Notes on September 14, 2020, the Company does not intend to borrow under this facility.

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
In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this standard effective April 30, 2018. We have selected an April 30 annual goodwill impairment test date.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing.

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is the amount by which the carrying amount exceeds the fair value.
When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by a component where the goodwill is recorded, as well as determining a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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
RSUs are awards in the form of shares denominated in the equivalent number of shares of ASPU common stock and with the value of each RSU being equal to the fair value of ASPU common stock at the date of grant. RSU awards may be subject to service-based vesting, where a specific period of continued employment must pass before an award vests and/or other vesting restrictions based on the nature and recipient of the award. For RSU awards, the expense is typically measured at the grant date as the fair value of ASPU common stock and expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of January 31, 2021.
Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the impact of COVID-19 on our fourth fiscal quarter revenues and the economic impact on us beyond that, the number of new nursing campuses and the timing of opening new locations, the timing of our planned USU MSN-FNP weekend lab immersion expansions, the expected effect of telehealth partnership with A-APN, including in relation to expected graduation dates, the future amortization of price based Restricted Stock Units and the timing of any possible acceleration, our estimates concerning Lifetime Value, MER, and ARPU, our fiscal 2021 revenues and revenue growth, our future early losses from, and capital expenditures related to, the opening of new campuses, our estimates as to our accounts receivable and allowance for doubtful accounts, including as a percentage of total revenue and our future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, the continued ability of our in-house CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, national and local economic factors including the substantial impact of the COVID-19 pandemic on our Aspen nursing programs (other than the pre-licensure programs) and the economy, any delays, side effects or other issues occurring in the manufacturing, delivery and administration of COVID-19 vaccines, the competitive impact from the trend of major non-profit and for-profit universities marketing online family nurse practitioner programs, unfavorable regulatory changes, including at the state level, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including our Prospectus Supplement dated August 31, 2020 and our Annual Report on Form 10-K for the year ended April 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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
ITEM 1A. RISK FACTORS

None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Effective March 16, 2021, the Compensation Committee of the Company’s Board of Directors has adopted resolutions clarifying vesting terms of the RSUs granted to the executive officers of the Company on February 4, 2020, as disclosed in more detail the Current Report on Form 8-K filed on February 10, 2020. Specifically, the RSUs vest on February 4, 2024, subject to accelerated vesting if the closing price of the Company’s common stock on The Nasdaq Global Market is at least $12 per share for 20 consecutive trading days and subject in each case to continued service as an executive officer as of each applicable vesting date.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	2018 Equity Incentive Plan, as amended*				Filed
10.2	Employment Agreement dated December 1, 2020 - Robert Alessi*				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aspen Group, Inc.

March 16, 2021	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

March 16, 2021	By:	/s/ Robert Alessi
Robert Alessi Chief Financial Officer (Principal Financial Officer)