Form 10-K
period 2021-04-30
ASPEN GROUP, INC.
filed 2021-07-13
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $226 million based on a closing price of $9.38 on October 31, 2020.
The number of shares outstanding of the registrant’s classes of common stock, as of July 9, 2021 was 25,068,269 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
ITEM 1. BUSINESS.
Aspen Group, Inc. ("AGI") is an education technology holding company. AGI has two subsidiaries, Aspen University Inc. ("Aspen University") organized in 1987 and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
Description of Business
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2021, 12,046 of 13,886 or 87% of all active students across both universities are degree-seeking nursing students. Of the 12,046 students seeking nursing degrees, 9,664 are Registered Nurses (RNs) studying to earn an advanced degree at Aspen University (7,028) and United States University (2,636), while the remaining 2,382 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
In March 2014, Aspen University began offering a monthly payment plan available to all students across every online degree program offered by Aspen University. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU began offering monthly payment plans in the summer of 2017. Today, USU monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Masters of Nursing-Family Nurse Practitioner (“FNP”) program ($375/month).
Fiscal 2022 'Aspen 2.0' Business Plan Overview
The Company completed fiscal year 2021 by exceeding its year-over-year growth goals including enrollment growth of 22% (enrollments: 9,321) and revenue growth of 38% ($67.8 million). For fiscal year 2022, the Company is implementing what we are calling the ‘Aspen 2.0’ business plan. Aspen 2.0 is designed to deliver maximum efficiency as defined by revenue earned from each marketing dollar spent. Growth spending will be focused on our highest efficiency businesses to accelerate the growth in these units, with decreased spending in our lowest efficiency unit (an area where high growth is not essential) specifically, we plan to reduce marketing spending in our traditional AU Nursing + Other unit. In addition, we plan to reduce spending in our Phoenix metro BSN Pre-Licensure, which is nearing capacity. Those marketing dollars will be redirected towards high LTV programs, specifically our three new BSN Pre-Licensure metros, AU’s online doctoral programs, and USU's MSN-FNP program.

We are forecasting that this ‘maximum efficiency’ spending plan will result in roughly a 1% total enrollment increase, translating to an increase of bookings year-over-year of 6%, from $143.4 million to $151.3 million, which continues to set the Company up for consistent, sustained growth in the coming years. Moreover, this spending plan is forecasted to decrease our advertising spending to approximately 17% of revenue in fiscal year 2022, down from 19% in fiscal year 2021.

Lastly, we plan to delay our next BSN Pre-Licensure campus launch to the Spring of 2022, or approximately at the end of fiscal year 2022. Our next metro launch will be in a Tier 1 market with a population larger than the Phoenix metro. The combination of reducing advertising spend growth and pushing out the next BSN Pre-Licensure campus launch gives us a clear line of sight to increasing leverage, lowering cash burn and reducing losses in fiscal 2022. We believe this will permit us to achieve our near-term goal of GAAP profitability and turning cash flow positive by the fourth quarter of fiscal 2022.

The table below shows the actual advertising spend, enrollments and bookings by university for fiscal year 2021 and estimated advertising spend, enrollments and bookings by university for fiscal year 2022, as well as forecasted year-over-year changes.

Advertising Budgets, Enrollments and Bookings by University

	Fiscal Year 2021			Fiscal Year 2022
	(actual)			(forecast)
(Dollar amounts in millions)	Advertising Spend	Enrollment	Bookings	Advertising Spend	Enrollment		Bookings
AU Total	$9.3	6,975	$101.6	$10.0	6,470	*	$98.7
Forecasted Change (%)				8%	(7)%		(3)%

USU (primarily MSN-FNP)	$3.5	2,346	$41.8	$4.4	2,950		$52.6
Forecasted Change (%)				26%	26%		26%

AGI Total	$12.8	9,321	$143.4	$14.4	9,420		$151.3
As a percentage of Total Revenue	19%			17%
Forecasted Change (%)				13%	1%		6%

*AU has begun proactively reducing spend and enrollments in the BSN Pre-Licensure Phoenix market given the pipeline of first-year Pre-Professional Nursing (PPN) online students in the Phoenix metro is nearing its 1,650 target capacity. Consequently, AU projects ~1,000 BSN Pre-Licensure enrollments in the Phoenix metro in FY’22, a reduction from ~1,600 in FY’21.

On a Company-wide basis, as the chart indicates, the plan is to moderately increase advertising spend by 13% in fiscal year 2022, which will deliver an estimated 1% increase in enrollments and 6% increase in bookings in the fiscal year given the spending increases are directed to the three highest lifetime value (LTV) and highest cost-of-enrollment (COE) degree programs (specifically, AU’s Online Doctoral programs, USU MSN-FNP program, and AU BSN Pre-Licensure Austin, Tampa and Nashville markets).

Accreditation
Since 1993, Aspen University has been accredited by the Distance Education Accrediting Commission ("DEAC"), an institutional accrediting agency recognized by the United States Department of Education ("DOE") and the Council for Higher Education Accreditation ("CHEA"). On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.
Since 2009, USU has been accredited by WASC Senior College and University Commission ("WSCUC"), an institutional accrediting agency recognized by the United States Department of Education ("DOE") and the Council for Higher Education Accreditation ("CHEA"). Its current accreditation period extends through 2022.
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

In each of these categories, there are a number of software as a service ("SaaS") companies that offer solutions for higher education. Most universities and OPMs license one or all of these systems. In studying these systems, we concluded that there was no reasonable way to have these three separately licensed systems fluently talk to each other to achieve our end goal of having real-time data on every aspect of a student's career – whether it be academic in nature or personal, financial or other behavioral aspects.

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

Phase two is designed to achieve materially higher persistence rates among our student body, and is targeted to be launched in calendar year 2022. We believe the biggest persistence challenge among the growing population of fully online students in the U.S. is the lack of timely student support.

Specifically, students struggle in many different ways during their academic career (academic, financial, personal, and time management, to name a few) and institutions and OPMs lack the ability to obtain timely information on how students are performing and the struggles they are experiencing across all of these areas, and then provide timely student support to overcome these issues. Our CRM is intended to turn our student services departments into a proactive student support group vs. traditional student services departments that simply react to student issues in a defensive manner (often times when it is too late). Specifically, when completed, CRM will alert an Academic Advisor when an at-risk event occurs, in real-time, so the advisor can contact the student to discuss ways to mitigate or solve the issue.

Our in-house CRM, when completed, does not exist in the higher education market and we believe it will drive industry-leading persistence rates and therefore higher LTVs over time. More importantly, this holds promise to deliver better student outcomes meaning higher graduation rates and therefore higher returns on students’ education investments.

Emphasis on Online Education - The curriculum for all courses at AGI's universities are designed primarily for online delivery. Two nursing degree programs at AGI's universities require clinical practice: Aspen University's BSN Pre-Licensure hybrid (online/on-campus) nursing program and USU’s MSN-FNP hybrid (online/on-campus) nursing program. In addition, USU's Bachelor of Arts in Liberal Studies degree, Teacher Credentialing tracks require field experience/student teaching. Online, we provide students the flexibility to study and interact at times that suit their schedules. We design our online/on-campus sessions and materials to be interactive, dynamic and user friendly. Due to its emphasis on online education, both Aspen’s and USU’s students did not experience a disruption in their education throughout the COVID-19 pandemic.
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
Highly Scalable and Profitable Business Model - We believe our education model, our relatively low student acquisition costs, and our flexible faculty cost model enable us to expand our operating margins. As we increase student enrollments, we are able to scale our online business on a variable basis through growing the number of full-time and adjunct faculty members after we reach certain enrollment metrics (not before). A single adjunct faculty member can work with as little as one student or as many as 50 at any given time. A full-time faculty member works with a maximum of 110 students at any given time.
We also believe our hybrid BSN Pre-Licensure Program has significant potential since there are large waiting lists of applicants at many public universities that offer BSN Pre-Licensure programs in major U.S. metropolitan areas. According to AACN’s report on 2019-2020 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 80,407 qualified applicants from baccalaureate and graduate nursing programs in 2019 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors and budget constraints
(https://www.aacnnursing.org/Portals/42/News/Factsheets/Faculty-Shortage-Factsheet.pdf).

Our experience in the Phoenix metropolitan area has confirmed the existence of a backlog. Throughout our third full fiscal year marketing the program, Aspen University increased its active student body from 1,521 to 1,975 in its BSN Pre-Licensure Program in the Phoenix metropolitan area. As a reminder, the Company opened two additional new metro locations in fiscal year 2021 (Austin and Tampa). We have not yet replicated the same results with our campuses in the two other metros.

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
Industry Overview
According to Department of Education reports, among college students that study exclusively online, public and private not-for-profits represent the majority of students -- 79% of the total in fall 2017. All of the online growth since fall 2012 came at not-for-profit schools, as online enrollment fell at for-profit schools during this period, decreasing private for-profit institutions’ market share to 21% of total online enrollment from 35% in fall 2012. However, for those that do attend for-profit institutions, the bulk of those students attend online. Additionally, according to the Lumina Foundation, approximately 38% of students enrolled in U.S. degree granting institutions are over the age of 25, and approximately 58% of these students are working adults.
In terms of the nursing sector, job opportunities for registered nurses are expected to grow faster than the average growth for all occupations, or approximately 7%, between 2019 and 2029, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2019-20 Edition. However, despite the anticipated growth in job opportunities, over 80,400 qualified applications were not accepted by entry-level baccalaureate and graduate nursing programs according to the 2019-2020 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing to report from the American Association of Colleges of Nursing (https://www.aacnnursing.org/Portals/42/News/Factsheets/Faculty-Shortage-Factsheet.pdf). These statistics suggest there continues to be unmet demand from qualified students for nursing educational programs.
Competition
According to the most recent 2019 Digest of Education Statistics (nces.ed.gov), there are more than 4,300 U.S. colleges and universities serving traditional college age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are universities that primarily enroll online students. Our primarily online university competitors include: American Public Education, Inc. (Nasdaq: APEI), Adtalem Global Education (NYSE: ATGE), Apollo Education Group, Inc., Grand Canyon Education, Inc. (Nasdaq: LOPE), Strategic Education, Inc. (Nasdaq: STRA), and Western Governors University.
We believe that these competitors have degreed enrollments ranging from approximately 38,000 to over 100,000 students. As of April 30, 2021, AGI had 13,886 active degree-seeking students enrolled. Because of the current COVID-19 pandemic, we may face more online competition in the future.
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
•Name recognition; and
•Convenience.
Academics
Aspen University
School of Nursing and Health Sciences
School of Education
School of Business and Technology
School of Arts and Sciences
United States University
College of Nursing and Health Sciences
College of Business and Technology
College of Education
Sales and Marketing
Following Mr. Michael Mathews becoming our Chief Executive Officer in 2011, he and his team made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about our Internet marketing program is that we have not used and have no plans in the near future to acquire non-branded, non-exclusive leads from third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads that are branded and exclusive in nature, and those leads are both non-branded and non-exclusive in addition to exclusive branded leads. Our executive officers have many years of expertise in the online lead generation and Internet advertising industry, which for the foreseeable future will allow us to cost-effectively drive all prospective student leads that are branded and exclusive in nature.
We have invested in our technology infrastructure and believe our education technology platform enables us to achieve lower costs per enrollment as compared to our competition.
Human Capital
We recognize that our performance depends on the education, experiences, and efforts of our employees, and our ability to foster a culture that brings out the best in each. As of April 30, 2021, we had 398 full-time employees, including full-time faculty, and 688 adjunct professors, who are part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good. Our employees have diverse backgrounds, as evidenced by the fact that approximately 71% of our faculty and staff are female and approximately 28% of our employees self-identify as ethnically diverse.
Diversity and equity are at the heart of our culture, influenced in part by the communities we serve including but not limited to healthcare, the military, and veterans. In support of their respective missions, each of our universities have published diversity and equity statements that guide and support their actions to attract, retain and develop highly qualified administration, faculty, and staff:
Aspen University is committed to diversity, equity, and inclusion in its faculty, administration, and staff hiring practices, employee policies, and student admissions practices and policies. It is committed to non-discrimination in the delivery of its educational services and employment opportunities. The University does not discriminate on the basis of sex, race, color, national origin, religion, age, gender, sexual orientation, veteran status, physical or mental disability, medical condition as defined by law, or any basis prohibited by law.
As forged by its mission and vision and the University’s unique and distinctive character to serve the underserved community in California and the nation, United States University ensures an uncompromising commitment to offering access to affordable higher education to all individuals who meet the criteria for admission regardless of age, gender, culture, ethnicity, socio-economic class and disability. At all times, USU shall strive to ensure equitable representation of all diverse groups in its student body. USU’s diverse administration, faculty and staff shall be equally dedicated to the success of all students. The diversity of USU’s administration and faculty shall help enrich curricula, while a diverse staff shall serve students with sensitivity to special needs.
We have learned that an inclusive and positive workplace results in business growth and inspires increased academic and business innovation, the retention of exceptional talent, and a more involved workforce.
Talent Development and Retention
The Company is dedicated to attracting, retaining, and developing employees who adhere to high standards of business and personal integrity and who maintain a reputation for honesty, fairness, respect, responsibility, and trust. Our strategic initiatives require our leadership, management, faculty, and staff to perform at a consistently high level and to adapt and learn new skills and capabilities. Our employees must have a wide and diverse range of education, experience, background, and skill to anticipate and meet our business needs and exercise sound business judgment.
To promote retention, we offer comprehensive compensation and benefits packages that are competitive and performance-based. We have undertaken an analysis of market-competitive compensation and benefits practices to attract new and more culturally diverse employees and to reward current ones. We believe that continuous education aids in employee retention and so we provide a tuition benefit to them, their spouses, or their dependents. Full-time employees receive a 100% tuition discount on most programs offered by the universities. Spouses, legal partners, and legal dependents of full-time employees, as well as adjunct faculty, receive a 50% discount.
To promote career development among our leadership and staff, we provide job and leadership training as well as professional development opportunities. We financially support university administration and management as they seek professional development through professional organizations relevant to their fields and conference attendance. We financially support faculty professional development to stay current in their field of study through NurseTim© trainings (nursing faculty only) and conference attendance. The Faculty Speaker Series, Tuesday Teaching Tips, and Research Colloquium, all supported through the Center for Graduate Studies, also contribute to the professional development of faculty.
We believe that our well-educated and well-qualified faculty are the basis for the success of our students and our programs. Because our business is primarily nursing education, we expect our faculty to integrate their personal and professional nursing experiences into the education of our students. All nursing faculty maintain current, unencumbered state or multi-state compact RN licenses. All faculty are expected to have a degree one level above the degree level they are teaching and to maintain currency in their field. We train and develop our faculty through a formal onboarding process that includes orienting them to academic policies and procedures, pedagogical performance expectations, and responsibilities related to their faculty role. They also receive training in tools for increasing student engagement and specific technologies they are required to use for various purposes. After their training, the universities regularly review the performance of their faculty by, among other things, monitoring the contact that faculty have with students, reviewing student feedback, and evaluating the learning outcomes achieved by students. As a result of our training and professional development practices for faculty, we have very little turnover and faculty retention is high.
Over time, we have hired, retained, and developed a diverse leadership, management, and workforce that is a key component of our success and culture. We believe that our success is directly correlated to our ability to provide employees an interesting and engaging work experience. We value our rich, diverse employees and provide career and professional development opportunities that foster the success of our company.
Impact of COVID-19
The health and well-being of our employees is of utmost importance to the Company. Starting in March 2020, all employees transitioned to a remote workforce. Since that time, company employees have demonstrated resilience, wisdom, commitment, and compassion in working with colleagues and students. Beginning on June 1, 2021, in an abundance of caution, employees in the U.S. were allowed to return to their offices after providing proof of full-vaccination. As of July 6, 2021, all U.S. employees began returning to their offices in a hybrid work environment, meaning that employees will work 50% from home and 50% from the office. Each team within the Company will be given the flexibility to work with their management to determine which days and/or weeks will be worked from home vs. office. Non-vaccinated employees will be required to follow all Centers for Disease Control and Prevention and local guidelines and federal regulations. Finally, the Company has also introduced a fully-remote model for certain high-performance employees, what the Company calls the ‘Meritocracy Benefit’.
Corporate History
Aspen Group was incorporated on February 23, 2010 in Florida. In February 2012, Aspen Group reincorporated in Delaware under the name Aspen Group, Inc.
Aspen University Inc. was incorporated on September 30, 2004 in Delaware. Its predecessor was a Delaware limited liability company organized in Delaware. On March 13, 2012, Aspen Group, which was then inactive, acquired Aspen University Inc. in a transaction we refer to as the reverse merger. On December 1, 2017, Aspen Group acquired USU.
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
To participate in Title IV Programs, a school must, among other things, be:
•Authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado, Arizona, Texas, Florida, Tennessee and California) or otherwise have a physical presence as defined by the state and meet the state education agency requirements to legally offer postsecondary distance education in any state in which the school is not physically located;
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

The California Legislature is currently considering the reauthorization of the California Bureau for Private Postsecondary Education (“California Bureau”) as part of its sunset review cycle. There is currently a bill in process (SB802) that would amend the existing Private Postsecondary Education Act, which governs private institutions operating in the state. In prior years, there have been multiple onerous bills proposed in California that have not become law, and we cannot predict whether similar proposals may be integrated into the current proposal as it moves through the legislative process. Other states in which AGI operates may also make material changes to their authority and structure at any time, so AGI must constantly assess its state oversight agencies to ensure compliance.

Licensure of Physical Locations

The Higher Education Opportunity Act ("HEOA") and certain state laws require our institutions to be legally authorized to provide educational programs in states in which our schools have a physical location or otherwise have a physical presence as defined by the state. Aspen University is authorized to provide educational programs in Colorado by the Colorado Commission on Higher Education (“Colorado Commission”), in Arizona by the Arizona State Board for Private Postsecondary Education (“Arizona Board”), in Texas by the Texas Higher Education Coordinating Board (“Texas Board”), in Tennessee by the Tennessee Higher Education Commission (“Tennessee Commission”), and in Florida by the Florida Commission on Independent Education (“Florida Commission”). USU is authorized to provide educational programs in California by the California Bureau and in Arizona by the Arizona Board. Failure to comply with state requirements could result in Aspen University losing its authorization from the Colorado Commission, Arizona Board, Texas Board, Tennessee Commission, or Florida Commission; and USU losing its authorization from the California Bureau or Arizona Board. In such event, the schools would lose their eligibility to participate in Title IV Programs, or their ability to offer certain educational programs, any of which may force us to cease the school’s operations.

Additionally, Aspen University and USU are Delaware corporations. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen University received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware. On July 14, 2020, the Delaware DOE informed Aspen that an application for renewal was not necessary due to its active institutional membership with NC-SARA. On June 6, 2018, the Delaware DOE granted an initial operating license to USU until June 30, 2023.

Licensure of Online Programs

On July 31, 2018, the DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the 2016 state authorization of distance education regulations. The Committee convened for several meetings from January to April 2019. On June 12, 2019, the DOE published a notice of proposed rulemaking, which included proposed regulations that would supplant the 2016 regulations. The DOE released final regulations on accreditation and state authorization of distance education on November 1, 2019, which took effect July 1, 2020 (the “Final Regulations”). Like the 2016 regulations, the Final Regulations require Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, to meet any state requirements to offer postsecondary education to students who are located in that state.

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

Aspen University is an approved institutional participant in NC-SARA. There is an annual renewal for participating in NC-SARA and the state-level agency, in Aspen University’s case CO-SARA, and institutions must agree to meet certain requirements to participate. The only state that does not participate in NC-SARA is California and it has imposed regulatory requirements on out-of-state educational institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. Aspen University is registered as an out-of-state institution with California until February 19, 2023. Aspen University currently enrolls students in all 50 states. While we do not believe that any of the states in which our schools are currently licensed or authorized, other than Colorado, Arizona, Texas, Florida, Tennessee and California, is individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Colorado Commission, the Arizona Board, the Texas Board, the Florida Commission, the Tennessee Commission, and the California Bureau. Laws in some states limit the ability of schools to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of DOE, and many require the posting of surety bonds. Laws, regulations, or interpretations related to online education could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.
Accreditation
Aspen University is institutionally accredited by the DEAC, an accrediting agency recognized by CHEA and the DOE, and USU is institutionally accredited by WSCUC, an accrediting agency recognized by CHEA and the DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.
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
Moreover, institutional accreditation awarded from an accrediting agency recognized by DOE is necessary for eligibility to participate in the Title IV Programs. As part of the Final Regulations published on November 1, 2019, and which took effect July 1, 2020, the DOE amended regulations relating to the recognition of accrediting agencies. The Final Regulations amended the DOE’s process for recognition and review of accrediting agencies, including the criteria used by the DOE to recognize accrediting agencies, and the DOE’s requirements for accrediting agencies’ policies and standards that are applied to institutions and programs. From time to time, accrediting agencies adopt or make changes to their policies, procedures and standards. If our schools fail to comply with any of these requirements, the non-complying school’s accreditation status could be at risk.
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
In addition, the Final Regulations that took effect July 1, 2020 require institutions to make readily available disclosures to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements for that professional license or certification. These disclosures apply to both on-ground and online programs that lead to professional licensure or certification or are advertised as leading to professional licensure or certification. Under the Final Regulations, institutions must determine the state in which current and prospective students are located, and then must: (1) determine whether such program’s curriculum meets the educational requirements for licensure or certification in that state; (2) determine whether such program’s curriculum does not meet the educational requirements for licensure or certification in that state; or (3) choose not to make a determination as to whether such program’s curriculum meets the educational requirements for licensure or certification in that state. Institutions must also provide direct disclosures in writing to prospective students and current students under certain circumstances. Institutions must provide direct disclosures in writing to prospective students if the institution has determined the program in which the student intends to enroll does not meet the educational requirements for licensure or certification in the state in which the student is located or if the institution has not made any determination. Institutions must provide direct disclosures in writing to current students, but only if the institution has determined the program in which the student is enrolled does not meet the educational requirements for licensure in the state in which the student is located.
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
Our institutional missions manifest themselves through offering students the opportunity to fund their education without relying solely on student loans. In 2014, Aspen University launched a $250 monthly payment plan for associate and bachelor degree students and a $325 monthly payment plan for master’s degree students, and subsequently a $375 monthly payment plan for doctoral students. The monthly payment plan is available to all Aspen University and United States University students except those in the Aspen University BSN Pre-Licensure program.
Currently, 6,953 or 63% of Aspen University students utilize monthly payment options, including the monthly payment plan or the installment plan. In 2017, USU implemented these monthly payment options and currently has 1,765 or 63% of its students utilizing them.
When Aspen University students seek funding from the federal government, they could receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan, and (2) the Federal Pell Grant program, or Pell. USU students are eligible for the same, plus Federal Work Study and Federal Supplemental Educational Opportunity Grants. Graduate students are only eligible to participate in the Direct Loan and Federal Work Study programs and not all undergraduate students receive a Pell Grant or the Federal Supplemental Educational Opportunity Grant. The majority of students who seek funding from the federal government receive at least one Direct Loan that must be repaid with interest starting after the student leaves school. For the fiscal year ended April 30, 2020, 30.72% of Aspen University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs. Therefore, the majority of Aspen University students self-finance all or a portion of their education. For the fiscal year ended April 30, 2020, 33.02% of United States University’s cash-basis revenues for eligible tuition and fees were derived from Title IV Programs.
Additionally, some students may receive full or partial tuition reimbursement from their employers. Eligible credit-worthy students can also access private loans through a number of different lenders for funding at current market interest rates.
Under the Direct Loan program, the DOE makes loans directly to students. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, the Direct PLUS Loan for credit-worthy parents of dependent undergraduate students and credit-worthy graduate and professional students. The Budget Control Act of 2011 signed into law in August 2011, eliminated Direct Subsidized Loans for graduate and professional students, as of July 1, 2012. The terms and conditions of subsidized loans originated prior to July 1, 2012 are unaffected by the law.
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
Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently reauthorized the Higher Education Act in August 2008 through the end of 2013 and the law has been extended since that date. Congress has held hearings regarding the reauthorization of the HEA and has continued to consider new legislation regarding the passage of the HEA. Congress enacted a small package of HEA changes as part of the larger Consolidated Appropriations Act of 2021 legislation signed into law in December 2020, which will become effective between 2021 and 2023. The significant rules in this legislation were focused on the simplification of the federal aid application and determination of student eligibility. We cannot predict the impact of these new laws on our students since the DOE has not provided implementation guidance, nor can we predict whether or when Congress might act to amend further the HEA. The elimination of additional Title IV Programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of certain students to finance their education at our institutions.
Federal Rulemaking. On May 24, 2021, the DOE published a Federal Register notice indicating its intent to convene multiple committees to develop proposed regulations in three broad areas under Title IV of the Higher Education Act: affordability of postsecondary education, institutional accountability, and Federal student loans. The DOE published a list of topics it is considering for regulation in the three areas:
•Gainful employment (formerly located in 34 CFR subpart Q);
•Borrower defense to repayment under 34 CFR 682.410, 682.411, 685.206, and 685.222;
•Mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR 685.300) and associated counseling about such arrangements under 34 CFR 685.304;
•Certification procedures for participation in Title IV, HEA programs under 34 CFR 668.13;
•Standards of administrative capability under 34 CFR 668.16;
•Change of ownership and change in control of institutions of higher education under 34 CFR 600.31;
•Ability to benefit under 34 CFR 668.156;

•Discharges for borrowers with a total and permanent disability under 34 CFR 674.61, 682.402, and 685.213;
•Closed school discharges under 34 CFR 685.214 and 682.402;
•Discharges for false certification of student eligibility under 34 CFR 685.215(a)(1) and 682.402;
•Loan repayment plans under 34 CFR 682.209, 682.215, 685.208, and 685.209;
•Financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk;
•The Public Service Loan Forgiveness program under 34 CFR 685.219; and
•Pell Grant eligibility for prison education programs under 34 CFR part 690.

The DOE held virtual public hearings for interested parties to comment on the rulemaking agenda, including the list of topics being considered and other suggested topics, in June 2021. It is expected that the DOE will pursue an aggressive timeline to publish new regulations, but it seems unlikely that new regulations could be finalized in time for the November 1, 2021 deadline necessary to provide for a July 1, 2022 effective date. However, it is possible DOE might attempt to accelerate certain processes to allow for the publication of at least some new rules, if there is deemed an urgent need.
On April 2, 2020, the DOE issued an NPRM that proposes rules related to distance education and innovation, which was subject to a public comment period that concluded on May 4, 2020. The Final Rule for this regulatory rule package was issued by DOE on September 2, 2020, with an effective date of July 1, 2021. This rule package included several regulatory updates including, but not limited to, the definition of distance education, academic engagement, the determination of a withdrawn student and the associated refund calculation formula, and credit hour calculations. Several other items in this regulatory package did not apply to either Aspen University or USU.
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
•Transfer the institution from the “advance” system of payment of Title IV Program funds to heightened cash monitoring status (HCM1) or to the “reimbursement” system of payment;
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
The Final Regulations regarding state authorization, effective as of July 1, 2020, require Title IV Program institutions, like ours, that offer postsecondary education through distance education to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by that state, to meet any state requirements to offer postsecondary education to students who are located in that state. Institutions may meet the authorization requirements by obtaining such authorization directly from any state that requires it or through a state authorization reciprocity agreement, such as SARA, where applicable. See “Risk Factors” in Item 1A of this Report.
The Final Regulations regarding distance education, effective as of July 1, 2021, included new definitions for student and faculty interaction, the definition of faculty, and other aspects of the administration of a distance education program. These are key requirements for distance education program students to retain access to Title IV funds. The universities are currently assessing the impact of these new regulations and the steps required for implementation.
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
Although we believe our schools met the minimum composite score necessary to meet the financial ratio standard for fiscal year 2020, the DOE may determine that our calculations are incorrect, and/or it may determine that either or both of our schools continue to not meet other financial responsibility standards. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:
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

On May 14, 2019, USU was granted temporary provisional approval to participate in the Title IV Programs and had a program participation agreement reapplication date of December 31, 2020 which it met. As part of the temporary provisional approval, the DOE informed USU that it must post a letter of credit ("LOC") in the amount of $255,708 based on a failure to meet the audited same day balance sheet requirements that apply in a change of control. This LOC was funded by AGI. The DOE informed AGI that the LOC was reduced to $9,872; this letter with the reduced amount will remain in effect for at least the duration of the temporary provisional approval. Pursuant to USU’s temporary provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although the DOE has not, to date, notified USU that it has been placed on the HCM1 funding process, nor does DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. See “Risk Factors” contained in Item 1A of this Report.

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
Third-Party Servicers. DOE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV Program requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV Program provision. An institution must report to the DOE new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. We contract with two third-party servicers which perform certain activities related to our participation in Title IV Programs. If our third-party servicers do not comply with applicable statutes and regulations including the Higher Education Act, we may be liable for their actions, and we could lose our eligibility to participate in Title IV Programs.
Return of Title IV Program Funds. Under the DOE’s return of funds regulations, when a student withdraws or reduces their enrollment status or credit load to less than full time, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under the DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit or a DOE program review constitutes material non-compliance with the Title IV Program requirements and may result in the posting of a letter of credit.

The Final Rule package published on September 2, 2020, effective as of July 1, 2021, includes changes to how an institution with a term-based modular calendar determines if a student has withdrawn and the period to use in a required refund calculation. This rule change will be effective for students who withdraw on or after July 1, 2021.
The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education.” An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of DOE. For the fiscal year ended April 30, 2020, approximately 30.72% of Aspen’s revenues were derived from Title IV Programs. For the fiscal year ended April 30, 2020, approximately 33.02% of USU’s revenues were derived from Title IV Programs.
The 90/10 Rule was recently changed as part of the American Rescue Plan Act of 2021 (“ARP”), but the effective date of this change is not yet established. Under a provision in ARP, the HEA would be modified to change the formula from counting only Title IV program funds on the “90 side” to include instead all ‘‘federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” This is a substantial change, and the impact is not entirely clear, in part because it is unclear whether other federal funds, such as Department of Defense Military Tuition Assistance program, Workforce Innovation and Opportunity Act and Trade Adjustment Assistance, will be included in the new definition, despite not being discussed as an impetus for the change. In the final language of the ARP, the new 90/10 provision will be subject to negotiated rulemaking after October 2021, with an earliest effective date in fiscal years starting on or after January 1, 2023.
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
If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen University’s current official 3-year cohort default rates are as follows: FY2017 (6%), FY2016 (8.8%), and FY2015 (5.7%). USU’s current official 3-year cohort default rates are as follows: FY2017 (7.7%), FY2016 (10.6%), and FY2015 (11.4%).
Incentive Compensation Rule. As a part of an institution’s program participation agreement with the DOE and in accordance with the HEOA, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV Programs, limitation on participation in Title IV Programs, or financial penalties. Aspen believes it is in compliance with the Incentive Compensation Rule (the “IC Rule”).
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
Misrepresentation. The HEOA and current regulations authorize the DOE to take action against an institution that participates in Title IV Programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. DOE regulations define “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the DOE may take if it determines that an institution has engaged in substantial misrepresentation, which include revoking an institution’s program participation agreement or imposing limitations on an institution’s participation in Title IV Programs.

Credit Hours. The Higher Education Act and current regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV Program aid an institution may disburse for particular programs. There are different regulatory definitions for a credit hour for degree and non-degree programs that do not transfer to a degree. Recently, both Congress and the DOE have increased their focus on institutions’ policies for awarding credit hours. The credit value for degree program courses is generally monitored by an institution’s accreditor. The DOE regulations contain specific formulas for Title IV eligible credits for non-degree programs that do not transfer to a degree. DOE regulations define the term “credit hour” in terms of a certain amount of time in class and outside class, or an equivalent amount of work. If the DOE determines that an institution is out of compliance with the credit hour definition, the DOE could require the institution to repay the incorrectly awarded amounts of Title IV Program aid. In addition, if the DOE determines that an institution has significantly overstated the amount of credit hours assigned to a program, the DOE may fine the institution, or limit, suspend, or terminate its participation in the Title IV Programs.

On July 31, 2018, the DOE announced its intention to convene a negotiated rulemaking committee (the “Committee”) to consider proposed regulations for Title IV Programs, including revisions to the regulatory definition of “credit hour.” The Committee reached consensus on a revised definition of “credit hour” in April 2019, and published a NPRM on April 2, 2020 that includes revised definitions of “academic engagement”, “credit hour”, “clock hour” and “distance education”. These proposed definitions clarify what the DOE will consider appropriate methods of establishing a student’s participation in distance education programs and issuing academic credit. The DOE has not published a final version of these revised regulations. The Final Rule for this regulatory package was published on September 2, 2020, with an effective date of July 1, 2021. The Final Rule modified the credit hour formula and calculation of credit hours for programs that do not lead to a degree or are fully transferable to a degree program. Aspen University and USU do not provide Title IV funding to students in non-degree programs that would be subject to this rule change. The Final Rule did not change the method of determining the credit value of courses offered at the universities.
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
Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Colorado Commission, the Arizona Board, the Florida Commission, the Texas Board, the Tennessee Commission, and the California Bureau, institutional or programmatic accreditors and other state educational regulatory agencies that license, accredit or authorize us and our programs may require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure, accreditation or authorization.

On August 22, 2017, the DOE recertified Aspen University to participate in Title IV Programs. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023. On May 15, 2019, USU was granted temporary provisional approval to participate in the Title IV Programs and submitted a program participation agreement reapplication prior to the December 31, 2020 deadline. While provisionally certified, USU must apply for and receive approval from DOE for expansion or for any substantial change before it may award, disburse or distribute Title IV, HEA funds based on the substantial change. The provisional participation agreement indicates that substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the Institution's eligibility documents; or (c) addition of any educational program (including degree, non-degree, or short-term training programs).
In the future, the DOE may impose terms and conditions in any program participation agreement that it may issue, including growth restrictions or limitations on the number of students who may receive Title IV Program aid. The institution may also be required to provide certifications to the DOE signed by a senior administrative official attesting that the new program meets certain accreditation and state licensure requirements.
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
Gainful Employment. Under the Higher Education Act, only proprietary school educational programs that lead to gainful employment in a recognized occupation are eligible to participate in Title IV Program funding. DOE issued final Gainful Employment (“GE”) regulations on October 31, 2014 (“2014 GE Rule”), which went into effect on July 1, 2015. The 2014 GE Rule defines the requirements that programs at proprietary institutions must meet in order to be considered a GE program that is eligible for Title IV Program funding. On July 1, 2019, DOE issued a new final GE Rule. In this publication, the DOE rescinded the entirety of Subparts Q and R of 34 CFR 668, which included all of the provisions of the 2014 GE Rule. The effective date of this new rule is July 1, 2020, with an option to implement early. As of July 1, 2019, neither Aspen University nor USU is required to comply with the 2014 GE Rule.

The new administration has already indicated that reestablishing some version of the GE regulations is a priority. GE was included in the list of potential areas for negotiated rulemaking published by the DOE in late May 2021. It is possible that new regulations could be effective as soon as July 2022, although that would be a very aggressive process, as a final rule would need to be published before November 1, 2021 to make that possible.
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
On June 16, 2017, the DOE announced its intent to convene a negotiated rulemaking committee to develop new and different proposed regulations related to borrower defense to replace the 2016 BDTR Rule and to address certain other related matters. The DOE published the amended final BDTR Rule on September 23, 2019 (the “2019 BDTR Rule”), with an effective date of July 1, 2020. The amended rule made substantial changes to the 2016 Rule. The 2019 BDTR Rule again changes the basis under which a student can make a BDTR claim for loans disbursed after July 1, 2020, limiting it from the three bases in the 2016 Rule to only one basis in the 2019 Rule: misrepresentation upon which a borrower reasonably relied, and which resulted in financial harm to the borrower. The 2019 Rule also removes the group claim option, and instead relies on individual evaluation of borrower’s claims; however, as was the case in the 2016 Rule, DOE can still initiate an action against the institution to recoup its losses for discharged loans.

In addition, the 2019 BDTR Rule changes the “financial triggers” and reporting process, narrowing the DOE’s basis for determining a school lacks financial responsibility, and relying on more definitive liabilities that would impact an institution’s composite score, as opposed to more speculative potential losses. The updated provisions include both “mandatory triggering events,” and “discretionary triggering events” that may impact the institution’s financial responsibility under the DOE rules. Institutions are required to report any of the events included under either category, but mandatory events will require DOE to take action (which includes recalculating the institution’s most recent composite score, if applicable), while the DOE has discretion to determine whether action needs to be taken if the trigger is discretionary. The mandatory triggers include a liability from a settlement or final determination in an action brought by a state or federal agency; a capital distribution or distribution of dividends when an institution’s composite score is below 1.5; or, for publicly traded institutions, an action to revoke registration or delist by the applicable exchange.

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

Over the past 12 months, the DOE has begun aggressively pursuing resolution of hundreds of thousands of BDTR claims. This has proven quite difficult for institutions as the applicable regulation varies depending on the date of disbursement of the loan for which discharge is sought. Thus, for any borrower applicant, depending on their dates of enrollment and when loans were disbursed, could have their claim reviewed under three different versions of the BDTR regulation.
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

Clery Act and Title IX. Both USU and Aspen University publish the required Annual Crime and Security Reports to comply with the requirements of the federal Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”). USU publishes separate reports for its San Diego, CA and Phoenix, AZ locations; Aspen publishes separate reports for its Denver, CO and Phoenix, AZ locations. Both universities are committed to providing students, faculty, staff, and guests a safe and secure environment. The Reports identify policies and procedures for security and crime prevention, substance abuse, sexual misconduct/harassment (Title IX), and emergency response and evacuation. On May 6, 2020, the DOE issued a new final rule regarding Title IX which substantially changes institutions’ responsibilities in responding to sexual harassment and sexual assault. The new rule became effective on August 14, 2020, and USU and Aspen have made necessary changes to our policies and procedures to maintain compliance. The Biden administration has indicated its intent to reassess the 2020 update to the Title IX regulations as part of its larger regulatory agenda. Because Title IX regulations are not subject to the master calendar that governs Title IV regulations, an updated final rule on Title IX could be published relatively quickly. Timing on establishing such a change has not been indicated by DOE.
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
Seasonality
Our business has been seasonal with our fiscal fourth quarter (beginning February 1) being our strongest quarter and the fiscal second quarter (beginning August 1) being the next strongest. The fiscal first quarter (beginning May 1) is the weakest as it covers the summer months of June and July. Given the growth of USU’s structured two-year MSN-FNP program and Aspen University’s BSN Pre-Licensure hybrid campus program, future seasonality may be less pronounced.
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

•strong competition in the postsecondary education market;
•the impact of the COVID-19 pandemic and any future public health emergencies;
•our ability to successfully execute our growth strategy of opening new nursing campuses;
•our ability to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner;
•continued growth and acceptance of online education;
•the effectiveness of our marketing and advertising efforts;
•the accuracy of our assumptions with respect to our long-term accounts receivable;
•continued demand for the nursing workforce;
•the long-term success of our monthly payment plan;
•our ability to develop awareness among, and attract and retain, high quality learners to our schools;
•the impact on our business of failure by the third parties on which we rely to provide services in running our operations, including administration and hosting of learning management system software for our online classroom;
•any system disruptions to our online computer networks;
•the loss of the services of key personnel and our continued ability to attract and retain our faculty, administrators, management and skilled personnel;
•our and our service providers’ ability to update the technology that we rely upon to offer online education;
•any interruption to our technology infrastructure or service on our websites, including through privacy and data security breaches;
•the potential impact of new laws or regulations governing Internet commerce;
•compliance with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or, new laws in one or more of these areas;
•failure to protect our intellectual property and the impact of potential intellectual property infringement claims against us;
•tax treatment of companies engaged in Internet commerce;
•potential impairment of goodwill and intangible assets arising from the USU acquisition;
•failure to comply with the extensive regulatory requirements for our business;
•our continued ability to maintain authorizations in the states where we have campuses;
•our ability to achieve and maintain have a required minimum pass rate on the NCLEX in the BSN Pre-Licensure nursing programs;
•potential repayment liability to the Department of Education (the “DOE”) resulting from a defense to repayment of federal student loans by our students;
•our continued ability to maintain institutional accreditation and comply with the complex regulations associated with Title IV Programs;
•USU’s provisional certification by the DOE resulting in the need to reestablish our eligibility and certification to participate in the Title IV Programs;
•potential adverse actions and litigation resulting from compliance reviews by the DOE;
•potential loss of eligibility to participate in Title IV Programs if percentage of our revenues derived from Title IV Programs is too high;
•new regulations or congressional action or reduction in funding for Title IV Programs;
•potential sanctions for failure to calculate correctly and return timely Title IV Program funds for students who stop participating before completing their educational program;
•potential loss of eligibility to participate in the Title IV Programs, including as the result of our distance education programs being considered “correspondence courses,” failure to demonstrate “financial responsibility” or “administrative capability,” failure by third parties on which we rely to administer our participation in Title IV Programs to comply with applicable regulations, or loan default rates;
•potential sanctions for failure to comply with the DOE’s substantial misrepresentation rules or credit hour requirements;
•future legislation or additional rulemaking by the DOE that may limit or condition Title IV Program participation of proprietary schools; and
•potential sanctions for failure to comply with the federal campus safety and security reporting requirements as implemented by the DOE.

Risks Relating to Our Business
Because there is strong competition in the postsecondary education market, especially in the online education market and as a result of COVID-19, our cost of acquiring students may increase and our results of operations may be harmed.
Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar institutions as well as other for-profit schools and online not-for-profit schools. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously emphasized online education programs, a trend which will likely be amplified and accelerated as a result of the COVID-19 pandemic. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University and the University of Arizona Global Campus’ 2020 acquisition of Ashford University are prime examples of this change. Another example is Arizona State University which spends considerable sums on advertising its online degree programs in partnership with its Online Program Manager.

To the extent the COVID-19 pandemic and related regulatory and safety protocols require continued social distancing, we expect to see increased competition in the short term as traditionally on-campus universities shift to online classes, and as hybrid universities that offer licensure programs such as ours move to 100% online course offerings, including virtual immersions, simulations and/or clinicals. For example, in addition to AGI, for-profit competitors such as Adtalem Global Education, Inc. and American Public Education, Inc., as well as public non-profit institutions, shifted their licensure program on-campus classes to 100% online classes in response to the pandemic. Because the long-term effects of COVID-19, including the widespread adoption of online learning methods employed by our competitors, remain uncertain, the resultant increase in competition may subsist beyond the pandemic.

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
The COVID-19 pandemic caused a significant downturn to the U.S. and global economies for an extended period. Any future public health emergencies could cause an economic recession or depression that could reduce the demand for our non-nursing graduates in the labor market, which may in turn reduce our enrollments and class starts in the future. Further, in order to comply with government mandates and to protect the safety of our students and employees, Aspen Group and its subsidiaries implemented a remote work policy, temporarily closed physical campuses and office locations and moved to online-only classes from March 2020 - June 2021. Starting on July 6, 2021, U.S. employees will be returning to their offices in a hybrid (50% office/50% remote) work environment. Aspen University’s BSN Pre-Licensure on-campus program began transitioning back to in-person learning in the Spring term beginning on April 13, 2021. The transition to remote work poses operational challenges which may adversely affect our ability to manage our physical campus program, maintain student enrollment, and meet other operational objectives within the time frames or to the same extent anticipated prior to the pandemic.

While our nursing programs rebounded in Q4 of fiscal year 2021, we cannot assure you that this will continue. The effect of the COVID-19 pandemic on our business, operations and financial results remains uncertain and will depend on numerous evolving factors that are impossible to predict, including the duration and scope of the pandemic, the impact of variants, and vaccination rates; increased competition in the online learning sector as universities switch from a campus to an online environment; the impact on economic activity and actions taken in response, including those of lawmakers and government agencies; the impact on our employees and business partners; our ability to effectively and efficiently operate with employees working remotely and/or temporary closures of our campus locations; and the ability of our students to continue to attend and pay for their courses. We cannot predict whether students will be able to continue paying tuition under our monthly payment plan at the same historical rates or if future enrollment and class starts will be reduced. Any negative effect of the pandemic on our operations, for the foregoing reasons or due to other factors which cannot be predicted, could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully execute our growth strategy of opening new nursing campuses, our results of operations and future growth could be materially and adversely affected.

In addition to its two existing campus locations in Phoenix, the Company opened two additional new metro locations in fiscal year 2021 (Austin and Tampa) and plans to open one new location in early fiscal year 2022 (Nashville) and one in late fiscal year 2022. Opening new campus locations will require us to obtain appropriate state and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations will also require significant financial investments, including capital improvements, human resource capabilities, and new clinical placement relationships. If we are unable to obtain the required approvals, attract sufficient additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campus locations, our results of operations and financial condition could be materially and adversely affected.

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
Because we are an online provider of education, we are substantially dependent on continued growth and acceptance of online education and, if the recognition by students and employers of the value of online education does not continue to grow, our ability to grow our business could be adversely impacted.
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
Our future growth and profitability will depend in large part upon our media performance, including our ability to:
•Grow our nursing programs including Aspen University’s BSN Pre-Licensure hybrid online/campus program; USU’s MSN-FNP program; Aspen University’s legacy Baccalaureate, Master’s and Doctoral online degree programs; and USU's legacy Baccalaureate and Master's degree program;
•Select communities which have excess demand for nursing students interested in an on-campus model. In this respect, we are uncertain if our commercial experience in Phoenix can be replicated in other metros. To date we have not had the same enrollment results in Austin or Tampa, and Nashville is too new;
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

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected. Further, as disclosed earlier in this Report, we are purposely slowing our growth rate and re-allocating marketing expenses. We may not achieve the results anticipated including net income in Q4 of fiscal year 2022.

If our assumptions with respect to our long-term accounts receivable prove to be inaccurate, we may be required to take a charge to our Allowance for Doubtful accounts and incur a material non-cash charge to earnings.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $6,701,136 at April 30, 2020 to $10,249,833 at April 30, 2021. The primary component consists of students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30-month average completion duration, and as students enter academic year two of USU’s MSN-FNP 72-month payment plan, they all transition to long-term accounts receivable when their liability increases to over $4,500. Our ability to collect the sums owed directly by students in contrast to the federal government or other third parties is directly tied to the future ability of students to pay us and their other obligations stemming from a variety of factors including the impact of any economic decline in the United States, the students’ individual and family financial conditions, including unemployment and under-employment, health issues which affect students, and/or family members and whether students continue with their courses or cease taking courses. While our management, based on its experience, makes assumptions which affect the reserves we take against our long-term accounts receivable, these assumptions may be incorrect and the above or other factors may cause us to increase our reserves and reduce the long-term accounts receivable on our consolidated balance sheet. The amount of any future reductions we take may be a non-cash material charge to future earnings.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen Group’s primary focus has been the continued growth of enrollment in its nursing programs at both universities. As of April 30, 2021, approximately 87% of our active degree-seeking students were enrolled in our nursing programs. If the demand for nurses or family nurse practitioners does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelor’s or an advanced degree, our enrollment and results of operations will be adversely affected.

Although our management has successfully implemented a monthly payment business model, it may not be successful long-term.
Under the leadership of Mr. Michael Mathews, our Chief Executive Officer, we have developed a monthly payment business model designed to substantially increase our student enrollment and reduce student debt among Aspen University’s and USU’s student bodies. While results to date have been as anticipated, there are no assurances that this business model will continue to be successful. Among the risks are the following:
•Our ability to compete with existing online institutions which have substantially greater financial resources, deeper management and academic resources, and enhanced public reputations;
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
•The potential that potential students may not be able to afford the monthly payments as a result of declines in the economy;
•The failure to collect our growing accounts receivable.
•If our monthly payment plan business model does not continue to be favorably received, our revenues may not increase.

If we are unable to develop awareness among, and attract and retain, high quality learners to our schools, our ability to generate significant revenue or achieve profitability will be significantly impaired.
Building awareness of Aspen University and USU and the programs we offer are critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, our ability to attract and enroll prospective students could be adversely affected, and consequently, our ability to increase revenue or achieve profitability could be impaired. It is also critical to our success that we convert these applicants to enrolled students in a cost-effective manner and that these students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:
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
Because we rely on third parties to provide certain services in running our operations, if any of these parties fail to provide the agreed services at an acceptable level, it could limit our ability to provide services and/or cause student dissatisfaction, either of which could adversely affect our business.
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

The growth that we have experienced as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years and USU has grown significantly since we acquired it. Further, we have somewhat limited experience in managing our hybrid programs and anticipate substantial growth from this business. Managing multiple campuses in many locations will pose operational challenges which may impact our ability to manage our business with the same level of effectiveness as we achieved in fiscal year 2021. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

If we experience system disruptions to our online computer networks, it could impact our ability to generate revenue and damage our reputation, limiting our ability to attract and retain students.

We continue to make investments to update our computer network and systems primarily to permit accelerated student enrollment and enhance our students’ learning experience. We plan to make significant changes to our student systems and our accounting systems to enhance our ability to support the growth of the business, improve the visibility of program specific activities and related costs and enhance overall business intelligence to support capital allocation decision making. The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain students and manage our business. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our online classroom, damaging our reputation, and could cause a loss in enrollment. In addition, changes in systems can be disruptive, divert management's time and typically may involve bugs which cause further disruptions. Our technology infrastructure and systems could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities, hacking or cyber security issues and telecommunications failures.
If we lose the services of key personnel, it could adversely affect our business.
Our future success depends, in part, on our ability to attract and retain key personnel. Our future also significantly depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer. We also rely upon Mr. Gerard Wendolowski, our Chief Operating Officer, Dr. Cheri St. Arnauld, our Chief Academic Officer, and Dr. Anne McNamara, our Chief Nursing Officer, all of whom are critical to the management of our business and operations and the development of our strategic direction and would also be difficult to replace. We have a $3 million key man life insurance policy on Mr. Mathews. The loss of the services of Mr. Mathews and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information, personal information about our students or cause interruptions or malfunctions in operations. This problem is heightened with employees working remotely who may have less security with their home Wi-Fi systems. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by any breaches.

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

Because we use email marketing, the need to comply with, and any failure by us to comply with the CAN-SPAM Act could adversely affect our marketing activities and increase our costs.

If our data or our users’ content is hacked, including through privacy and data security breaches, our business could be damaged, and we could be subject to liability.

Our business is, and we expect it will continue to be, heavily reliant upon the Internet. Cyber security events have caused significant damage to large well-known companies. If our systems are hacked and our students’ confidential information is misappropriated, we could be subject to liability.

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
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We use a third parties to collect and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information on our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of personal information, and cause us to lose our certification to participate in the Title IV Programs. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s General Data Protection Regulation (the "E.U. GDPR") and, following the United Kingdom’s departure from the European Union on January 31, 2020, the United Kingdom’s General Data Protection Regulation (the “U.K. GDPR”) and their respective enforcement mechanisms, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If governments enact new laws to regulate Internet commerce, it may negatively affect our business.

The widespread use of the Internet has led and may in the future lead to the adoption of new laws and regulatory practices in the U.S. and to new interpretations of existing laws and regulations, as well as regulations elsewhere including the European Union. These new laws and interpretations may relate to issues such as online privacy, data protection and breach copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

If we fail to comply with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or, if new laws in one or more of these areas are enacted, it could result in proceedings, actions, or penalties against us and could adversely affect our business, financial condition, and results of operations.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, the E.U. GDPR, implemented on May 25, 2018 across the European Union, imposes more stringent data protection obligations on companies that process personal data in the E.U. Both the E.U. GDPR and the U.K. GDPR have created new compliance obligations, require investment into ongoing data protection activities and documentation requirements, and create the potential for significantly increased fines for noncompliance. For example, noncompliance with the E.U. GDPR can trigger fines of up to the greater of £20 million or 4% of global annual revenues. In the first 20 months of the E.U. GDPR, E.U. regulators issued hundreds of fines to companies, including Google and Facebook, for over €114 million. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative on January 1, 2020, and its implementing regulations took effect in August, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. Additionally, in November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada also passed a law, which went into effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

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

Furthermore, judgments from foreign courts or regulatory actions of other foreign nations could impact our ability to transfer, process, and/or receive data relating to students outside the United States, or alter our ability to use cookies to deliver advertising and other products to such users. Such judgments or actions could affect the manner in which we provide services to our students or adversely affect our financial results if foreign students are not able to lawfully transfer data to us.

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state, and international laws and regulations regarding privacy and data protection, including the CCPA, CPRA, E.U. GDPR and U.K. GDPR are rapidly evolving and may be inconsistent and we could be deemed out of compliance with such laws and their interpretations. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, including the E.U. GDPR and U.K. GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities and regulatory scrutiny for us, resulting in adverse impacts on our business and our results of operations.

Release of personally identifiable information or other confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As educational institutions participating in federal and state student assistance programs and collecting financial receipts from students and their families, we collect and retain certain personally identifiable information and other confidential information. Such information is subject to federal and state privacy and security rules, including the Family Educational Rights to Privacy Act (“FERPA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”). Release or failure to secure confidential information or other noncompliance with FERPA, HIPAA, FACTA or other similar laws could subject us to fines, loss of our capacity to conduct Internet commerce, and loss of eligibility to participate in Title IV programs, which could have a materially adverse effect on our business, financial condition, results of operations, and cash flows.
Jurisdictions, both nationally and internationally, are continuing to enact additional laws and regulations relating to privacy, data protection, information security, marketing and advertising, and consumer protection, and compliance with one set of laws and regulations rarely suffice for compliance with another.
On March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts.

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

Our business, including our brick and mortar campuses, may experience business interruptions resulting from natural disasters such as earthquakes, hurricanes, tornadoes, floods, fires or significant power outages. In addition to our largest office facility and two campus locations in Phoenix, AZ, we presently have locations in San Diego, CA, Austin, TX, Tampa, FL and Nashville, TN, which are susceptible to weather related problems. These events could cause us to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our goodwill and intangible assets on our balance sheet arising from the USU acquisition become impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.
As a result of our acquisition of USU, we recorded approximately $5 million of goodwill and $7.9 million of intangible assets which are currently shown as assets on our consolidated balance sheet at April 30, 2021. Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill and intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine that an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined.
Risks Related to the Regulation of Our Industry
If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.
We are subject to extensive regulation by (1) the federal government through the DOE under the HEA/HEOA, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DEAC and WSCUC, institutional accrediting agencies recognized by the DOE. In addition, the U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veterans education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.
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
If we do not maintain authorization in Colorado, Arizona, Florida, Texas, Tennessee, and California and future states where we plan to have campuses, our operations would be curtailed, and we would not be able to grant degrees.
Aspen University is headquartered in Colorado and is authorized by the Colorado Commission and the Arizona Board to grant degrees, diplomas or certificates. Aspen’s BSN Pre-Licensure hybrid program is authorized by the Texas Board, Tennessee Commission, and Florida Commission. USU is headquartered in California and is authorized by the California Bureau and Arizona Board to grant degrees, diplomas or certificates. If Aspen were to lose its authorization from the Colorado

Commission, Arizona Board, Texas Board, Tennessee Commission, or Florida Commission, Aspen would be unable to provide educational services in Colorado, Arizona, Texas, Tennessee, and Florida and would lose its access to accreditation and eligibility to participate in the Title IV Programs. If USU were to lose its authorization from the California Bureau or Arizona Board, it would be unable to provide educational services in California and Arizona and would lose access to accreditation and its eligibility to participate in the Title IV Programs.

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
If our BSN Pre-Licensure nursing programs fail to have a required minimum pass rate on the NCLEX, it could result in sanctions and could adversely affect our business, results of operations and future growth.

Our BSN Pre-Licensure nursing degree program must comply with state regulations which require approval from the local nursing board and compliance with local laws and regulations. State nursing boards in the states where we currently have or plan to open pre-licensure nursing campus locations require that these nursing programs have a certain minimum pass rate on the National Council Licensure Examination (the “NCLEX”). If the NCLEX pass rate falls below the required minimum for multiple years, our program in a state may be put on probation and ultimately terminated, which would materially adversely affect our business, results of operations and future growth. Additionally, the BSN Pre-Licensure program is accredited by CCNE which has a required minimum NCLEX pass rate to maintain accreditation. If the NCLEX pass rate falls below the required minimum, our program’s accreditation may be in jeopardy which would materially affect our business.

If the DOE determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans, our institution’s repayment liability to the DOE could have a material adverse effect on our enrollments, revenues and results of operations.

The DOE’s 2016 BDTR regulations, effective for federal Direct Loans disbursed between July 1, 2017 and June 30, 2020, as well as the new 2019 BDTR Rule, effective for loans disbursed after July 1, 2020, provide borrowers of loans under the Direct Loan program a defense against repayment under certain circumstances outlined in each rule. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan and may require the institution to repay to DOE the amount of the loan to which the defense applies.
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

If our institutions experience a “financial trigger” event as defined in the 2019 BDTR Rules, DOE could determine that we are not financially responsible, resulting in a requirement that we post an additional letter of credit, possible negative impacts on the status of our Title IV program participation agreement, additional reporting, growth limitations, and a change to a more stringent funding process, such as Heightened Cash Monitoring II or “reimbursement.”

Both 2019 BDTR Rules amend the financial responsibility regulations to describe numerous operational or financial events that would potentially indicate that the institution will have difficulty meeting its financial or administrative obligations. If one of the enumerated triggering events occur, the institution is required to report to DOE according to the reporting requirements included in the regulation.

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

If Aspen University or USU were to experience an event that the DOE determines is an indication that either institution is not financially responsible, we could be forced to post letter(s) of credit and be moved to provisional certification, both of which could have material adverse effects on our financial condition, results of operations and cash flows.

The 2016 BDTR Rule had included a prohibition on mandatory pre-dispute arbitration clauses and class action waivers as means to resolve a borrower defense-related claim (meaning related to the making of a Direct Loan or the educational services for which the Direct Loan was issued). Under the 2016 Rule, institutions were required to amend their arbitration and class action waiver agreements to include mandatory DOE language, and to provide notice to students under previous (non-compliant) versions of these agreements that the institution would not compel the borrower to arbitrate their claim or waive the right to join a class action for similar types of claims. Students who borrowed through the Direct Loan program between July 1, 2017 and June 30, 2020 cannot be compelled to bring an action in arbitration or waive their right to be a member of a class action lawsuit against Aspen University or USU, if the basis of the borrower’s claim is rooted in the making of the Direct Loan or the educational services it paid for. In addition, under the 2016 Rule, institutions were required to report and provide DOE with arbitral and judicial records when a student files a borrower defense-related claim.

Under the 2019 BDTR Rule, which became effective on July 1, 2020, pre-dispute arbitration agreements and class action waivers are no longer prohibited. Institutions that opt to use these types of agreements will be required to provide “plain language” disclosures that explain arbitration and class action, and make those disclosures publicly available on the institution’s admission webpage.
If we fail to maintain our institutional accreditations, we would lose our ability to participate in the tuition assistance programs of the U.S. Armed Forces and also to participate in Title IV Programs.
Aspen University is accredited by the DEAC and USU is accredited by WSCUC. Both the DEAC and WSCUC are institutional accreditors and recognized by the U.S. Secretary of Education for Title IV purposes. Accreditation by an accrediting agency that is recognized by the Secretary of Education is required for an institution to become and remain eligible to participate in Title IV Programs as well as in the tuition assistance programs of the United States Armed Forces. The DEAC or WSCUC may impose restrictions on our accreditation or may terminate our accreditation. To remain accredited, we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty qualification, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of the accrediting agency. The loss of accreditation would, among other things, render our students and us ineligible to participate in the tuition assistance programs of the U.S. Armed Forces or Title IV Programs and have a material adverse effect on our enrollments, revenues and results of operations. In addition, although the loss of accreditation by one school would not necessarily result in the loss of accreditation by the other school, the accreditor may consider the loss of accreditation by one school as a factor in considering the on-going qualification for accreditation of the other school.
Because we participate in Title IV Programs, our failure to comply with the complex regulations associated with Title IV Programs would have a significant adverse effect on our operations and prospects for growth.
Aspen University and USU participate in Title IV Programs. Compliance with the requirements of the Higher Education Act and Title IV Programs is highly complex and imposes significant additional regulatory requirements on our operations, which require additional staff, contractual arrangements, systems and regulatory costs. We have a limited demonstrated history of compliance with these additional regulatory requirements. If we fail to comply with any of these additional regulatory requirements, the DOE could, among other things, impose monetary penalties, place limitations on our ability to access Title IV funds, and/or condition or terminate the eligibility of one or both of our schools to receive Title IV Program funds, which would limit our potential for growth and materiality and adversely affect our enrollment, revenues and results of operations. In addition, the failure to comply with the Title IV Program requirements by one institution could increase the DOE's scrutiny of the other institution and could impact the other institution’s participation in the Title IV Programs.
Because USU is temporarily provisionally certified by the DOE, we must reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that the DOE will recertify us to participate in the Title IV Programs.
An institution generally must seek re-certification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control.

On May 14, 2019, United States University was granted temporary provisional approval to participate in the Title IV Programs and had a program participation agreement reapplication date of December 31, 2020, which it met. As part of the provisional approval, USU posted a letter of credit in the amount of $255,708 which was funded by AGI. USU was notified that amount would be reduced to $9,872 and that the reduced amount would remain in effect for the duration of the provisional approval.
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
Pursuant to USU’s temporary provisional PPA, the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed on the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that during its program participation agreement recertification process, the DOE may notify USU that it must begin funding under the HCM1 procedure.

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
The 90/10 Rule was recently changed as part of the American Rescue Plan Act of 2021 (“ARP”), but the effective date of this change is not yet established. Under a provision in ARP, the HEA would be modified to change the formula from counting only Title IV program funds on the “90 side” to include instead all ‘‘federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” This is a substantial change, and the impact is not entirely clear, in part because it is unclear whether other federal funds, such as Department of Defense Military Tuition Assistance program, Workforce Innovation and Opportunity Act and Trade Adjustment Assistance, will be included in the new definition, despite not being discussed as an impetus for the change. In the final language of the ARP, the new 90/10 provision will be subject to negotiated rulemaking after October 2021, with an earliest effective date in fiscal years starting on or after January 1, 2023.

Due to scrutiny of the sector, legislative proposals have been introduced in Congress that would revise the requirements of the 90/10 rule to be stricter, including proposals that would reduce the 90% maximum under the rule to 85%. Despite the recent change in ARP, it is possible that additional legislative proposals could further amend the 90/10 rule.
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
If our efforts to comply with the DOE regulations are inconsistent with how the DOE interprets those provisions, either due to insufficient time to implement the necessary changes, uncertainty about the meaning of the rules, or otherwise, we may be found to be in noncompliance with such provisions and the DOE could impose monetary penalties, place limitations on our ability to access Title IV funds, and/or condition or terminate the eligibility of our schools to receive Title IV Program funds. We cannot predict with certainty the effect the new and impending regulatory provisions will have on our business.
Because we are subject to sanctions if we fail to calculate correctly and return timely Title IV Program funds for students who stop participating before completing their educational program, our future operating results may be adversely affected.

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw or reduce their enrollment status in their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under recently effective DOE regulations, institutions that use the last day of attendance in an academically related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). This definition was further refined in the September 2, 2020, Final Rule and for online classes, “academic attendance” means engaging in an academically-related activity, such as participating in an asynchronous class through an online discussion, a study group, an interactive tutorial, or initiating contact with a faculty member to ask an academic question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements or engagement in an academic course. The September 2, 2020 Final Rule also included an update to the determination of a withdrawn student and the calculation of a refund under a term-based modular calendar. Under the DOE regulations, late return of Title IV Program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit or a program review constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the DOE or otherwise be sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows. There is a risk that there may be a misinterpretation of these new rules resulting in late or incorrectly calculated refunds.
Subsequent to a compliance audit in 2015, Educacion Significativa, LLC (“ESL”), the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit was provided to the DOE by AGI since it assumed this obligation in its purchase of USU.  This letter of credit expired in early 2021 and the cash was returned to the Company.
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it was required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE reduced USU's existing letter of credit by $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU currently maintains a letter of credit of $9,872 at April 30, 2021.
If we fail to ensure that the delivery of our distance education programs supports regular and substantive interaction between students and instructors, our distance education programs could be considered “correspondence courses” which could make those programs ineligible to participate in the Title IV Programs.

The DOE distinguishes between distance education and correspondence courses. Distance education involves the delivery of instruction to students who are separated from the instructor, which supports regular and substantive interaction between the students and the instructor and this is a key distinguishing feature of a distance education course. Correspondence courses do not involve regular and substantive interaction between the students and the instructor. An institution is not eligible to participate in the Title IV Programs if 50% or more of its students were enrolled in correspondence courses or more than 50% of its courses are correspondence during its latest completed award year, making it important for the schools’ distance education to involve regular and substantive interaction. If Aspen and USU distance education courses do not include sufficient documented regular and substantive interaction, they could be considered correspondence courses, and we would need to refund all Title IV aid received by the university back to the start of the award year after the 50% threshold was reached.

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
The DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may require the repayment of Title IV funds, transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs. If we are found not to have satisfied the DOE’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV Program funding, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.
Because we rely on third parties to assist us in administering our participation in Title IV Programs, their failure to comply with applicable regulations could cause one or both of our schools to lose their eligibility to participate in Title IV Programs.
We rely on third-party assistance to comply with the complex administration of participation in Title IV Programs for our schools. Third parties assist us with the administration of our participation in Title IV Programs, and if one or both do not comply with applicable regulations, we may be liable for their actions and we could lose our eligibility to participate in Title IV Programs. In addition, if the third-party servicers are no longer able to provide their services to us, we may not be able to replace one or both in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV Programs, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operation.
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
The DOE may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges or the employability of its graduates. In 2011, the DOE expanded the activities that constitute a substantial misrepresentation. Under the DOE regulations, an institution engages in substantial misrepresentation when the institution itself, one of its representatives, or an organization or person with which the institution has an agreement to provide educational programs, marketing, advertising, or admissions services, makes a substantial misrepresentation directly or indirectly to a student, prospective student or any member of the public, or to an accrediting agency, a state agency, or to the Secretary of Education. The regulations define misrepresentation as any false, erroneous or misleading statement, and they define a misleading statement as any statement that has the likelihood or tendency to deceive or confuse. The regulations define substantial misrepresentation as any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to the person’s detriment. If the DOE determines that an institution has engaged in substantial misrepresentation, the DOE may revoke an institution’s program participation agreement, impose limitations on an institution’s participation in the Title IV Programs, deny participation applications made on behalf of the institution, or initiate a proceeding against the institution to fine the institution or to limit, suspend or terminate the institution’s participation in the Title IV Programs. We expect that there could be an increase in our industry of administrative actions and litigation claiming substantial misrepresentation, which at a minimum would increase legal costs associated with defending such actions, and as a result our business could be materially and adversely affected.
If we fail to comply with the DOE’s credit hour requirements, it could result in sanctions against our schools.
The DOE has defined “credit hour" for Title IV purposes. However, the definition of a credit hour is different for degree and non-degree programs that do not transfer to a degree. The credit hour is used for Title IV purposes to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV aid that an institution may disburse for students in a particular program. The regulations define credit hour for a degree program as an institutionally established equivalency that reasonably approximates certain specified time in class and out of class and an equivalent amount of work for other academic activities, which may be reviewed by the institution's accreditor. For non-degree programs that do not transfer to a degree program, the DOE regulations provide a specific formula for the calculation of a credit hour based on the number of clock hours in a course. The DOE has indicated that if it finds an institution to be out of compliance with the credit hour definition for Title IV purposes, it may require the institution to repay the amount of Title IV awarded under the incorrect assignment of credit hours and, if it finds significant overstatement of credit hours, it may fine the institution or limit, suspend, or terminate its participation in Title IV Programs, the result of which could be that our business is materially and adversely affected.

The Final Rule issued on September 2, 2020, effective as of July 1, 2021, included a new formula to calculate the credit hours eligible for Title IV funding for non-degree programs that do not transfer to a degree. Aspen University and USU do not have programs eligible for Title IV funding that do not lead to a degree and this rule change has no impact.
The U.S. Congress continues to examine the for-profit postsecondary education sector which could result in legislation or additional DOE rulemaking that may limit or condition Title IV Program participation of proprietary schools in a manner that may materially and adversely affect our business.
In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV Programs, and has held hearings regarding such matters. In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV Programs, or more vigorous enforcement of Title IV requirements. Moreover, with the HEA pending reauthorization a new administration, political considerations could impact Title IV funding as well as the treatment of for-profit education in future legislation. As noted above, the Biden administration has already published an extensive list of topics in consideration for new rulemaking.
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
We must comply with certain campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act of 1990 (the “Clery Act”), as amended by the Violence Against Women Reauthorization Act of 2013. The Clery Act requires an institution to report to the DOE and disclose in its annual safety and security report, for the three most recent calendar years, statistics concerning the number of certain crimes that occurred within the institution’s so-called “Clery geography.” As we expand to new campus locations, our efforts to comply with the Clery Act will become more costly and the risk of noncompliance will increase. Failure to comply with the Clery Act requirements or regulations promulgated by the DOE could result in fines or suspension or termination of our eligibility to participate in Title IV programs, could lead to litigation, or could harm our reputation, each of which could, in turn, have a material adverse effect on our business and results of operations. Although not related to educational regulations, we must comply with state and local social distancing and pandemic related regulations and orders. These requirements may increase our expenses.
General Risks
Due to factors beyond our control, our stock price may be volatile.
Any of the following factors could affect the market price of our common stock:
•Our failure to generate increasing material revenues;
•Our failure to become profitable in Q4 of fiscal year 2022 or achieve positive adjusted Earnings Before Interest, Taxes, Depreciation and Amortization;
•Our failure to meet financial analysts’ performance expectations;
•Changes in earnings estimates and recommendations by financial analysts;
•A decline in our growth rate including new student enrollments and class starts;
•Our public disclosure of the terms of any financing which we consummate in the future;
•Disclosure of the results of our monthly payment plan and collections;
•A decline in the economy which impacts our ability to collect our accounts receivable;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
As of April 30, 2021, we lease approximately 166,555 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa and New Brunswick Province in Canada. Our lease expense for the fiscal year ending April 30, 2021 was $2,775,000.
We are currently leasing property for campus locations in Tampa, FL, Austin, TX, and Nashville, TN. Furthermore, as the result of the rapid growth of the Master of Science in Nursing-Family Nurse Practitioner program, the Company has plans to build-out on average 10 exam rooms to occupy approximately 3,000 square feet in each of San Diego, Phoenix, and Tampa, three of its pre-licensure metropolitan areas for USU to implement immersions for its MSN-FNP program.
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
The litigation has been stayed since HEMG’s 2015 bankruptcy filing. In February 2019, the bankruptcy court judge entered an order reducing AGI’s claim to $888,631. On July 1, 2021, the bankruptcy court reserved decision on the application to pay Aspen University approximately $498,120. No further assets are available for distribution.
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
The last reported sale price of our common stock as reported by Nasdaq on July 9, 2021 was $6.48. As of that date, we had 116 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.
Unregistered Sales of Equity Securities
None.
ITEM 6. [Reserved]
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
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity and are included in cost of revenues.
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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to EBITDA for the fiscal years 2021 and 2020.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the fiscal years 2021 and 2020.
Company Overview
Aspen Group, Inc. is an education technology holding company. It operates two universities, Aspen University Inc. ("Aspen University") and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2021, 12,046 of 13,886 or 87% of all active students across both universities are degree-seeking nursing students. Of the 12,046 students seeking nursing degrees, 9,664 are Registered Nurses (RNs) studying to earn an advanced degree at Aspen University (7,028) and United States University (2,636), while the remaining 2,382 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
In March 2014, Aspen University began offering a monthly payment plan available to all students across every online degree program offered by Aspen University. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
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
AGI Student Population Overview

AGI’s overall active student body (includes both Aspen University and USU) grew 21% year-over-year to 13,886 from 11,444 as of April 30, 2021 and students seeking nursing degrees were 12,046 or 87% of total active students at both universities. Of the 12,046 students seeking nursing degrees, 9,664 are Registered Nurses (RNs) studying to earn an advanced degree at a Aspen University (7,028) and United States University (2,636), while the remaining 2,382 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
Aspen University's total active student body increased by 17% year-over-year to 11,117 from 9,487. On a year-over-year basis, USU's total active student body grew by 41% to 2,769 from 1,957. The chart below shows five quarters of active student body results. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of fiscal year 2021 or are registered for an upcoming course.
AGI New Student Enrollments
For the fourth-quarter fiscal year 2021, new student enrollments increased by 23% year-over-year to 2,182. Below is a table reflecting new student enrollments for the past five quarters:

	New Student Enrollments by Quarter
	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Aspen University	1,344	1,779	2,010	1,593	1,593
USU	432	572	649	536	589
Total	1,776	2,351	2,659	2,129	2,182

Bookings Analysis and ARPU
On a year-over-year basis, Bookings rose by 29% to $143.4 million from $111.3 million in the prior year.

	Fourth Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	FY '21 Enrollments	FY '21 Bookings	FY '20 Enrollments	FY '20 Bookings	% Change Total Bookings & ARPU
Aspen University	6,975	$101,560,950	5,953	$80,734,350
USU	2,346	$41,805,720	1,715	$30,561,300
Total	9,321	$143,366,670	7,668	$111,295,650	29%

ARPU		$15,381		$14,514	6%
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
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
Aspen University offers a Bachelor of Science in Nursing Pre-Licensure degree program (the “BSN Pre-Licensure Program”). This innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses, $325/credit hour for online core nursing courses, and $495 for core clinical courses. For students with no prior college credits, the total cost of attendance is less than $50,000.
Phoenix, AZ Campus Locations
Aspen University began offering the BSN Pre-Licensure program in July 2018 at its initial campus in Phoenix, Arizona. As a result of overwhelming demand in the Phoenix metropolitan area, in January 2019 Aspen University began offering both day (July, November, March) and evening/weekend (January, May, September) terms, equaling six term starts per year. In September 2019, Aspen University opened a second campus in the Phoenix metropolitan area in partnership with HonorHealth.
On the February 2, 2021 semester start date, Aspen University implemented its first double cohort enrollment at its main campus in Phoenix. A total of 57 students entered the core BSN-PL program at the Main Campus, in two cohorts of 29 and 28, respectively. Additionally, 29 students entered the program at the HonorHealth campus, bringing the total two-year core program semester starts in February, 2021 to 86 students, an increase of over 70% from the prior year period for this program in the Phoenix metro. Aspen University implements six semester start dates per annum in Arizona. With the introduction of double cohorts at its main campus in Phoenix, the university is now on pace to start approximately 500 students per annum in the Phoenix metro into the final two-year core program, up from the prior run rate of approximately 300 students. Given the revenue per student for the final two-year core program is approximately $20,000 per annum, that equates to an approximate $10 million revenue run rate per annum in the Phoenix metro, up from approximately $6 million with single cohorts, excluding revenues earned from over approximately 1,300 first-year online pre-requisite students currently enrolled in the Phoenix metro.
BSN Pre-Licensure Campus Locations Opened in Fiscal Year 2020 - First Half of Fiscal Year 2021
Austin, TX
Aspen University’s BSN Pre-Licensure program in Austin is based in the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,362 cars per day. Aspen University's initial PPN nursing student enrollments began on the September 29, 2020 semester start date.
Aspen University has executed a clinical affiliation agreement with Baylor Scott & White Health – Central division, the largest not-for-profit healthcare system in Texas and one of the largest in the United States. Baylor Scott & White Health includes 48 hospitals, more than 800 patient care sites, more than 7,800 active physicians, over 47,000 employees and the Scott & White Health Plan.
Tampa, FL
Aspen University’s BSN Pre-Licensure program in Tampa is located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Aspen University's initial PPN nursing student enrollments began on the December 8, 2020 semester start date.
Aspen University has executed a clinical affiliation agreement with Bayfront Health, a regional network of seven hospitals and over 1,900 staff medical professionals serving the residents of the Tampa Bay area to provide required clinical placements for its nursing students. In addition, clinical affiliation agreements have been signed in the Tampa metropolitan area with John Hopkins All Children’s Hospital, Inc., Care Connections at Home, Global Nurse Network, LLC and The American National Red Cross.
Nashville, TN Campus

On March 8, 2021, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure campus location in Nashville, Tennessee, with permission to commence marketing and begin to enroll first-year PPN students effective immediately. Aspen University is targeting to begin its initial (years 2-3) core program semester in Nashville in October, 2021.
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
While MSN-FNP lab hours have been done at USU’s San Diego facility through the end of calendar 2020, the rapid growth of the MSN-FNP program has caused AGI to open two additional immersion locations in 2021. Specifically, the Company built-out an additional suite on the ground floor of our main facility in Phoenix (by the airport) and recently opened the Tampa clinical facility. Consequently, students now have the option to attend their weekend immersions at three different metro locations: San Diego, Phoenix and Tampa.
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
Through this affiliation, A-APN will appoint an Educational Coordinator to work with USU’s Office of Field Experience to place USU MSN-FNP students with qualified, experienced NP preceptors. This telehealth partnership enables MSN-FNP students to complete their required direct care clinical hours with A-APN throughout the COVID-19 crisis and thereafter.
ACCOUNTS RECEIVABLE AND MONTHLY PAYMENT PLAN
The Company’s accounts receivable over the last several years has predominantly been a result of our groundbreaking monthly payment plan (or MPP) which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU.
Since the beginning of fiscal year 2021, the monthly payment plan accounts receivable balance, both short-term and long-term, has increased by approximately $6.5 million. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan.
Each student’s receivable account is different depending on how many classes a student takes each period. If a student takes two classes each eight-week period while paying $250, $325 or $375 a month, that student’s account receivable balance will rise accordingly.
The common thread is the actual monthly payment, which functions as a retail installment contract with no interest that each student commits to pay over a fixed number of months. Aspen University students paying tuition and fees through a monthly payment method grew by 18% year-over-year, from 5,888 to 6,953. Those 6,953 students paying through a monthly payment method represent 63% of Aspen University’s total active student body.
Historically, we have issued approximately $70 million of credit to Aspen University’s MPP students, and to date, we have written off $667,000 or approximately 1% of those accounts receivable. Bad debt reserve for this accounts receivable is currently $2.8 million which we believe is appropriate.

USU’s MPP accounted for the majority of the Company’s increase of accounts receivable this fiscal year. Specifically, the Company’s long-term accounts receivable during this fiscal year increased from $6.7 million to $10.2 million with USU accounting for 77% of that increase. The Company’s short-term accounts receivable, net, during this fiscal year increased from $14.3 million to $16.7 million with USU accounting for 44% of that increase. In addition to the Company’s experience with the FNP students, these people generally earn more than $100,000 per year which reduces the collection risk.

While the majority of the accounts receivable increase for the Company in the past year has been through issuing credit to Nurse Practitioner students at USU, the collection history of these FNP students is tracking materially better than the Company's collection history of Aspen University MPP students. From 2018 to 2019, the Company issued approximately $17 million of credit to USU FNP students on the six year payment plan. As of April 30, 2021, the Company has collected to date approximately $8 million of that $17 million, so the remaining accounts receivable is approximately $8.7 million.

The total student count that makes up the $8.7 million of USU FNP MPP student accounts receivable is approximately 750 students; 45% of those students have graduated, while 39% remain active students today in the university, and the remaining 16% are no longer enrolled. Of those students, the Company currently has 25 students that have not made a recent monthly payment which accounts for total accounts receivable of $174,000 or 1.0% of the total credit issued to date. We believe the 6-year MPP accounts receivable will perform materially better than Aspen University's MPP history which has performed well to date.

Change in Business Mix and Relationship to Accounts Receivable

During fiscal year 2021 revenue from students using the Monthly Payment Plan increased by approximately 19% year over year, but declined as a percentage of total revenue for the third year in a row down from 57.2% in 2020 to 49.5% in 2021, while total revenue increased 38% year over year.

Our highest lifetime value business unit is Aspen University’s BSN Pre-Licensure business. This is our fastest growing business unit and now represents 21% of total annual revenue. We expect the revenue from this unit to continue to grow as a percentage of our total revenue as we continue to expand our campus footprint from 4 to over 12 campuses over the next 5 years.

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

As we identify program and student status specific trends, we will strive to create ways to isolate program specific revenue and accounts receivable activity to gather, analyze and report program specific data and trends. Over time, we will use this knowledge to enhance our allowance reserving policies going forward.
By improving visibility into trends earlier we expect to see improvement in overall student performance and a reduction of account delinquencies.
Reserving for Allowance for Doubtful Accounts and Charges to the Allowance

As part of the account receivable analysis discussed earlier, we evaluated our long-term MPP and other payment type student receivables. The analysis evaluated students in two categories: nursing and non-nursing. Based on our analysis of the payment details and student performance, in the fourth quarter of fiscal 2021, we charged $76,000 of MPP receivables against the reserve for doubtful accounts. The MPP receivables will be evaluated in conjunction with our updated recovery and collection process and we expect results to be positive. For fiscal year 2021, no changes to the methodology were made and approximately

$740,000 of student accounts receivable were written off. The Company continues to review accounts receivable for reasonableness.

Our accounts receivable remaining for former students are from 2018 or more recent with the exception of certain alumni from our nursing programs. We believe our analysis is appropriate and reasonable. We further believe that we are positioned to focus our enhanced recovery and collections efforts on delinquencies and past due amounts from recent graduates and current enrolled students.

Based on our review of accounts receivable, overall revenue growth trends and changes in our mix of business, we evaluated our reserve methodology and increased our reserve through a charge to bad debt by $340,000 for Aspen University and by $226,540 for USU also in the fourth quarter of fiscal year 2021. Note that AGI's bad debt allowance started the year at $1.759 million and ended the year at $3.290 million.

As part of the process of evaluating our reserving methodology we also evaluated our processes in student accounts, our accounts receivable recovery and collections processes. We have designed an enhanced recovery and collections process that is expected to begin recovery of student late payments earlier and manage these students more proactively during their course of study and post-graduation for MPP students

We will continue to reserve against our receivables based on revenue growth trends, mix of business and specific trends we identify on a program by program basis. We believe we currently have sufficient reserves against our current student portfolio but we intend to stay vigilant to become aware of external changes that could affect our students ability to meet their obligations such as the continuation of the COVID-19 economic slowdown or other external events and circumstances that could give us reason to make a material change to our current methodology and reserve policy.

Over time we expect the change in our mix of business together with process improvements and collection enhancements to result in a better managed portfolio of student receivables and improving cash flow from operations.

Relationship Between Accounts Receivable and Revenue
The gross accounts receivable balance for any period is the net effect of the following three factors:
1.Revenue;
2.Cash receipts, and;
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

At April 30, 2021, the allowance for doubtful accounts was $3,289,816 which represents 11% of the gross accounts receivable balance of $30,264,393, the sum of both short-term and long-term receivables.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $6,701,136 at April 30, 2020 to $10,249,833 at April 30, 2021. These are MPP students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months; therefore, most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, they transition to long-term accounts receivable. Those are the two primary factors that have driven an increase in long-term accounts receivable.
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

COVID-19 Update

Nursing students represented 87% or 12,046 of the Company’s total student body of 13,886 students at fiscal year-end 2021. Of the 12,046 nursing students, 2,382 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,664 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN or DNP degree programs). These 9,664 post-licensure nursing students therefore represent 70% of the Company’s total student body and are the population of AGI students that have been primarily affected by the COVID-19 pandemic. Given that AGI has the highest student body concentration of RNs among publicly-traded higher education companies in the U.S., the COVID-19 pandemic has necessitated the need to track RN behaviors and attitudes carefully for the past 16 months. Below are the effects the Company has seen to date relative to class starts and enrollments.
The Company previously reported that RN course starts at both universities were approximately 4% lower than historically expected during the months of September, 2020 – January, 2021, which resulted in approximately $520,000 less revenues in the fiscal third quarter. However, beginning in late February 2021, RN course starts returned to historically normal levels throughout the remainder of the fourth fiscal quarter which resulted in revenues of $19.1 million for the quarter, approximately $500,000 higher than the midpoint of our previous forecast.

The Company’s fiscal first quarter has historically been our seasonally weakest quarter among our RN student body given it falls during the late-spring/summer months, and thus far in the quarter (May and June) we are seeing lower inquiries, conversion rates and enrollments among prospective RN students than expected, which we believe is due to RNs ‘taking a deep breath’ and taking time off with their families now that vaccination rates and hospitalizations have materially improved. The Company is also seeing lower course starts in the first quarter than seasonally expected among its RN student body. We believe this will be a short-lived ‘summer break’ slowdown, with a return to normalized enrollment and course start levels in our second fiscal quarter (August – October).
Results of Operations

For the Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020 and Fiscal Year Ended April 30, 2021 Compared to Fiscal Year Ended April 30, 2020
Revenue
For the three months ended April 30, 2021 ("Fiscal Q4 2021") compared to the three months ended April 30, 2020 ("Fiscal Q4 2020")

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Revenue	$19,051,076	$4,971,883	35%	$14,079,193
Revenue from operations for Fiscal Q4 2021 increased to $19,051,076 from $14,079,193 for Fiscal Q4 2020, an increase of $4,971,883 or 35%. The increase was primarily due to enrollment and student body growth in USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, the degree programs with the highest lifetime value (LTV). Those two business units accounted for 51% of the Company’s revenues in the quarter. The Company expects the majority of its revenue growth in future periods to be derived from these two units as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed the remaining 49% of total Company revenue in Fiscal Q4 2021.
Aspen University’s revenues in Fiscal Q4 2021 increased 33% year-over-year, while USU's revenues in Fiscal Q4 2021 increased 40% year-over-year.

For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

In reviewing our operating results for Fiscal Year 2021, investors should consider our “Fiscal 2022 Business Plan Overview” beginning at page one of this Report.

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Revenue	$67,812,520	$18,751,440	38%	$49,061,080
Revenue from operations for the Fiscal Year 2021 increased to $67,812,520 from $49,061,080 for the Fiscal Year 2020, an increase of $18,751,440 or 38%. The increase was primarily due to enrollment and student body growth in USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, the degree programs with the highest lifetime value (LTV), partially offset by the reduction in revenue in the third fiscal quarter of fiscal year 2021 as the result of a course start decline resulting from the impact of the COVID-19 pandemic. The Company expects the majority of its revenue growth in future periods to be derived from these two business units as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 50% of total Company revenue in Fiscal Year 2021, while Aspen University’s BSN Pre-Licensure program delivered 21% of the Company’s revenues in Fiscal Year 2021. Finally, USU contributed 29% of the total revenues for Fiscal Year 2021.
Aspen University’s revenues in Fiscal Year 2021 increased 34% year-over-year, while USU's revenues in Fiscal Year 2021 increased 48% year-over-year.
Cost of Revenues (exclusive of depreciation and amortization shown separately below)
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$8,721,479	$3,290,297	61%	$5,431,182
As a percentage of revenue	46%			39%
Instructional Costs and Services

Instructional costs and services for Fiscal Q4 2021 increased to $4,577,075 or 24% of revenues from $2,691,185 or 19% of revenues for Fiscal Q4 2020, an increase of $1,855,890 or 70%. The increase was partially due to an increase in class starts year-over-year, with the primarily increases resulting from: 1) the hiring of additional full-time faculty staffing in the USU MSN-FNP program, 2) additional faculty staffing to prepare for double cohorts in the main BSN Pre-Licensure campus location in Phoenix, and 3) hiring of new faculty in the recently opened Austin and Tampa campus locations.
Aspen University instructional costs and services represented 24% of Aspen University revenues for Fiscal Q4 2021, while USU instructional costs and services was 25% of USU revenues during Fiscal Q4 2021.
Marketing and Promotional
Marketing and promotional costs for Fiscal Q4 2021 were $4,144,404 or 22% of revenues compared to $2,739,997 or 19% of revenues for Fiscal Q4 2020, an increase of $1,404,407 or 51%. The increase of marketing as a percentage of revenues is a result of a planned advertising spending increase throughout Fiscal Year 2021, targeted primarily to our highest LTV programs. Specifically, the majority of the advertising spending increase in the quarter was specifically directed to the three new pre-licensure metro locations; Austin, Tampa and Nashville.
Aspen University marketing and promotional costs represented 21% of Aspen University revenues for Fiscal Q4 2021, while USU marketing and promotional costs was 18% of USU revenues for Fiscal Q4 2021.

AGI corporate marketing expenses was $310,415 for Fiscal Q4 2021 compared to $265,375 for Fiscal Q4 2020, or an increase of 17%.
For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Cost of Revenues (exclusive of depreciation and amortization shown separately below)	$29,453,733	$10,318,431	54%	$19,135,302
As a percentage of revenue	43%			39%
Instructional Costs and Services
Instructional costs and services for Fiscal Year 2021 increased to $15,275,131 or 23% of revenues from $9,639,322 or 20% of revenues for Fiscal Year 2020, an increase of $5,635,809 or 58%. The increase was primarily due to an increase in class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin and Tampa.
Aspen University instructional costs and services represented 22% of Aspen University revenues for Fiscal Year 2021, while USU instructional costs and services was 25% of USU revenues during Fiscal Year 2021.
Marketing and Promotional
Marketing and promotional costs for Fiscal Year 2021 were $14,178,602 or 21% of revenues compared to $9,495,980 or 19% of revenues for Fiscal Year 2020, an increase of $4,682,622 or 49%. The increase of marketing as a percentage of revenues from 19% to 21% year-over-year in Fiscal 2021 is a result of a planned advertising spending increase throughout Fiscal Year 2021, targeted primarily to our highest LTV programs, which resulted in a record 9,321 new student enrollments for Fiscal Year 2021. In the second half of Fiscal Year 2021, the majority of the advertising spending increase was directed to the two new pre-licensure metro locations: Austin and Tampa.
Aspen University marketing and promotional costs represented 20% of Aspen University revenues for Fiscal Year 2021, while USU marketing and promotional costs was 18% of USU revenues for Fiscal Year 2021.
AGI corporate marketing expenses were $1,068,292 for Fiscal Year 2021 compared to $994,113 for Fiscal Year 2020, an increase of $74,179 or 7%.
Costs and Expenses

General and Administrative
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
General and Administrative	$11,184,681	$3,468,404	45%	$7,716,277
As a percentage of revenue	59%			55%

General and administrative costs for Fiscal Q4 2021 were $11,184,681 or 59% of revenues compared to $7,716,277 or 55% of revenues during Fiscal Q4 2020, an increase of $3,468,404, or 45%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense, which includes stock-based compensation expense, to support the growth of the business, new campus expansion costs of approximately $1.0 million at Aspen University, merchant banking fees, insurance expense and recruiting fees. In connection with the resignation of the former Chief Financial Officer on February 25, 2021, the Company incurred non-recurring accelerated stock-based compensation expense of approximately $0.6 million related to the accelerated vesting of RSUs and options during Fiscal Q4 2021 as well as $0.3 million of severance.

Aspen University general and administrative costs which are included in the above amount represented 36% of Aspen University revenues for Fiscal Q4 2021. The increase was due, in part, to new campus expansion costs of approximately $1.0 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets.
USU general and administrative costs equaled 34% of USU revenues for Fiscal Q4 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business.
AGI’s general and administrative costs for Fiscal Q4 2021 and Fiscal Q4 2020 which are included in the above amounts equaled $4.4 million and $2.5 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, and increases in banking fees and insurance expense.
For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
General and Administrative	$41,908,030	$11,578,510	38%	$30,329,520
As a percentage of revenue	62%			62%

General and administrative costs for Fiscal Year 2021 were $41,908,030 or 62% of revenues compared to $30,329,520 or 62% of revenues during Fiscal Year 2020, an increase of $11,578,510, or 38%. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and other-employee related costs, accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million at AGI in Fiscal Q2 2021, new campus expansion costs of approximately $1 million at Aspen University; and increases in merchant banking fees and insurance expense. In connection with the resignation of the former Chief Financial Officer on February 25, 2021, the Company incurred non-recurring accelerated stock-based compensation expense of approximately $0.6 million related to the accelerated vesting of RSUs and options during the Fiscal Q4 2021. Note, of the $11.6 million year-over-year increase, $2.4 million are non-recurring costs.

The remaining $12 tranche related to the Executive RSU grant has approximately $1.2 million of total unrecognized compensation expense at April 30, 2021, which is being amortized over the remaining period through February 4, 2024 when all RSUs will vest subject to continued employment, that could accelerate during the next two years. If our common stock meets the $12 price target, all remaining amortization will accelerate.

Aspen University general and administrative costs, which are included in the above amount, represented 34% of Aspen University revenues for Fiscal Year 2021. The increase was primarily due to new campus expansion costs of approximately $1.6 million for investment in faculty and campus leadership positions to launch and support the new Tampa and Austin markets.

USU general and administrative costs equaled 40% of USU revenues for Fiscal Year 2021. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business.

AGI corporate general and administrative costs for Fiscal Year 2021 and Fiscal Year 2020, which are included in the above amounts, was $17.5 million and $9.2 million, respectively. The increase was primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business, non-cash accelerated stock-based compensation amortization expense related to the $9 and $10 tranche RSU price vesting of $1.2 million, and increases in banking fees and insurance expense.
Bad Debt Expense
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Bad debt expense	$566,540	$(213,465)	(27)%	$780,005
As a percentage of revenue	3%			6%

Bad debt expense for Fiscal Q4 2021 decreased to $566,540 from $780,005 for Fiscal Q4 2020, a decrease of $213,465, or 27%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and lowered the reserve for Aspen University in Fiscal Q4 2021, but increased the reserve for USU by approximately $200,000.

For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Bad debt expense	$2,268,540	$837,330	59%	$1,431,210
As a percentage of revenue	3%			3%

Bad debt expense for Fiscal Year 2021 increased to $2,268,540 from $1,431,210 for Fiscal Year 2020, an increase of $837,330, or 59%. Based on revenue growth trends and review of accounts receivable, the Company evaluated its reserve methodology and increased reserves for Aspen and USU accordingly, as well as approximately $700,000 of Aspen University and $100,000 of USU student accounts were written off against the accounts receivable allowance during Fiscal Year 2021.
Depreciation and Amortization
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Depreciation and amortization	$874,111	$380,843	77%	$493,268
As a percentage of revenue	5%			4%

Depreciation and amortization costs for Fiscal Q4 2021 increased to $874,111 from $493,268 for Fiscal Q4 2020, an increase of $380,843, or 77%. The increase in depreciation and amortization expense is due primarily to investments in developed capitalized software to support the Company's services and computer equipment along with amortization of leasehold improvements.

For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Depreciation and amortization	$2,426,365	$222,904	10%	$2,203,461
As a percentage of revenue	4%			4%

Depreciation and amortization costs for Fiscal Year 2021 increased to $2,426,365 from $2,203,461 for Fiscal Year 2020, an increase of $222,904, or 10%. The increase in depreciation and amortization expense is primarily due to investments in developed capitalized software placed in service earlier in the fiscal year to support the Company's services and computer equipment along with amortization of leasehold improvements, partially offset by a decrease in amortization expense of fully amortized intangibles at USU in Fiscal Year 2020.
Other Expense, net
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Other expense, net	$(36,697)	$297,014	(89)%	$(333,711)

Other expense, net for Fiscal Q4 2021 primarily includes interest expense related to the commitment fees on the undrawn $5 million Revolving Credit Facility which matures on November 4, 2021; with a 2% commitment fee on the undrawn portion payable quarterly.

Other expense, net for Fiscal Q4 2020 primarily includes interest expense related to (i) the $10 million Senior Secured Term Loans issued on March 6, 2019, with an annual interest rate of 12% payable monthly, (which were cancelled and exchanged for the $10 million Convertible Notes on January 22, 2020) and the non-cash write-off of the debt discount in connection with a debt extinguishment related to issued $10 million Convertible Debt on January 22, 2020 (the write-off was approximately $200,000 and included in one-time expense items); and (ii) the commitment fees on the $5 million Revolving Credit Facility; partially offset by other income.

For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Other expense, net	$(2,172,181)	$(603,349)	38%	$(1,568,832)

Other expense, net for Fiscal Year 2021 includes: interest expense of (i) a non-cash charge of $1.4 million of accelerated amortization expense related to the conversion of the $10 million Convertible Notes which occurred on September 14, 2020; (ii) $0.5 million for the $10 million Convertible Notes issued on January 22, 2020 as well as the commitment fee on the $5 million Revolving Credit Facility; (iii) an adjustment of $0.3 million related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal Year 2019 revenue; (iv) a non-cash modification and accelerated amortization charges of $0.2 million related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $0.3 million of other income.

Other expense, net for Fiscal Year 2020 includes: interest expense of $1.4 million primarily related to (i) the
$10 million Senior Secured Term Loans issued on March 6, 2019 and the non-cash write-off of debt discount in connection with a debt extinguishment related to issued $10 million Convertible Debt on January 22, 2020 (the write-off was approximately $200,000 and included in one-time expense items); and (ii) the commitment fees on the $5 million Revolving Credit Facility, partially offset by $0.3 million of other income.

Income Tax (Benefit) Expense

For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Income tax benefit	$(12,446)	$(1,758)	16%	$(10,688)
Income tax benefit for Fiscal Q4 2021 was $12,446 compared to an income tax benefit of $10,688 for Fiscal Q4 2020. Although, Aspen Group experienced operating losses in both periods, the fiscal year 2020 provision relates to an income tax adjustment for the year. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Income tax expense	$32,644	$(19,176)	(37)%	$51,820

Income tax expense for Fiscal Year 2021 was $32,644 compared to $51,820 in for Fiscal Year 2020. Aspen Group experienced operating losses in both periods. As management made a full valuation allowance against the deferred tax assets stemming from these losses, there was no tax benefit recorded in the statement of operations in either period.
Net Loss
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended April 30,
	2021	$ Change	% Change	2020
Net loss	$(2,319,986)	$(1,655,423)	(249)%	$(664,563)

Net loss was $(2,319,986), or net loss per basic and diluted share of $(0.09) for Fiscal Q4 2021 as compared to $(664,563), or net loss per basic and diluted share of $(0.03) for Fiscal Q4 2020, or an increase in net loss of $(1,655,423), or (249)%.
For the years ended April 30, 2021 ("Fiscal Year 2021") compared to April 30, 2020 ("Fiscal Year 2020")

	Fiscal Year Ended April 30,
	2021	$ Change	% Change	2020
Net loss	$(10,448,973)	$(4,789,908)	(85)%	$(5,659,065)

Net loss was $(10,448,973), or net loss per basic and diluted share of $(0.44) for Fiscal Year 2021 as compared to $(5,659,065), or net loss per basic and diluted share of $(0.29) for Fiscal Year 2020, or an increase in net loss of $(4,789,908), or (85)%.

This increase in net loss of $(4,789,908) includes $2.6 million of non-cash items previously disclosed ($1.2 million non-cash charge related to the RSU vesting and the $1.4 million charge related to the conversion of $10 million Convertible Notes). Without these items, the net loss increase would have been approximately $2.2 million. This $2.2 million increase in net loss year-over-year is primarily a result of the new campus costs at Aspen University (approximately $1.6 million) and CFO transition costs disclosed above.
Non-GAAP – Financial Measures
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
Our management uses and relies on EBITDA, Adjusted EBITDA and Adjusted Gross Profit, which are non-GAAP financial measures. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measures to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.
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
EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended April 30,		For the Year Ended April 30,
	2021	2020	2021	2020
Net loss	$(2,319,986)	$(664,563)	$(10,448,973)	$(5,659,065)
Interest expense, net	13,369	393,471	2,031,545	1,818,078
Taxes	(12,446)	(10,688)	32,644	51,820
Depreciation and amortization	874,111	493,268	2,426,365	2,203,461
EBITDA	(1,444,952)	211,488	(5,958,419)	(1,585,706)
Bad debt expense	566,540	780,005	2,268,540	1,431,210
Stock-based compensation	382,936	300,740	2,203,822	1,641,984
Non-recurring charges - Other stock-based compensation	555,321	—	1,754,263	474,324
Non-recurring charges - Severance	303,870	—	347,870	218,750
Non-recurring charges - Other	275,438	77,000	650,875	526,998
Adjusted EBITDA	$639,153	$1,369,233	$1,266,951	$2,707,560
The Company had a net loss of $(10,448,973) for Fiscal Year 2021 compared to a net loss of $(5,659,065) for Fiscal Year 2020, EBITDA loss of $(5,958,419) for Fiscal Year 2021 compared to an EBITDA loss of $(1,585,706) for Fiscal Year 2020 and Adjusted EBITDA decreased to $1,266,951 for Fiscal Year 2021 from Adjusted EBITDA of $2,707,560 for Fiscal Year 2020.

Aspen University generated $7.3 million of net income, EBITDA of $9.5 million and Adjusted EBITDA of $11.6 million in Fiscal Year 2021 as compared to $6.0 million of net income, EBITDA of $7.4 million and Adjusted EBITDA of $9.1 million in Fiscal Year 2020. Aspen’s BSN Pre-Licensure program accounted for $4.1 million of the $9.5 million EBITDA generated at Aspen University for Fiscal Year 2021 as compared to $2.3 million of the $7.4 million EBITDA generated in Fiscal Year 2020.

USU generated net income of $2.9 million, EBITDA of $3.1 million and Adjusted EBITDA of $3.6 million for Fiscal Year 2021 as compared to net income of $0.4 million, EBITDA of $1.1 million and Adjusted EBITDA of $1.4 million in for Fiscal Year 2020.

AGI corporate incurred a net loss of $(20.7 million), EBITDA of ($18.6 million) and Adjusted EBITDA of ($14.0 million) for Fiscal Year 2021 as compared to a net loss of $(12.0 million), EBITDA of ($10.1 million) and Adjusted EBITDA of ($7.8 million) for Fiscal Year 2020. Adjusted EBITDA for Fiscal Year 2021 primarily includes non-recurring charges for (i) non-cash stock-based compensation expense of $0.6 million related to the resignation of CFO in Fiscal Q4 2021 and $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Fiscal Q2 2021; and (ii) other severance and recruitment expenses primarily related to CFO transition costs in Fiscal Q4 2021, $1.4 million interest expense charge related to the conversion of $10 million Convertible Notes in Fiscal Q2 2021, $0.1 million of interest expense which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender in Fiscal Q1 2021. Adjusted EBITDA for Fiscal Year 2020 includes one-time items for stock-based compensation and other expenses primarily related to the January 2020 equity financing and the prior CFO transition.
The following tables present a reconciliation of net loss to EBITDA and Adjusted EBITDA by business unit:

	Three Months Ended April 30, 2021
	Consolidated	AGI Corporate	Aspen BSN Pre-Licensure	AU Online	AU Total	USU
Net income (loss)	$(2,319,986)	$(4,736,579)	$831,192	$557,608	$1,388,800	$1,027,793
Interest expense, net	13,369	13,486	—	—	—	(117)
Taxes	(12,446)	(14,250)	—	2,064	2,064	(260)
Depreciation and amortization	874,111	15,691	114,618	671,517	786,135	72,285
EBITDA	(1,444,952)	(4,721,652)	945,810	1,231,189	2,176,999	1,099,701
Bad debt expense	566,540	—	—	340,000	340,000	226,540
Stock-based compensation	382,936	275,938	—	75,605	75,605	31,393
Non-recurring charges - Other stock-based compensation	555,321	555,321	—	—	—	—
Non-recurring charges - Severance	303,870	303,870	—	—	—	—
Non-recurring charges - Other	275,438	239,438	—	36,000	36,000	—
Adjusted EBITDA	$639,153	$(3,347,085)	$945,810	$1,682,794	$2,628,604	$1,357,634

	Year Ended April 30, 2021
	Consolidated	AGI Corporate	Aspen BSN Pre-Licensure	AU Online	AU Total	USU
Net income (loss)	$(10,448,973)	$(20,666,448)	$3,895,576	$3,386,117	$7,281,693	$2,935,782
Interest expense, net	2,031,545	2,031,745	—	—	—	(200)
Taxes	32,644	—	—	32,644	32,644	—
Depreciation and amortization	2,426,365	57,713	189,618	2,020,548	2,210,166	158,486
EBITDA	(5,958,419)	(18,576,990)	4,085,194	5,439,309	9,524,503	3,094,068
Bad debt expense	2,268,540	—	—	1,862,000	1,862,000	406,540
Stock-based compensation	2,203,822	1,845,683	—	210,771	210,771	147,368
Non-recurring charges - Other stock-based compensation	1,754,263	1,754,263	—	—	—	—
Non-recurring charges - Severance	347,870	347,870	—	—	—	—
Non-recurring charges - Other	650,875	614,875	—	36,000	36,000	—
Adjusted EBITDA	$1,266,951	$(14,014,299)	$4,085,194	$7,548,080	$11,633,274	$3,647,976

Adjusted Gross Profit
AGI defines Adjusted Gross Profit as GAAP Gross Profit including amortization expense which is excluded from cost of revenue on the statements of operations. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit inclusive of amortization:

	Three Months Ended April 30,		For the Year Ended April 30,
	2021	2020	2021	2020
GAAP Gross Profit	$9,945,090	$8,351,113	$36,923,910	$28,848,788
Add back amortization expense included in cost of revenue:
Intangible asset amortization	9,737	13,089	42,455	64,785
Call center software/website amortization	374,770	283,809	1,392,422	1,012,205
Total amortization included in cost of revenue	384,507	296,898	1,434,877	1,076,990
Adjusted Gross Profit	$10,329,597	$8,648,011	$38,358,787	$29,925,778

Revenues	$19,051,076	$14,079,193	$67,812,520	$49,061,080
Cost of Revenue	8,721,479	5,431,182	29,453,733	19,135,302
Adjusted Gross Profit	$10,329,597	$8,648,011	$38,358,787	$29,925,778

GAAP Gross Profit as a % of revenue	52%	59%	54%	59%
Adjusted Gross Profit as a % of revenue	54%	61%	57%	61%

GAAP Gross Profit increased by 28% to $36,923,910 or 54% gross margin for Fiscal Year 2021 from $28,848,788 or 59% gross margin for Fiscal Year 2020. Adjusted Gross profit increased 28% to $38,358,787 or 57% gross margin for Fiscal Year 2021 from $29,925,778 or 61% gross margin for Fiscal Year 2020.
Aspen University GAAP Gross Profit represented 55% of Aspen University revenues for Fiscal Year 2021, and USU GAAP Gross Profit represented 58% of USU revenues for Fiscal Year 2021.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Years Ended April 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$985,578	$(5,748,633)
Investing activities	(8,977,303)	(3,290,361)
Financing activities	3,751,039	16,978,007
Net (decrease) increase in cash	$(4,240,686)	$7,939,013
Net cash provided by (used in) operating activities
Net cash used in operating activities for the year ended April 30, 2021 consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation, bad debt expense, depreciation and amortization expense, amortization of debt discounts and issue costs, warrants issued for services, modification charge for warrants exercised, common shares issued for services and other adjustments.
Adjustments to net loss consist primarily of tenant improvement allowances received from landlords of $4,685,826, stock-based compensation of $3,958,085, depreciation and amortization expense of $2,426,365, bad debt expense of $2,268,540, and amortization of debt discounts of $1,550,854. The decrease from changes in working capital primarily consists of increases in deferred revenue of $3,112,020 and accrued expenses of $1,140,253, partially offset by increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $8,215,190. The increase in deferred revenue is due primarily to timing of billings for class starts. Accrued expenses increased due primarily to accrual of executive bonus for Fiscal 2021, accrued payroll due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and an increase in accrued marketing due to timing. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts.

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
Net cash used in operations for the year ended April 30, 2020 consist primarily of depreciation and amortization expense of $2,203,461, stock-based compensation of $2,116,309 and bad debt expense of $1,431,210. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $8,717,424, partially offset by increases in deferred revenue of $1,256,129 and $1,197,343 due to students. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. The increase in deferred revenue is due primarily to timing of billings for class starts.
Net cash used in investing activities
Net cash used in investing activities for the year ended April 30, 2021 includes purchases of property and equipment of $8,848,395 primarily due to investments in leasehold improvements, computer equipment and hardware, Company developed software and new campuses; purchases of courseware and accreditation of $120,408 and purchase of a domain name of $8,500.
Net cash used in investing activities for the year ended April 30, 2020 includes purchases of property and equipment of $3,276,510 primarily due to investments in Company developed software, computer equipment and hardware, instructional equipment and new campuses; and purchases of courseware and accreditation of $13,851.
Net cash provided by financing activities
Net cash provided by financing activities for the year ended April 30, 2021 includes proceeds from stock options exercised of $2,669,247 and proceeds from warrants exercised of $1,081,792 received from the cash exercise of warrants associated with the Term Loan and Revolving Credit Facility.
Net cash provided by financing activities for the year ended April 30, 2020 includes proceeds from the sale of common stock, net of underwriter costs of $16,044,879; proceeds from stock options exercised of $962,650; and a common stock short swing reclamation of $21,760, partially offset by $51,282 of disbursements for equity offering costs.

Liquidity and capital resources
At July 9, 2021, the Company had cash deposits of approximately $12.1 million, including $4.1 million of restricted cash. Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.
The Company also has access to a $5 million Revolving Credit Facility. At April 30, 2021 and 2020, there were no outstanding borrowings under this credit facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations. The Company's Fiscal year 2022 capital expenditures are expected to be lower than Fiscal Year 2021 capital expenditures by approximately $0.5 million related to new campus costs. Additionally, the Company expects additional cash commitments for letters of credits related to securing new campus locations.
The Company expects that its existing cash resources will be sufficient to fund its working capital, including capital expenditures, investing and other needs for more than the next 12 months. As disclosed earlier in this Report, the Company intends to be net income positive by Fiscal Q4 2022.
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
Goodwill and Intangibles
Goodwill represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized. Goodwill is tested annually as of April 30 for impairment.
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

When evaluating the potential impairment of goodwill, management first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing.

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
Intangible assets represent both indefinite lived and definite lived assets. Acquired accreditation and regulatory approvals and Trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
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
Related Party Transactions
The Company did not have any related party transactions in fiscal year 2021.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of April 30, 2021.
New Accounting Pronouncements
See Note 2 to our consolidated financial statements included herein for discussion of recent accounting pronouncements.
Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our continuing focus on the nursing profession, the expected changes in our business plan in fiscal year 2022, including the anticipated changes in the advertising spend, enrollments and bookings in fiscal year 2022, our goal of achieving positive GAAP net income by Q4 of the fiscal year 2022, the timing of launching phase two of our in-house CRM and the expected impact of its implementation on our operations, persistence rates and LTV, our beliefs with respect to our student acquisition costs and faculty cost model, the future potential of our BSN Pre-Licensure Program, the future job opportunities for licensed practical nurses and registered nurses, future competitive trends in our industry, including increased competition as the result of the COVID-19 pandemic, our leads acquisition strategy and the expected sources of leads, our future ability to provide lower costs per enrollment, our estimates concerning LTV and ARPU, the expected revenue run rate per annum following the implementation of double cohort enrollments at the Phoenix main campus, our estimates with respect to the adequacy of our bad debt reserves, our expectations regarding future trends in the six-year MPP accounts receivable, the expected continued revenue growth in the BSN Pre-Licensure and USU businesses as a percentage of total revenues and the expected impact thereof on our accounts receivable, allowance for doubtful accounts and cash flow from operations, the expected rate and timing of subsequent campus openings, the impact of bookings, future expansion of our operating margins, the anticipated impact of our enhanced recovery and collections process, our beliefs with respect to the short-term impact of COVID-19 on class starts and enrollments, the expected sources of future revenue growth, our anticipated working capital trends, the expected capital expenditures related to new campus openings and letters of credit, and our future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are discussed in the Risk Factors section of this Report and include, without limitation, our ability to successfully implement the fiscal year 2022 business plan and the accuracy of the assumptions used in estimating the results of such implementation, unanticipated issues with, and delays in, launching phase two of our in-house CRM and the continued ability of the CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, national and local economic factors including the substantial impact of the COVID-19 pandemic on the economy, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and the other information required by this Item can be found beginning on page F-1.
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
ITEM 9B. OTHER INFORMATION.

Appointment of Chief Financial Officer

On July 8, 2021, the Board of Directors (the “Board”) of the Company appointed Mr. Matthew LaVay as the Company’s Chief Financial Officer, effective August 16, 2021.

Matthew LaVay, 51, has served as the Chief Financial Officer of Amerit Fleet Solutions, Inc. since August 2018. Prior to that, Mr. LaVay served as the Executive Vice President and Chief Financial Officer of Ellie Mae, Inc., a cloud-based platform provider for the mortgage finance industry, from April 2017 to June 15, 2018. From October 2014 to March 2017, Mr. LaVay served as the Senior Vice President of Finance of Ellie Mae, Inc. Mr. LaVay is a certified public accountant.

Board Composition

On July 8, 2021, the Board appointed Dr. Joan Prince as a director, effective July 14, 2021. Dr. Prince will also serve on the Compensation Committee of the Board.

Dr. Joan Prince, 67, previously served as the Vice Chancellor of Global Inclusion and Engagement at the University of Wisconsin-Milwaukee from September 2000 to March 1, 2021. During this time, Dr. Prince was the chief administrator for the Divisions of Global Inclusion and Engagement and Partnerships and Innovation the University of Wisconsin-Milwaukee, with responsibilities as the chief inclusion officer. In 2012, President Barack Obama nominated Dr. Prince to the key administrative post of alternate representative to the 67th General Assembly of the United Nations with the honorary rank of ambassador. This diplomatic position also maintained an appointment as a senior advisor to the State Department and Public Delegate. She also served in an advisory capacity to the 2013 United States Delegation to the Commission on the Status of Women.

On July 10, 2021, C. James Jensen, a director and a member of the Executive, Audit and Compensation Committees of the Board, informed the Company that he would be retiring effective July 14, 2021.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2021.
Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://ir.aspen.edu/governance-docs) under "Governance Documents." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2021.
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
(3)    Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	Aspen Group, Inc. 2012 Equity Incentive Plan, as amended*	S-8	9/21/2020	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan, as amended*	10-Q	3/16/2021	10.1
10.3	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/2017	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*	10-K	7/7/2020	10.6
10.7	Employment Agreement dated December 1, 2020 - Robert Alessi*	10-Q	3/16/2021	10.2
10.8	Form of Restricted Stock Unit Agreement*	10-K	7/7/2020	10.9
10.9	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/2020	10.10
10.10	Form of Stock Option Agreement*	10-K	7/7/2020	10.11
10.11	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.12	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.13	Confidential Severance Agreement, dated February 25, 2021, by and between the Company and Frank J. Cotroneo				Filed
21.1	Subsidiaries				Filed
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Aspen Group, Inc.

Date: July 13, 2021	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 13, 2021
Michael Mathews

/s/ Robert Alessi	Chief Financial Officer	July 13, 2021
Robert Alessi	(Principal Financial Officer)

/s/ Norman Dicks	Director	July 13, 2021
Norman Dicks

Director
C. James Jensen

/s/ Andrew Kaplan	Director	July 13, 2021
Andrew Kaplan

/s/ Michael Koehneman	Director	July 13, 2021
Michael Koehneman

/s/ Sanford Rich	Director	July 13, 2021
Sanford Rich

/s/ Doug Kass	Director	July 13, 2021
Doug Kass

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:
Aspen Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Accounts Receivable

As described in footnote 1 “Accounts Receivable and Allowance for Doubtful Accounts Receivable” and in footnote 3, to the consolidated financial statements, the Company’s consolidated accounts receivable balances, net of the related allowance for doubtful receivables of $3,289,816, was $26,974,577 at April 30, 2021. Accounts receivable balances are evaluated by management for collectability periodically and at year end. The determination of the valuation of these balances requires management to make significant estimates and assumptions related to the intent and ability of the debtor to pay the amounts due to the Company.

We identified the valuation of accounts receivable as a critical audit matter. Auditing management’s judgments regarding the intent and ability of the debtor to pay the amounts due to the Company involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) reviewed management’s process for developing an estimate of the allowance to be recorded, (b) performed accuracy and completeness tests related to system generated data utilized to develop managements estimates, (c) reviewed and verified the historical and subsequent collection history and the age of these receivables through the date of our procedures (d) performed attribute testing on select data utilized by management in developing an estimate of the allowance to be recorded and (e) performed an expectation test for the allowance and compared the results to management's computation of the allowance.

Goodwill and Intangibles Impairment Assessment

As described in footnote 1 “Goodwill and Intangibles” and in footnote 5, to the consolidated financial statements, the Company’s consolidated Goodwill balance was $5,011,432 and Intangible Assets, net was $7,908,360 at April 30, 2021. Goodwill is tested for impairment by management at least annually at the reporting unit level and intangible assets with indefinite-lives are also tested for impairment at least annually. The determination of fair value of a reporting unit or fair value of indefinite-lived intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, discount rates and contributory asset charges. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the goodwill impairment charge, or both and on the fair value of indefinite-lived intangible assets.

We identified the goodwill and indefinite-lived intangible asset impairment assessment as a critical audit matter. Auditing management’s judgments regarding forecasts of future revenues and operating margins, the discount rate to be applied and the contributory asset charge involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and other supporting information, (b) assessed the reasonableness of the discount rate by evaluating each component, (c) evaluated if the valuation method used by management was appropriate and (d) recomputed the valuation amounts and the goodwill and indefinite-lived intangible asset impairment computations.

/s/Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2012
Boca Raton, Florida
July 13, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2021	2020
Assets

Current assets:
Cash and cash equivalents	$8,513,290	$14,350,554
Restricted cash	5,152,789	3,556,211
Accounts receivable, net of allowance of $3,289,816 and $1,758,920, respectively	16,724,744	14,326,791
Prepaid expenses	1,077,831	941,671
Other receivables	—	23,097
Other current assets	68,529	173,090
Total current assets	31,537,183	33,371,414

Property and equipment:
Computer equipment and hardware	956,463	649,927
Furniture and fixtures	1,705,101	1,007,099
Leasehold improvements	5,729,324	867,024
Instructional equipment	421,039	301,842
Software	8,488,635	6,162,770
Construction in progress	247,767	—
	17,548,329	8,988,662
Less: accumulated depreciation and amortization	(4,892,987)	(2,841,019)
Total property and equipment, net	12,655,342	6,147,643
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,908,360	7,900,000
Courseware, net	187,296	111,457
Accounts receivable, net of allowance of $625,963, and $625,963, respectively	45,329	45,329
Long term contractual accounts receivable	10,249,833	6,701,136
Debt issue cost, net	18,056	182,418
Operating lease right of use assets, net	12,714,863	6,412,851
Deposits and other assets	479,212	355,831
Total assets	$80,806,906	$66,239,511
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2021	2020
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,466,488	$1,505,859
Accrued expenses	2,040,896	900,643
Deferred revenue	6,825,014	3,712,994
Due to students	2,747,484	2,371,844
Operating lease obligations, current portion	2,029,821	1,683,252
Other current liabilities	307,921	182,481
Total current liabilities	15,417,624	10,357,073

Convertible Notes, net of discount of $0 and $1,550,854, respectively	—	8,449,146
Operating lease obligations, less current portion	16,298,808	5,685,335
Total liabilities	31,716,432	24,491,554

Commitments and contingencies - See Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at April 30, 2021 and April 30, 2020	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
25,066,297 issued and 24,910,811 outstanding at April 30, 2021
21,770,520 issued and 21,753,853 outstanding at April 30, 2020	25,067	21,771
Additional paid-in capital	109,040,824	89,505,216
Treasury stock (155,486 and 16,667 shares, respectively)	(1,817,414)	(70,000)
Accumulated deficit	(58,158,003)	(47,709,030)
Total stockholders’ equity	49,090,474	41,747,957
Total liabilities and stockholders’ equity	$80,806,906	$66,239,511

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2021	2020
Revenues	$67,812,520	$49,061,080

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	29,453,733	19,135,302
General and administrative	41,908,030	30,329,520
Bad debt expense	2,268,540	1,431,210
Depreciation and amortization	2,426,365	2,203,461
Total operating expenses	76,056,668	53,099,493

Operating loss	(8,244,148)	(4,038,413)

Other income (expense):
Other (expense) income	(120,800)	249,246
Interest expense	(2,051,381)	(1,818,078)
Total other expense, net	(2,172,181)	(1,568,832)

Loss before income taxes	(10,416,329)	(5,607,245)

Income tax expense	32,644	51,820

Net loss	$(10,448,973)	$(5,659,065)

Net loss per share - basic and diluted	$(0.44)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	23,757,656	19,708,708

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2021 AND 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 30, 2019	18,665,551	$18,666	$68,562,727	$(70,000)	$(42,049,965)	$26,461,428
Stock-based compensation	—	—	2,116,309	—	—	2,116,309
Amortization of restricted stock issued for services	—	—	122,250	—	—	122,250
Common stock issued for cashless exercise of stock options	190,559	191	(191)	—	—	—
Common stock issued for stock options exercised for cash	277,678	278	962,372	—	—	962,650
Common stock issued for cashless warrant exercise	76,929	77	(77)	—	—	—
Amortization of warrant based cost issued for services	—	—	36,719	—	—	36,719
Restricted stock issued for services, subject to vesting	144,803	144	(144)	—	—	—
Common stock issued for equity raise, net of underwriter costs of $1,222,371	2,415,000	2,415	16,042,464	—	—	16,044,879
Other offering costs	—	—	(51,282)	—	—	(51,282)
Beneficial conversion feature on Convertible Debt	—	—	1,692,309	—	—	1,692,309
Common stock short swing reclamation	—	—	21,760	—	—	21,760
Net loss	—	—	—	—	(5,659,065)	(5,659,065)
Balance as of April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	3,958,085	—	—	3,958,085
Common stock issued for stock options exercised for cash	1,389,463	1,389	4,485,272	(1,817,414)	—	2,669,247
Common stock issued for cashless exercise of stock options	34,773	35	(35)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	295,557	296	(296)	—	—	—
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Common stock issued for services	2,000	2	19,898	—	—	19,900
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost issued for services	—	—	36,500	—	—	36,500
Cancellation of treasury stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(10,448,973)	(10,448,973)
Balance as of April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,448,973)	$(5,659,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	2,268,540	1,431,210
Depreciation and amortization	2,426,365	2,203,461
Stock-based compensation	3,958,085	2,116,309
Amortization of warrant based cost	36,500	36,719
Amortization of debt discounts	1,550,854	261,128
Amortization of debt issue costs	164,362	118,406
Modification charge for warrants exercised	25,966	—
Common stock issued for services	19,900	122,250
Loss on asset disposition	—	3,918
Gain on extinguishment of debt	—	(50,000)
Lease (benefit) expense	(27,796)	162,127
Tenant improvement allowances received from landlords	4,685,826	—
Changes in operating assets and liabilities:
Accounts receivable	(8,215,190)	(8,717,424)
Prepaid expenses	(136,160)	(530,926)
Other receivables	23,097	(20,952)
Other current assets	104,561	(173,090)
Deposits and other assets	(164,341)	273,792
Accounts payable	(39,371)	(193,362)
Accrued expenses	1,140,253	501,699
Due to students	375,640	1,197,343
Deferred revenue	3,112,020	1,256,129
Other current liabilities	125,440	(88,305)
Net cash provided by (used in) operating activities	985,578	(5,748,633)

Cash flows from investing activities:
Purchase of finite life intangible assets	(8,500)	—
Purchases of courseware and accreditation	(120,408)	(13,851)
Purchases of property and equipment	(8,848,395)	(3,276,510)
Net cash used in investing activities	(8,977,303)	(3,290,361)

Cash flows from financing activities:
Proceeds from warrants exercised	1,081,792	—
Proceeds from stock options exercised	2,669,247	962,650
Proceeds from sale of common stock net of underwriter costs	—	16,044,879
Disbursements for equity offering costs	—	(51,282)
Common stock short swing reclamation	—	21,760
Net cash provided by financing activities	3,751,039	16,978,007
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended April 30,
	2021	2020
Net (decrease) increase in cash and cash equivalents	$(4,240,686)	$7,939,013
Cash, cash equivalents and restricted cash at beginning of year	17,906,765	9,967,752
Cash, cash equivalents and restricted cash at end of year	$13,666,079	$17,906,765

Supplemental disclosure cash flow information:
Cash paid for interest	$310,958	$1,208,285
Cash paid for income taxes	$57,208	$51,820

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of Convertible Notes	$10,000,000	$—
Common stock issued for services	$—	$178,477
Beneficial conversion feature on Convertible Debt	$—	$1,692,309
Gain on extinguishment of debt	$—	$50,000
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	April 30,
	2021	2020
Cash and cash equivalents	$8,513,290	$14,350,554
Restricted cash	5,152,789	3,556,211
Total cash and cash equivalents and restricted cash	$13,666,079	$17,906,765

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

Note 1. Nature of Operations and Liquidity

Overview

Aspen Group, Inc. ("AGI") is an education technology holding company. AGI has two subsidiaries, Aspen University Inc. ("Aspen University") organized in 1987 and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2021, 12,046 of 13,886 or 87% of all active students across both universities are degree-seeking nursing students. Of the 12,046 students seeking nursing degrees, 9,664 are Registered Nurses (RNs) studying to earn an advanced degree at Aspen University (7,028) and United States University (2,636), while the remaining 2,382 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
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

COVID-19 Update
Nursing students represented 87% or 12,046 of the Company’s total student body of 13,886 students at fiscal year-end 2021. Of the 12,046 nursing students, 2,382 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,664 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN or DNP degree programs). These 9,664 post-licensure nursing students therefore represent 70% of the Company’s total student body and are the population of AGI students that have been primarily affected by the COVID-19 pandemic. Given that AGI has the highest student body concentration of RNs among publicly-traded higher education companies in the U.S., the COVID-19 pandemic has necessitated the need to track RN behaviors and attitudes carefully for the past 16 months. Below are the effects the Company has seen to date relative to class starts and enrollments.

The Company previously reported that RN course starts at both universities were approximately 4% lower than historically expected during the months of September, 2020 – January, 2021, which resulted in approximately $520,000 less revenues in the fiscal third quarter. However, beginning in late February 2021, RN course starts returned to historically normal levels throughout the remainder of the fourth fiscal quarter which resulted in revenues of $19.1 million (unaudited) for the quarter, approximately $500,000 higher than the midpoint of our previous forecast.

The Company’s fiscal first quarter has historically been our seasonally weakest quarter among our RN student body given it falls during the late-Spring/summer months, and thus far in the quarter (May and June) we are seeing lower inquiries, conversion rates and enrollments among prospective RN students than expected, which we believe is due to RNs ‘taking a deep breath’ and taking time off with their families now that vaccination rates and hospitalizations have materially improved. The Company is also seeing lower course starts in the first quarter than seasonally expected among its RN student body. We believe this will be a short-lived ‘summer break’ slowdown, with a return to normalized enrollment and course start levels in our second fiscal quarter (August – October).

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

Liquidity

At April 30, 2021, the Company had a cash and cash equivalents balance of $8,513,290 with an additional $5,152,789 of restricted cash.

On November 5, 2018 the Company entered into a three year, $5,000,000 senior revolving credit facility. There is currently no outstanding balance under that facility. (See Note 9)
At April 30, 2021, the Company reported cash and cash equivalents and restricted cash of $13.7 million, which includes restricted cash of $5.2 million. For the year ended April 30, 2021, the Company’s net cash provided by operating activities was $1.0 million.
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
Restricted cash as of April 30, 2021, of $5,152,789 primarily consists of $934,125, which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $3,958,792. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education. In August 2020, USU entered into a $379,345 letter of credit which was collateral required to be posted based on the level of Title IV funding; and subsequently in December 2020, the DOE released this existing USU letter of credit.
Restricted cash as of April 30, 2020, of $3,556,211 primarily consisted of $692,293 which is collateral for letters of credit for the Aspen University and USU facility operating leases and $255,708, which is collateral for a letter of credit issued by the

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
bank and $71,828 which is related to USU’s receipt of Title IV funds and is required by the Department of Education ("DOE") in connection with the change of control of USU. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,536,382. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the DOE.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2021. As of April 30, 2021 and 2020, the Company maintained deposits exceeding federally insured limits by $13,005,537 and $16,742,603, respectively, held in two separate institutions.
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

Intangible assets represent both indefinite lived and definite lived assets. Acquired accreditation and regulatory approvals, trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
Fair Value Measurements and Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. As of April 30, 2021, the monthly payment plan represents the majority of the payments that are made by AGI's total active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
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
Direct write-offs are taken in the period when AGI has exhausted its efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that AGI should abandon such efforts. (See Note 13)
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable because, the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight-week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term contractual accounts receivable. At April 30, 2021 and 2020, those balances are $10,249,833 and $6,701,136, respectively, which amounts are evaluated and included in the allowance analysis as discussed above. The Company has determined that the long-term contractual accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
The Company has construction in progress which includes property and equipment amounts for new campuses. These assets are not yet being depreciated as of April 30, 2021.
Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.
Courseware and Accreditation
The Company records the costs of courseware and accreditation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.
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
Due to Students

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. After deducting tuition and fees, the Company sends checks for the remaining balances to the students. Prior to the checks being sent, these Title IV funds are classified as restricted cash.
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

In February 2016, the FASB issued Accounting Standards Update ("ASU"), No. 2016-2, Leases (Topic 842). This standard requires entities to recognize most operating leases on their balance sheets as right-of-use assets with a corresponding lease liability, along with disclosing certain key information about leasing arrangements. The Company adopted the standard effective May 1, 2019 using the cumulative effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•Carry forward of historical lease classification;
•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and
•Not separate lease and non-lease components for office space and campus leases.

The adoption of this standard resulted in the recognition of an initial operating lease right-of-use assets (“ROU’s”) and corresponding lease liabilities of approximately $8 million, on the consolidated balance sheet as of May 1, 2019. There was no impact to the Company’s net income or liquidity as a result of the adoption of this ASU. Additionally, the standard did not materially impact the Company's consolidated statements of cash flows.

Lease incentives received are deducted from the right of use assets and classified as leasehold improvements. The asset reduction due to incentives is classified within cash flows from operations. The corresponding leasehold improvement is amortized over the life of the lease term and classified within cashflows from investing activities.

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
Revenue Recognition and Deferred Revenue
The Company follows Accounting Standards Codification 606 (ASC 606). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of this ASC, resulted in no change to our consolidated results of operations or our consolidated balance sheet and there was no cumulative effect adjustment.
Revenues consist primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student.  (See Note 13)

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Cost of Revenues
Cost of revenues consists of two categories of cost, instructional costs and services, and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online and in-person faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of revenues. Total instructional costs and services were $15,275,131 and $9,639,322 for year ended April 30, 2021 and 2020, respectively, and are included in cost of revenues.
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $14,178,602 and $9,495,980 for year ended April 30, 2021 and 2020, respectively, and are included in cost of revenues.
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
Stock-Based Compensation

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 1,032,411 and 2,734,899 common shares, 549,972 and 643,175 restricted stock units ("RSUs"), warrants to purchase 374,174 and 566,223 common shares, and unvested restricted stock of 8,224 and 24,672, were outstanding at April 30, 2021 and 2020, respectively.
Additionally, $10 million of Convertible Notes (convertible into 1,398,602 shares of common stock) was outstanding at April 30, 2020, which was automatically converted in the second quarter of fiscal year 2021. (See Note 12) All shares mentioned above were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants, RSUs, unvested restricted stock and Convertible Notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
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
The accrued compensation costs of $363,230 at April 30, 2020, which were previously included in "other current liabilities" in the accompanying consolidated balance sheet, were reclassified to "accrued expenses" to align with the current year

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
presentation. There is no impact to total current liabilities included in the accompanying consolidated balance sheet at April 30, 2020.
Note 3. Accounts Receivable
Accounts receivable consisted of the following at April 30, 2021 and 2020:

	April 30,
	2021	2020
Accounts receivable	$30,264,393	$22,786,847
Long-term contractual accounts receivable	(10,249,833)	(6,701,136)
	20,014,560	16,085,711
Less: Allowance for doubtful accounts	(3,289,816)	(1,758,920)
Accounts receivable, net	$16,724,744	$14,326,791
Bad debt expense for the years ended April 30, 2021 and 2020, was $2,268,540 and $1,431,210, respectively.
Note 4. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization. There is no expense impact for such write offs.
Property and equipment consisted of the following at April 30, 2021 and 2020:

	April 30,
	2021	2020
Computer equipment and hardware	$956,463	$649,927
Furniture and fixtures	1,705,101	1,007,099
Leasehold improvements	5,729,324	867,024
Instructional equipment	421,039	301,842
Software	8,488,635	6,162,770
Construction in progress	247,767	—
	17,548,329	8,988,662
Less: accumulated depreciation and amortization	(4,892,987)	(2,841,019)
Property and equipment, net	$12,655,342	$6,147,643
Software consisted of the following at April 30, 2021 and 2020:

	April 30,
	2021	2020
Software	$8,488,635	$6,162,770
Accumulated amortization	(3,444,325)	(2,049,809)
Software, net	$5,044,310	$4,112,961
Depreciation and amortization expense for property and equipment as well as the portion for just software amortization is presented below for the years ended April 30, 2021 and 2020:

	Years Ended April 30,
	2021	2020
Depreciation and amortization expense	$2,381,656	$1,497,470
Software amortization expense	$1,405,756	$1,013,466

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
The following is a schedule of estimated future amortization expense of software at April 30, 2021 (by fiscal year):

Future Expense
2022	$1,562,515
2023	1,401,634
2024	1,111,974
2025	707,172
2026	251,568
Thereafter	9,447
Total	$5,044,310

Note 5. Goodwill and Intangibles
Acquisition of USU
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

We assigned an indefinite useful life to the acquired accreditation and regulatory approvals and the trade name and trademarks as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are finite-lived and we are amortizing them on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the assets are expected to be consumed. The finite-lived assets became fully amortized during fiscal 2020. Amortization expense for the years ended April 30, 2021 and 2020 was $0 and $641,667, respectively.

Intangible assets consisted of the following at April 30, 2021 and 2020:

	April 30,
	2021	2020
Acquisition of USU
Intangible assets with indefinite lives	$7,900,000	$7,900,000
Intangible assets with definite lives	2,200,000	2,200,000
Accumulated amortization	(2,200,000)	(2,200,000)
Total intangible assets with definite lives, net of accumulated amortization	—	—
Total intangible assets, net (acquired during acquisition of USU)	7,900,000	7,900,000

Other intangibles:
Intangible assets with definite lives	8,500	—
Accumulated amortization	(140)	—
Total intangibles assets, net	$7,908,360	$7,900,000

Note 6. Courseware and Accreditation

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
For the years ended April 30, 2021 and 2020, additional courseware and accreditation costs capitalized was $120,408 and $13,851, respectively. As courseware and accreditation reach the end of its useful life, they are written off against the accumulated amortization. There is no expense impact for such write-offs.
Courseware and accreditation consisted of the following:

	April 30,
	2021	2020
Courseware	$408,222	$287,813
Accreditation	59,350	59,350
	467,572	347,163
Accumulated amortization	(280,276)	(235,706)
Courseware and accreditation, net	$187,296	$111,457
Amortization expense of courseware and accreditation is as follows:

	Years Ended April 30,
	2021	2020
Courseware and accreditation amortization expense	$44,709	$64,324
The following is a schedule of estimated future amortization expense of courseware and accreditation at April 30, 2021 (by fiscal year):

Future Expense
2022	$55,612
2023	50,087
2024	36,540
2025	25,452
2026	18,977
Thereafter	628
Total	$187,296

Note 7. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”,) which was then a related party and principal stockholder of the Company. The sold courseware amounts were $455,000 and $600,000, respectively; UCC filings were filed accordingly. Under the marketing agreements, the receivables were due net 60 months. On September 16, 2011, HEMG pledged 772,793 Series C preferred shares (automatically converted to 54,571 common shares on March 13, 2012) of the Company as collateral for this account receivable which at that time had a remaining balance $772,793. Based on the reduction in value of the collateral to $2.28 based on the then current price of the Company’s common stock, the Company recognized an expense of $123,647 during the year ended April 30, 2014 as an additional allowance. As of April 30, 2021, and 2020, the balance of the account receivable, net of allowance, was $45,329.
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
Note 8. Accrued expenses

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
Accrued expenses consisted of the following at April 30, 2021 and 2020:

	April 30,
	2021	2020
Accrued compensation	$1,244,261	$512,039
Accrued marketing	437,642	108,854
Accrued interest	23,014	49,863
Other accrued expenses	335,979	229,887
Accrued expenses	$2,040,896	$900,643

Note 9. Debt
$10 million Convertible Notes
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
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period the Convertible Notes automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share. (See Note 12.) The accelerated amortization charge related to unamortized debt discounts as a result of the debt extinguishment in the second quarter of fiscal year 2021 was approximately $1.4 million, which was included in interest expense in the consolidated statement of operations. The Company did not recognize any gains or losses as a result of this conversion.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
$50,000 Convertible Note

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
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility. As of April 30, 2021 and 2020, there was no outstanding borrowings under the Revolving Credit Facility.
The Credit Facility Agreement contains customary representations and warranties, events of default and covenants. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020, see Note 12. The relative fair value of the warrants along with the upfront Facility fee were treated as debt issue costs, as the facility has not been drawn on, assets to be amortized over the term of the loan. Total unamortized costs at April 30, 2021 and 2020 were $18,056 and $182,418, respectively.
On March 6, 2019, in connection with entering into the Term Senior Secured Loans, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the Revolving Note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in the Collateral, on a pari passu basis with the Lenders.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
The two warrants were deemed to have a combined relative fair value of $360,516. The relative fair value along with closing costs of $33,693 were treated as debt discounts to be amortized over the term of the Loans. One Lender exercised 100,000 of these warrants (the "2019 Cooperman Warrants") on June 5, 2020, see Note 12.
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
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2021, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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
On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consisted of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. On February 8, 2019, the bankruptcy court issued an order reducing AGI’s claim to $888,638 which consisted of the judgment and a $200,000 claim for failure to disclose certain liabilities. Subsequently, the trustee sold the AGI common stock and has $924,486 available for distribution. On July 1, 2021, the bankruptcy court reserved decision on the application to pay Aspen University approximately $498,120. No further assets are available for distribution.
Regulatory Matters

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
On August 22, 2017, the DOE informed Aspen University of its determination that the institution has qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023.
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
Subsequent to a compliance audit, in 2015, Educacion Significativa, LLC (“ESL”) the predecessor to USU recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL, the predecessor to USU, had a material finding related to the same issue and is required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit was provided to the DOE by AGI since it assumed this obligation in its purchase of USU.  This letter of credit expired in early 2021 and the cash was returned to the Company.
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE reduced USU's existing letter of credit by $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU currently maintains a letter of credit of $9,872 at April 30, 2021.
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
Note 11. Leases
We determine if a contract contains a lease at inception. We have entered into operating leases totaling approximately 166,555 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa and New Brunswick Province in Canada. These leases expire at various dates through April 2031, the majority contain annual base rent escalation clauses. Most of these leases include options to terminate for a fee or extend for additional five-year periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have any financing leases.
As of April 30, 2021, our longer term operating leases are located in the Tampa, Austin, and Phoenix and set to expire in ten, eight, and seven years, respectively. These leases make up 93% of the total future minimum lease payments.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheet at April 30, 2021 and 2020. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.

Lease incentives are deducted from the right of use assets. Incentives such as tenant improvement allowances are amortized as leasehold-improvements, separately, over the life of the lease term. For the years ended April 30, 2021 and 2020, the amortization expense for these tenant improvement allowances was $306,217 and $0, respectively.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for years ended April 30, 2021 and 2020, was $2,775,000 and $2,516,213, respectively, included in general and administrative expenses in the consolidated statements of operations, respectively.

ROU assets are summarized below:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

	April 30,
	2021	2020
ROU assets - Operating facility leases	$14,308,296	$8,998,825
Less: accumulated reduction	(1,593,433)	(2,585,974)
Total ROU assets	$12,714,863	$6,412,851

Operating lease obligations, related to the ROU assets are summarized below:

	April 30,
	2021	2020
Total lease liabilities	19,946,229	$8,324,323
Reduction of lease liabilities	(1,617,600)	(955,736)
Total operating lease obligations	$18,328,629	$7,368,587

The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 30, 2021 (a) (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2022	$3,995,304
2023	3,647,737
2024	3,469,573
2025	3,332,672
2026	3,383,530
Thereafter	10,417,592
Total future minimum lease payments	28,246,408
Less: imputed interest	(9,917,779)
Present value of operating lease obligations	$18,328,629
____________________
(a) Lease payments exclude $3.2 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in Nashville, Tennessee lease signed but not yet commenced.

Balance Sheet Classification	April 30, 2021
Operating lease obligations, current portion	$2,029,821
Operating lease obligations, less current portion	16,298,808
Total operating lease obligations	$18,328,629

Other Information	April 30, 2021
Weighted average remaining lease term (in years)	7.46
Weighted average discount rate	12%

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

Preferred Stock

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of April 30, 2021 and April 30, 2020, we had no shares of preferred stock issued and outstanding.

Common Stock

At April 30, 2021 and 2020, the Company was authorized to issue 40,000,000 shares of common stock.
On August 31, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell from time to time, through Canaccord, up to $12,309,750 of shares of the Company’s common stock (the “Shares”). The Shares were offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission on August 31, 2020. The purpose of this Agreement was, among other things, to allow the Company to sell common stock that has been surrendered from executive officers and directors related to vesting of RSUs and exercise of stock options as well as to receive the funds the Company would otherwise have received if the stock options exercised under the net share program were exercised for cash. During the fiscal year 2021, the Company sold 449,632 shares under the Agreement. On February 8, 2021, the Company provided written notice to Canaccord Genuity of its election to terminate the Equity Distribution Agreement. This action terminates the Company’s at-the-market offering facility effective February 18, 2021.

Under the Agreement, the Company paid Canaccord 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also reimbursed Canaccord for certain specified expenses, including the fees and disbursements of its legal counsel, in the amount of $50,000. Total expenses for the offering, excluding compensation and reimbursement payable to Canaccord under the terms of the Agreement, were approximately $50,000, which is included in general and administrative expense in the consolidated statement of operations.

During the years ended April 30, 2021 and 2020, the Company issued 1,389,463 and 277,678 shares of common stock upon the exercise of stock options for cash and received proceeds of $2,669,247 and $962,650, respectively. As of April 30, 2021, 155,486 shares of common stock related to options exercised by the executive officers were surrendered to cover the option exercise price but have yet to be sold by the company. (See Treasury stock discussion below).

During the years ended April 30, 2021 and 2020, the Company issued 295,557 and 0 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”), respectively.

During the years ended April 30, 2021 and 2020, the Company issued 34,773 and 190,559 shares of common stock upon the cashless exercise of 52,778 and 363,334 stock options, respectively.
During the years ended April 30, 2021, the Company issued 192,049 shares of common stock upon the exercise of warrants for cash and received proceeds of $1,081,792. During the year ended April 30, 2020, the Company issued 76,929 shares of common stock upon the cashless exercise of 164,929 warrants.
During the third quarter of fiscal 2021, the Company issued 2,000 shares of common stock to a former director for services provided. The shares were valued using a grant date share price of $9.95 and the Company recognized $19,900 of expense.

On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period, the $10 million Convertible Notes (see Note 9) automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share.

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

On November 30, 2019, the Company issued 25,000 shares of common stock for services in connection with the prior CFO transition which immediately vested. The total value of the grant was $177,500. The Company also issued 15,000 shares of

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
common stock to its former CFO upon the vesting of RSUs previously granted to him for Audit Committee services. The total value of the grant was $103,350.

Restricted Stock

As of April 30, 2021 and 2020, there were 8,224 and 24,672 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of April 30, 2021 and 2020 amounted to $28,071 and $70,178, respectively.

On June 18, 2019, in order to correct errors in a third-party software system used to track stock options, the Company granted Andrew Kaplan, a current director, 5,131 shares of restricted common stock and two former directors a total of 25,000 shares of restricted common stock valued at $122,232 and expensed immediately.

The Board approved a grant of 25,000 shares of restricted common stock to the prior CFO in September 2018. The stock price was $7.15 on the date of the grant and was to vest over a period of 36 months. The value of the compensation was approximately $180,000. Upon leaving the Company on November 30, 2019 the remaining two-thirds of restricted stock was immediately vested as part of the separation agreement resulting in accelerated amortization expense of approximately $108,000.

As of April 30, 2021, there was approximately $28,000 of unrecognized compensation costs related to non-vested share-based common and restricted stock arrangements. That cost is expected to be recognized over a weighted-average period of approximately 0.67 years.

Restricted Stock Units

A summary of the Company’s RSU activity which were granted under the 2021 and 2018 Equity Incentive Plans during the year ended April 30, 2021 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested balance outstanding, April 30, 2020	643,175	$5.64
Granted	275,521	9.87
Exercised	—	—
Forfeits	(73,167)	9.09
Vested	(295,557)	10.97
Expired	—	—
Unvested balance outstanding, April 30, 2021	549,972	$6.58

Fiscal 2021 activity

Of the 275,521 RSU grants in fiscal 2021, 15,791 RSUs correspond to RSUs granted to the Board of Directors while the remainder of the RSU grants were to employees. The RSUs granted to the Board of Directors occurred during the three months ending January 31, 2021 and immediately vested with a fair value of $11.13 per share, resulting in a total expense of $175,754. The grant date fair value of the remaining employee awards range from $5.92 to $12.78 per share, or a total of $2.5 million, with an annual vest over three years.

As of April 30, 2021, 549,972 RSUs are unvested. Total unrecognized compensation expense related to these unvested RSUs is approximately $3.6 million which will be amortized over the remaining vesting periods. Included in this amount is approximately $1.2 million of total unrecognized compensation expense related to 195,000 unvested RSUs from the executive RSU grant discussed below.

As of April 30, 2021, there was approximately $3.6 million of unrecognized compensation costs related to non-vested RSU grants. That cost is expected to be recognized over a weighted-average period of approximately 1.72 years.

Fiscal 2020 activity

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
In December 2019, the former CFO and CAO received grants of 100,000 and 20,000 RSU's, respectively, as part of their employment agreements. These grants were to vest annually over three years and had a combined fair value of $826,800. The former CFO immediately vested in the outstanding shares of approximately 67,000 or $421,000 upon his resignation in the fourth quarter of fiscal 2021.

In December 2019, the former CFO immediately vested in 15,000 RSUs with a total expense of $103,350, which he was granted as Audit Committee Chairman in November 2019.

In November 2019, the Chief Nursing Officer received a grant of 50,000 RSUs as part of her employment agreement. These grants will vest annually over three years and have a fair value of $314,500. The Company also issued 98,675 RSUs to employees vesting over three years subject to continued employment with a fair value of $708,425.

February 4, 2020 RSU grant
On February 4, 2020, the Compensation Committee approved a 375,000 RSU grant to executives under the Company’s 2018 Equity Incentive Plan. As subsequently clarified, the RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs as follows: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs will vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs will vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company’s common stock on The Nasdaq Global Market was $9.49 per share. The Company determined that because the terms of the grant include both a market condition and a service condition that must be achieved simultaneously, the appropriate treatment under ASC 718 Stock-based Compensation is to amortize the fair market value of approximately $3.4 million over the longer of the explicit service period of four years and not the shorter of the derived service period of 0.64 years.

On August 31, 2020, the closing price of the Company’s common stock was at least $9 for 20 consecutive trading days, resulting in 10% or 37,500 of the February 4, 2020 RSU grants to executives (see above) vesting immediately. Additionally, on September 2, 2020, the Company’s common stock was at least $10 for 20 consecutive trading days and 25% or 93,750 of the February 4, 2020 RSUs granted to executives (see above) vested immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The accelerated amortization expense related to these transactions in the second quarter of fiscal year 2021 was approximately $1.2 million, for the vesting of these 131,250 RSUs, which is included in general and administrative expense in the consolidated statements of operations. The 48,750 unvested RSUs related to the February 4, 2020 grant, $12 tranche discussed above, held by the Company’s former Chief Financial Officer, were forfeited with his resignation in February 2021.
Warrants
A summary of the Company’s warrant activity during the year ended April 30, 2021 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	566,223	$6.22	3.17	$950,100
Granted	—	—	—	—
Exercised	(192,049)	5.63	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2021	374,174	$6.37	1.9	$—

Exercisable, April 30, 2021	374,174	$6.37	1.9	$—

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$4.89	$4.89	50,000	$4.89	3.44	50,000
$6.00	$6.00	100,000	$6.00	3.09	100,000
$6.87	$6.87	224,174	$6.87	1.48	224,174
		374,174			374,174

Fiscal 2021 activity

On June 5, 2020, the Company, as an inducement to exercise, reduced by 5% the exercise price of the common stock purchase warrants issued to The Leon and Toby Cooperman Family Foundation (the “Foundation”), of which Mr. Leon Cooperman, a stockholder of the Company, is the trustee. The warrants were issued on November 5, 2018 (the “2018 Cooperman Warrants”) and on March 5, 2019 (the “2019 Cooperman Warrants”). The 2018 Cooperman Warrants exercise price was reduced from $5.85 to $5.56 per share. The 2019 Cooperman Warrants exercise price was reduced from $6.00 to $5.70 per share. On June 8, 2020, the Foundation immediately exercised the 2018 and 2019 Cooperman Warrants for 192,049 shares on common stock paying the Company $1,081,792 and the Company issued 192,049 shares of common stock to the Foundation. The warrant modification and acceleration charge related to this transaction in the first quarter of fiscal year 2021 was $25,966.

Fiscal 2020 activity

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

The Company issued 50,000 warrants on April 30, 2020 to an advisory board member for services. The warrants vest ratably over three years.

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
On December 13, 2018, the stockholders of the Company approved the Aspen Group, Inc. 2018 Equity Incentive Plan (the
“2018 Plan”) that provided for the grant of 500,000 shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors.

On December 30, 2019, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 500,000 to 1,100,000 shares.

On December 30, 2020, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,100,000 to 1,600,000 shares.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
As of April 30, 2021 and 2020, there were 549,739 and 179,380 shares remaining available for future issuance under the 2012 and 2018 Plans, respectively.
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

There were no options granted to employees during the year ended April 30, 2021.

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
A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2021, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2020	2,740,539	$4.62	1.97	$9,146,198
Granted	—	—	—	—
Exercised	(1,442,241)	10.71	—	—
Forfeited	(11,916)	5.56	—	—
Expired	(71,909)	3.98	—	—
Balance Outstanding, April 30, 2021	1,214,473	$6.24	1.88	$204,719

Exercisable, April 30, 2021	1,032,411	$6.26	1.78	$173,852

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$2.28 to $2.76	$2.76	10,423	$2.76	0.42	10,423
$3.24 to $4.38	$3.82	184,222	$3.75	1.07	144,387
$4.50 to $5.20	$4.94	360,654	$4.93	1.66	316,427
$5.95 to $6.28	$6.10	58,000	$6.12	1.21	58,000
$7.17 to $7.55	$7.44	443,425	$7.42	2.36	345,425
$8.57 to $9.07	$8.98	157,749	$8.98	1.69	157,749
		1,214,473			1,032,411

Fiscal 2021 activity

As of April 30, 2021, there was approximately $142,000 of unrecognized compensation costs related to non-vested share-based option arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.02 years.

For the year ended April 30, 2021, the Company recorded compensation expense of $3,977,983 which consisted of: $560,828, $3,355,148 and $62,007, respectively, in connection with stock option, RSUs and restricted and common stock grants.

Fiscal 2020 activity

For the year ended April 30, 2020, the Company recorded compensation expense in connection with stock options of $1,289,546.

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

Treasury Stock

As of April 30, 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating approximately $1,817,414 were based upon the fair market value of shares surrendered as of the date of each applicable exercise date.

On October 16, 2020, the Company retired 16,667 shares of its treasury stock valued at $70,000, which were outstanding at April 30, 2020.
Note 13. Revenues
Revenues consist primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
The following table represents our revenues disaggregated by the nature and timing of services:

	For the Years Ended April 30,
	2021	2020
Tuition - recognized over period of instruction	$59,970,120	$43,917,321
Course fees - recognized over period of instruction	7,088,539	4,536,639
Book fees - recognized at a point in time	150,969	80,845
Exam fees - recognized at a point in time	233,820	219,015
Service fees - recognized at a point in time	369,072	307,260
Revenues	$67,812,520	$49,061,080
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date. At April 30, 2021, deferred revenue was $6,825,014, which is future revenue that has not yet been earned for courses in progress. Funds due to students was $2,747,484 at April 30, 2021, which mainly represents Title IV funds due to students after deducting their tuition payments. At April 30, 2020, deferred revenue and funds due to students was $3,712,994 and $2,371,844, respectively.
Of the total revenue earned during the years ended April 30, 2021 and 2020, approximately $3.7 million and $2.5 million came from revenues which were deferred at April 30, 2020 and 2019, respectively.
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
Significant Judgments

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020
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
The Company had revenues from students outside the United States representing approximately 1.3% and 2.5% of consolidated revenues for the years ended April 30, 2021 and 2020, respectively.
Note 14. Income Taxes
The components of income tax expense are as follows:

	For the Years Ended April 30,
	2021	2020
Current:
Federal	$—	$—
State	32,644	51,820
	32,644	51,820
Deferred:
Federal	—	—
State	—	—
	—	—
Total Income tax expense	$32,644	$51,820
Significant components of the Company's deferred income tax assets and liabilities are as follows:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

	April 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$15,737,351	$11,044,236
Allowance for doubtful accounts	1,009,273	629,272
Deferred rent	252,479	606,594
Stock-based compensation	—	439,454
Contributions carryforward	11,013	11,275
Intangibles	—	86,897
Interest expense limitation carryforward	86,485	—
Total deferred tax assets	17,096,601	12,817,728

Deferred tax liabilities:
Property and equipment	(356,473)	(417,780)
Intangibles	(186,063)	—
Stock-based compensation	(1,778,017)	—
Total deferred tax liabilities	(2,320,553)	(417,780)

Deferred tax assets, net	$14,776,048	$12,399,948

Valuation allowance:
Beginning of year	(12,399,948)	(10,051,034)
Increase during period	(2,376,100)	(2,348,914)
Ending balance	(14,776,048)	(12,399,948)

Net deferred tax asset	$—	$—

As of April 30, 2021, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of April 30, 2021 and 2020, the valuation allowance was approximately $14,800,000 and $12,400,000, respectively. In the future, the utilization of the Company's net operating loss carryforwards may be subject to certain change of control limitations. If the Company determines it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income.
At April 30, 2021, the Company had approximately $61,100,000 of net operating loss carryforwards, $28,200,000 of which will expire from 2031 to 2038, the remainder will carryforward indefinitely. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2021, tax years 2018 through 2020 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:
The Company's effective income tax expense differs from the statutory federal income tax rate of 21% as follows:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2021 and 2020

	April 30,
	2021	2020
Statutory Rate applied to net loss before income taxes	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	4.4%	5.3%
Federal and State Minimum Taxes	(0.2)%	(0.9)%
Permanent Differences	(0.2)%	(0.3)%
Change in Tax Rates - States	(2.8)%	17.3%
Change in Valuation Allowance	(22.8)%	(41.9)%
Other	0.3%	(1.4)%
Effective Income Tax Rate	(0.3)%	(0.9)%

Note 15. Quarterly Results (Unaudited)

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30	Year Ended April 30
Year Ended April 30, 2021
Revenue	$15,165,562	$16,971,045	$16,624,837	$19,051,076	$67,812,520
Cost of revenue (exclusive of depreciation and amortization)	5,847,523	7,324,780	7,559,951	8,721,479	29,453,733
Operating loss	(366,341)	(2,797,247)	(2,784,825)	(2,295,735)	(8,244,148)
Loss before income taxes	(945,096)	(4,333,995)	(2,804,806)	(2,332,432)	(10,416,329)
Net loss	(943,196)	(4,370,525)	(2,815,266)	(2,319,986)	(10,448,973)

Net loss per share allocable to common stockholders - basic and diluted	$(0.04)	$(0.19)	$(0.11)	$(0.09)	$(0.44)

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30	Year Ended April 30
Year Ended April 30, 2020
Revenue	$10,357,982	$12,085,965	$12,537,940	$14,079,193	$49,061,080
Cost of revenue (exclusive of depreciation and amortization)	4,353,058	4,188,056	5,163,007	5,431,181	19,135,302
Operating loss	(1,638,800)	(331,775)	(1,728,048)	(339,790)	(4,038,413)
Loss before income taxes	(2,039,687)	(628,168)	(2,265,889)	(673,501)	(5,607,245)
Net loss	(2,075,282)	(638,168)	(2,281,052)	(664,563)	(5,659,065)

Net loss per share allocable to common stockholders - basic and diluted	$(0.11)	$(0.03)	$(0.12)	$(0.03)	$(0.29)