Form 10-K/A
period 2021-04-30
ASPEN GROUP, INC.
filed 2021-08-06
CIK 1487198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the year ended April 30, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2021. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by and not included in Part III of the 2021 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2021.

In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table represents our Board of Directors (the "Board"):

Name	Age	Position
Michael Mathews	59	Chairman of the Board
Norman D. Dicks	80	Director
Andrew Kaplan	55	Director
Doug Kass	72	Director
Michael Koehneman	61	Director
Dr. Joan Prince	67	Director
Sanford Rich	63	Director

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

Douglas Kass has served as a director since July 2020. Mr. Kass has been the President of Seabreeze Partners Management, Inc., which, up to July 2013, was the General Partner of Seabreeze Partners, LP. From 2014 to 2020, Seabreeze managed individual accounts. Since early 2021, Mr. Kass has been the President of Seabreeze Partners Management LLC, a hedge fund sponsor and the General Partner of Seabreeze Capital Partners LP. Mr. Kass served on the board of directors of MVC Capital, Inc. (formerly NYSE: MVC), a non-diversified, closed-end management investment company, from June 2019 until December 2020 when the company was merged with Barings BDC, Inc. (NYSE: BBDC). From July 2011 through May 2017, Mr. Kass served on the board of directors of Empire Resources Inc. (formerly Nasdaq: ERS), a distributor of value added, semi-finished metal products. In 2017 Empire was sold to a unit of Ta Chen Stainless Pipe Co. Ltd. He is currently special advisor to the board of directors of Ocwen Financial Corp (NYSE: OCN). Mr. Kass was selected as a director due to his prior experience serving on boards of directors of several organizations as well as his background in finance.

Michael Koehneman has served as a director since July 2020. Prior to his recent retirement, Mr. Koehneman previously held various positions at Pricewaterhouse Coopers, a global accounting firm (“PwC”), including the Global Advisory Chief Operating Officer and Human Capital Leader from 2016 through 2019, the U.S. Advisory Operations Leader from 2005 through 2016, and the Lead Engagement Partner for Financial Statement Audits and Internal Control and Security Reviews from 1993 through 2004. Since June 9, 2021, Mr. Koehneman has served as a director of Ipsidy Inc. (OTCQB: AUID), a provider of secure, mobile, biometric identity verification solutions. Mr. Koehneman was selected as a director due to his background in accounting and technology.

Dr. Joan Prince, was appointed as a director of the Company effective July 14, 2021. Dr. Prince previously served as the Vice Chancellor of Global Inclusion and Engagement at the University of Wisconsin-Milwaukee from September 2000 to March 1, 2021. During this time, Dr. Prince was the chief administrator for the Divisions of Global Inclusion and Engagement and Partnerships and Innovation the University of Wisconsin-Milwaukee, with responsibilities as the chief inclusion officer. In 2012, President Barack Obama nominated Dr. Prince to the key administrative post of alternate representative to the 67th General Assembly of the United Nations with the honorary rank of ambassador. This diplomatic position also maintained an appointment as a senior advisor to the State Department and Public Delegate. She also served in an advisory capacity to the 2013 United States Delegation to the Commission on the Status of Women. Dr. Prince was selected as a director due to her background and leadership in higher education, and her work to foster diversity and inclusion.

Sanford Rich has served as a director of the Company since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of Interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009. From April 2006 to April 2020, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich had a 35-year career as investment and commercial banker. Mr. Rich was selected as a director for his 40 years of experience in the financial sector and his experience serving on the audit committees of public companies.

Executive Officers

Name	Age	Position
Michael Mathews	59	Chief Executive Officer
Robert Alessi	50	Interim Chief Financial Officer and Chief Accounting Officer (1)
Dr. Cheri St. Arnauld	64	Chief Academic Officer
Gerard Wendolowski	35	Chief Operating Officer
Anne McNamara	68	Chief Nursing Officer

———————

(1) As previously disclosed, on July 8, 2021, the Board appointed Mr. Matthew LaVay as the Company’s Chief Financial Officer, effective August 16, 2021. Matthew LaVay, 51, has served as the Chief Financial Officer of Amerit Fleet Solutions, Inc. since August 2018. Prior to that, Mr. LaVay served as the Executive Vice President and Chief Financial Officer of Ellie Mae, Inc., a cloud-based platform provider for the mortgage finance industry, from April 2017 to June 15, 2018. From October 2014 to March 2017, Mr. LaVay served as the Senior Vice President of Finance of Ellie Mae, Inc. Mr. LaVay is a certified public accountant.

See "Director Biographies" above for Mr. Michael Mathews’ biography.

Robert Alessi has served as Interim Chief Financial Officer since February 25, 2021. He was appointed Chief Accounting Officer of the Company on December 1, 2019. Previously from July 15, 2019 until that date, Mr. Alessi was the Company’s Vice President and Controller. Mr. Alessi is a Certified Public Accountant (“CPA”) in the State of New York. Prior to joining the Company, Mr. Alessi served as the Vice President and Financial Controller for Prometheus Global Media, a New York City based media company, from August 2017 through June 2019. Mr. Alessi was previously the Controller for FunctionX, Inc., a social publishing and interactive media platform from January 2017 through August 2017. Between August 2015 and December 2016, Mr. Alessi worked as a Financial Consultant for Anchor Consultants. From May 2015 through July 2015 Mr. Alessi worked for Milestone Consultants. From May 2014 through April 2015, Mr. Alessi performed part time financial consulting and accounting services. From February 2007 through April 2014 Mr. Alessi was the Vice President and Financial Controller at KCAP Financial, Inc., a Business Development Company.

Dr. Cheri St. Arnauld has been the Company’s Chief Academic Officer since June 11, 2017 and has served as the President of Aspen University since October 2020. Dr. St. Arnauld previously served as Aspen University’s Chief Academic Officer since March 6, 2014. From January 2012 until March 6, 2014, Dr. St. Arnauld was an educational consultant for the St. Arnauld Group. From 2008 to 2012, Dr. St. Arnauld was the Provost and Chief Academic Officer of Grand Canyon University.

Gerard Wendolowski has been the Company’s Chief Operating Officer since March 11, 2014. From May 2011 until March 11, 2014, Mr. Wendolowski served as Aspen University’s Senior Vice President of Marketing and Business Development. Previously, from January 2008 until May 2011, Mr. Wendolowski was the VP, Marketing at Atrinisic, a New-York based digital media company, where he led customer acquisition and monetization.

Anne McNamara was appointed Chief Nursing Officer of the Company on October 31, 2019 and has served as Chief Nursing Officer of Aspen University Inc., our wholly-owned subsidiary, since June 2018. Dr. McNamara’s principal duties are to lead and oversee our hybrid online/campus BSN Pre-Licensure nursing program including its expansion. From January 2017 to date, she has been the President of McNamara Solutions, LLC, a consulting firm whose principal client was Aspen University until she became an employee. From April 2015 to December 2016, Dr. McNamara was Academic President of Galen School of Nursing. From March 2007 to October 2014, Dr. McNamara was Dean and a Professor at Grand Canyon University’s College of Nursing and Health Professions.

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

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the following standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Regulatory Oversight Committee and the Nominating and Corporate Governance Committee (the "Corporate Governance Committee"). Each of the committees, except for the Executive Committee, has a written charter approved by the Board. The charters of the Audit Committee, the Compensation Committee and the Corporate Governance Committee can be found on our corporate website at http://www.aspu.com/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Executive	Audit	Compensation	Regulatory	Governance
Michael Mathews
Norman D. Dicks	Ö			Ö	Ö
Andrew Kaplan	Ö	Ö	Ö		Chairman
Doug Kass	Ö				Ö
Michael Koehneman	Ö		Ö			Chairman
Dr. Joan Prince	Ö			Ö
Sanford Rich	Ö	Ö	Chairman			Ö

Director Independence

With the exception of Michael Mathews, all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules (the “Nasdaq Rules”).

As a result of being employed as an executive officer of the Company, Mr. Mathews is not independent under the Nasdaq Rules.

Messrs. Sanford Rich, Andrew Kaplan, and Michael Koehneman meet the independence requirements under the Nasdaq Rules and the heightened independence requirements for Audit Committee members under the rules of the SEC. Also, our Board has determined that Mr. Norman D. Dicks and Dr. Joan Prince are independent under the Nasdaq Rules relating to independence standards for Compensation Committee members.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2012 Equity Incentive Plan, as amended (the “2012 Plan”) and the 2018 Equity Incentive Plan, as amended (the “2018 Plan” and together, the “Plans”).

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

Board and Committee Meetings in Fiscal 2021

In Fiscal 2021, the Board had six meetings, the Compensation Committee had eight meetings, the Corporate Governance Committee did not have any meetings, the Regulatory Committee and the Executive Committee had one meeting each, and the Audit Committee had six meetings.

There were no directors (who were incumbent at the time), who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during Fiscal 2021.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. More recently, the Company has included race, gender and other characteristics as key diversity factors. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience on public company boards or the investment community, experience on operating growing businesses, and experience with online universities. The appointment to our Board of Dr. Joan Prince with significant experience in leadership roles in higher education signifies the Company’s commitment to diversifying the Board.

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

Board Role in Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to continue growing our business, including our programs which have higher long-term values, manage our working capital together with the expansion of our hybrid campus program, increase our enrollment and class starts, and manage our expected growth consistent with regulatory oversight.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during Fiscal 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Set forth below is the information regarding the compensation paid, distributed or accrued by us for the fiscal year ended April 30, 2021 ("Fiscal 2021") and the fiscal year ended April 30, 2020 ("Fiscal 2020") to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Positions (a)	Fiscal Year (b)	Salary $ (c)		Bonus $ (1) (d)		Stock Awards $ (2) (e)		Non-Equity Inventive Plan Compensation $ (3) (g)	All Other Compensation $ (i)		Total $ (j)
Michael Mathews	2021	$334,750		$—		$138,080	(4)	$100,425	$106,345	(5)	$679,600
Chief Executive Officer	2020	$327,844		$82,852	(6)	$909,727		$30,000	$112,680	(7)	$1,463,103

Gerard Wendolowski	2021	$309,000		$—		$127,458	(8)	$92,700	$—		$529,158
Chief Operating Officer	2020	$302,625		$76,476	(9)	$682,296		$30,000	$—		$1,091,397

Cheri St. Arnauld	2021	$309,000		$—		$127,458	(10)	$92,700	$—		$529,158
Chief Academic Officer	2020	$302,625		$76,476	(11)	$682,296		$30,000	$—		$1,091,397

Frank J. Cotroneo	2021	$250,000		$—		$123,750		$—	$928,068	(12)	$1,301,818
Former Chief Financial Officer (13)	2020	$159,999	(14)	$89,439		$1,474,646	(15)	$—	$—		$1,724,084

———————

(1) Represents cash bonuses earned for each fiscal year covered.

(2) These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the grant date fair value of restricted stock units (“RSUs”) granted during each covered fiscal year as computed in accordance with the Financial Accounting Standards Board ("FASB") ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. See "Note 12. Stockholders' Equity" to the audited consolidated financial statements for Fiscal 2021 included in the Form 10-K for the assumptions used in calculating the grant date fair value.

(3) Represents the amount of the incentive bonuses earned by the Named Executive Officers for Fiscal 2021 upon achievement of the first eligibility threshold under the executive performance bonus plan. See “Bonuses – Fiscal 2021 Bonuses”.

(4) Represents the grant date fair value of the RSU portion of the discretionary bonus for Fiscal 2020. The RSUs were granted on July 8, 2020 and vest on July 8, 2023.

(5) The Company currently provides and intends to continue to provide perquisites that it feels are necessary to enable the Named Executive Officers to perform their responsibilities efficiently, to minimize distractions and help build a successful culture and business. We believe the benefit, financial or otherwise, the Company receives from providing these perquisites significantly outweighs the cost of providing them. This amount includes $7,000 per month paid to Mr. Mathews to cover expenses he incurs in maintaining a home in the New York City area. Mr. Mathews, an Arizona resident, split his time during Fiscal 2021 between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. Additionally, this amount includes a total of $22,345 in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience. Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club. These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money. Effective May 1, 2021, the Compensation Committee of the Board approved an extension of the previously approved $7,000 per month housing allowance for Mr. Mathews to cover the estimated expenses he incurs in maintaining a residence in the New York City area.

(6) Represents the cash portion of the discretionary bonus for Fiscal 2020 paid in equal quarterly installments during Fiscal 2021.

(7) This amount includes $5,200 per month paid to Mr. Mathews as a housing allowance in the Phoenix, Arizona area which Mr. Mathews used instead of a hotel, as Mr. Mathews split his time during Fiscal 2020 between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. The Compensation Committee approved this arrangement since the cost of a hotel and meals would have exceeded the rental amount. Additionally, this amount includes a total of $16,800 for 2019 Fiscal Year in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience. Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club. These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money.

(8) Represents the grant date fair value of the RSU portion of the discretionary bonus for Fiscal 2020. The RSUs were granted on July 8, 2020 and vest on July 8, 2023.

(9) Represents the cash portion of the discretionary bonus for Fiscal 2020 paid in equal quarterly installments during Fiscal 2021.

(10) Represents the grant date fair value of the RSU portion of the discretionary bonus for Fiscal 2020. The RSUs were granted on July 8, 2020 and vest on July 8, 2023.

(11) Represents the cash portion of the discretionary bonus for Fiscal 2020 paid in equal quarterly installments during Fiscal 2021.

(12) Includes the following amounts paid under Mr. Cotroneo's Severance Agreement: (i) severance of $150,000, (ii) $18,563 as a final installment of the cash bonus for Fiscal 2020, (iii) $33,750 as a bonus for Fiscal 2021, (iv) $96,250 as reimbursement for relocation costs, (v) health insurance and related costs of $5,307, and (vi) $606,698, the value of 80,251 shares of the Company's common stock issued upon accelerated vesting of 80,251 previously granted RSUs. This amount also includes $17,500 paid as a housing allowance in the Tampa area.

(13) Mr. Cotroneo served as the Chief Financial Officer from December 1, 2019 to February 25, 2021.

(14) Included $35,000 paid to Mr. Cotroneo for Board and committee service prior to his appointment as Chief Financial Officer.

(15) Includes the grant date fair value of the RSUs granted on February 4, 2020 of 75,000 RSUs, December 1, 2019 grant to Frank J. Cotroneo upon his becoming Chief Financial Officer, of 100,000 RSUs, and the grant date fair value of the restricted stock award to Mr. Cotroneo for Board and committee service prior to becoming Chief Financial Officer, of 15,000 RSUs, which vested upon him becoming Chief Financial Officer; in each case computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Does not give effect to accelerated vesting or termination of certain RSUs pursuant to Mr. Cotroneo’s Severance Agreement.

Named Executive Officer Employment Agreements

The Company has entered into Employment Agreements with Michael Mathews, Cheri St. Arnauld and Gerard Wendolowski. Set forth below is the description of the material terms of the Employment Agreements.

Michael Mathews. The Employment Agreement with Mr. Mathews effective July 21, 2021 provides that he will serve as the Chief Executive Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. Mathews receives an annual base salary of $350,000.

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

Severance Agreement

As previously disclosed, on February 25, 2021, Frank J. Cotroneo, Chief Financial Officer and director of the Company, resigned from his positions as an officer and director of the Company and terminated his employment with the Company. In connection with Mr. Cotroneo’s resignation, the Company entered into a Confidential Severance Agreement with Mr. Cotroneo (the “Agreement”). Mr. Cotroneo’s Employment Agreement, dated December 1, 2020, terminated upon execution of the Agreement. Under the Agreement, Mr. Cotroneo received severance of $150,000, $18,563 as a final bonus for Fiscal 2020, $33,750 as a final bonus for Fiscal 2021, and $96,250 as reimbursement for relocation costs which the Company had previously agreed to in order to induce Mr. Cotroneo to move. For six months, the Company agreed to pay Mr. Cotroneo’s health insurance and related costs of $5,307. In addition, the Company agreed to the automatic vesting of 13,892 unvested non-qualified stock options exercisable at $5.12 and the accelerated vesting of 80,251 RSUs in the amount of $606,698. The remaining price based RSUs terminated.

Bonuses

Target Bonus

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1 and ending April 30 of the applicable fiscal year, each Named Executive Officer, except Mr. Cotroneo, has the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows.

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his or her then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). See “Severance Agreement” above for the discussion of the payments made to Mr. Cotroneo who resigned in February 2021.

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

Discretionary Bonus

In addition, each of the Named Executive Officers, except Mr. Cotroneo, is eligible to receive a discretionary bonus (the "Discretionary Bonus") consisting of a cash and equity component matching the applicable Target Bonus based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established by the Board. See “Severance Agreement” above for the discussion of the payments made to Mr. Cotroneo who resigned in February 2021.

Fiscal 2021 Bonuses

The Company achieved for Fiscal 2021 the first EBITDA Threshold.

On July 21, 2021, the Executive Committee approved an amendment to the executive performance bonus plan to allow a one-time payment in cash of the equity component of the Target Bonus and the Discretionary Bonus to the Named Executive Officers for the Fiscal 2021.

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

“Change of control” is defined in the Employment Agreements the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in the Named Executive Officer’s authority, duties or responsibilities due to no fault of his or her own (unless he or she has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside the locations specified in the Employment Agreements, including metropolitan New York, New York or Phoenix, Arizona area.

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

Outstanding Awards at April 30, 2021

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2021. The vesting of all unvested options and RSUs are subject to continued employment on each applicable vesting date.

	Options Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisabe (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock that Have Not Vested (3) (g)	Market Value of Shares of Units of Stock that Have Not Vested ($) (1) (h)
Michael Mathews	—		—		$—			80,157	$382,349

Frank J. Cotroneo	13,892	(2)	—		$5.12	5/25/21	(2)	—	$—

Cheri St. Arnauld	120,000		60,000	(3)	$7.55	7/19/23		62,741	$299,275

Gerard Wendolowski	200,000		—		$4.90	5/13/22		62,741	$299,275
	120,000		60,000	(4)	$7.55	7/19/23

———————

(1) Based on $4.77 per share, the closing price of the Company’s common stock as of April 30, 2021.

(2) Mr. Cotroneo resigned on February 25, 2021. The Company agreed to the automatic vesting of 13,892 unvested non-qualified stock options, which could be exercised for three months following the effective date of resignation.

(3) Remainder vests on July 19, 2021

(4) Remainder vests on July 19, 2021.

Compensation of Directors

Our employees do not receive compensation for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. Our non-employee directors can elect to receive equity instead of all or a portion of their cash compensation for service as directors. Compensation for service on committees of the Board is paid in shares of restricted common stock. In January 2021, each non-employee director, except for Messrs. Kass and Koehneman whose annual compensation was prorated for the time they served on the Board in calendar 2020, received compensation for Board service in the amount of $35,000 for calendar year 2020 and additional compensation for service on committees of the Board. All non-employee directors elected to receive awards of restricted common stock instead of the annual cash retainer, except for Norman D. Dicks and C. James Jensen (who resigned as a director on July 14, 2021). Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. Under the Plans, our non-employee directors receive grants of restricted common stock as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Mathews and Mr. Cotroneo was not compensated for their services as a director in Fiscal 2021 and are omitted from the following table.

In Fiscal 2021, non-employee members of our Board were compensated as follows:

Name (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (3) (4) (c)	Total ($) (j)
Norman D. Dicks	$35,000	$9,000	$44,000
C. James Jensen (5)	$35,000	$16,500	$51,500
Andrew Kaplan	—	$51,500	$51,500
Douglas Kass	—	$19,756	$19,756
Michael Koehneman	—	$22,000	$22,000
Sanford Rich	—	$57,000	$57,000

———————

(1) Represents the portion of cash compensation earned as of April 30, 2021.

(2) The table below sets forth unvested restricted common stock awards and unexercised options held by each of our non-employee directors outstanding as of April 30, 2021.

Name	Aggregate Number of Restricted Stock Awards Outstanding at April 30, 2021	Aggregate Number of Unexercised Option Awards Outstanding at April 30, 2021
Norman D. Dicks	667	38,000
C. James Jensen	1,000	35,000
Andrew Kaplan	2,946	70,833
Douglas Kass	—	—
Michael Koehneman	—	—
Sanford Rich	2,946	71,000

(3) Amounts reported represent the aggregate grant date fair value of awards without regards to forfeitures granted to the independent members of our Board during Fiscal 2021, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director.

(4) Pursuant to their election to receive shares of restricted common stock in lieu of $35,000 in cash compensation, Messrs. Kaplan, Kass, Koehneman, and Rich each received a grant of fully vested restricted common stock in January 2021. Committee service fees were also paid in restricted common stock.

(5) Mr. Jensen retired from the Board effective July 14, 2021.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2021.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Aspen Group, Inc. 2012 Equity Incentive Plan, as amended (1)	1,640,740	$6.42	98,119
Aspen Group, Inc. 2018 Equity Incentive Plan (2)	531,548	$8.67	451,620
Equity compensation plans not approved by security holders	—		—
Total	2,172,288		549,739

__________________

(1) Represents options issued under the 2012 Equity Incentive Plan, as amended.

(2) Represents options issued under the 2018 Equity Incentive Plan, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of July 9, 2021 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officer (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Michael Mathews (2)	901,281	3.6%
Common Stock	Frank J. Cotroneo (3)	102,341	*
Common Stock	Dr. Cheri St. Arnauld (4)	243,698	1.0%
Common Stock	Gerard Wendolowski (5)	468,535	1.9%

Directors:
Common Stock	Norman D. Dicks (6)	61,495	*
Common Stock	Andrew Kaplan (7)	176,585	*
Common Stock	Douglas Kass (8)	51,775	*
Common Stock	Michael Koehneman (9)	5,977	*
Common Stock	Dr. Joan Prince (10)	—	—
Common Stock	Sanford Rich (11)	123,391	*
Common Stock	All directors and executive officers as a group (11 persons) (12)	2,111,182	8.5%

5% Shareholders:
Common Stock	Leon G. Cooperman (13)	1,650,000	6.6%

———————

* Less than 1%.

(1)	Beneficial Ownership Note. Applicable percentages are based on 24,950,312 shares of common stock outstanding as of July 28, 2021, excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Mathews. Mr. Mathews is our Chairman and Chief Executive Officer. Includes (i) 2,917 shares held jointly with his spouse, and (ii) 8,334 shares held by a trust of which Mr. Mathews is the trustee. Does not include (i) 65,000 shares underlying RSUs that are subject to stock price based vesting or otherwise vesting in 2024, (ii) 15,157 shares underlying RSUs vesting on July 8, 2023, or (iii) 125,000 shares underlying RSUs that vest following the Company’s filing of a quarterly or annual report on Forms 10-Q or 10-K as applicable, which report directly or indirectly reflects that the Company delivered net income on a GAAP basis for the fiscal quarter covered by such report.
(3)	Cotroneo. Mr. Cotroneo is the former Chief Financial Officer and a former director. Information as of February 25, 2021.
(4)	St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer and President of Aspen University. Includes 180,000 shares underlying vested stock options. Does not include (i) 48,750 shares underlying RSUs that are subject to stock price based vesting or otherwise vesting in 2024, or (ii) 13,991 shares underlying RSUs vesting on July 8, 2023.

(5)	Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Includes 380,000 shares underlying vested stock options. Does not include (i) 48,750 shares underlying RSUs that are subject to stock price based vesting or otherwise vesting in 2024, or (ii) 13,991 shares underlying RSUs vesting on July 8, 2023.
(6)	Dicks. Congressman Dicks is a director. Includes 34,666 shares underlying vested stock options.
(7)	Kaplan. Mr. Kaplan is a director. Includes 70,833 shares underlying vested stock options.
(8)	Kass. Mr. Kass is a director. Includes 75,000 shares held by Seabreeze Capital Partners LP, of which Mr. Kass is the general partner.
(9)	Koehneman. Mr. Koehneman is a director. Includes 2,000 shares held by Michael Koehneman Roth IRA.
(10)	Prince. Dr. Prince is a director.
(11)	Rich. Mr. Rich is a director. Includes (i) 2,188 shares held in the name of Mr. Rich’s IRA and (ii) 71,000 shares underlying vested stock options.
(12)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.
(13)	Cooperman. Based on a Schedule 13G filed on March 25, 2021. Mr. Cooperman is the trustee of The Leon and Toby Cooperman Family Foundation. Address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the transactions since May 1, 2019 in excess of $120,000 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Amendment, as applicable.

Credit Facility Agreement

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

Loan Agreements

On March 6, 2019, the Company entered into a loan agreement with the Lender. Under the Loan Agreement we borrowed $5 million (the “Loan”), evidenced by a 12% term Promissory Note and Security Agreement due September 6, 2020. The loan was secured by a first priority lien in the Collateral. Concurrently with entering into the Loan Agreement, the Company entered into, and borrowed another $5 million under, a loan agreement with another stockholder of the Company, which is not a related party, on the same terms as are contained in the Loan Agreement. The Company issued 100,000 Warrants to the Lender and the other lender exercisable at $6 per share.

On January 22, 2020, the Company refinanced the Loan and the other $5 million loan by issuing each lender a $5 million 7% Convertible Note. The Convertible Notes were convertible at $7.15 per share and due on January 22, 2023. The Convertible Notes automatically converted into common stock if the average closing price of our common stock is at least $10.725 over a 20 consecutive trading day period. On September 14, 2020, the Company issued 1,398,602 shares of its common stock to the two holders of the Convertible Notes upon mandatory conversion of the Convertible Notes pursuant to their terms.

On June 5, 2020, the Lender exercised all of its Warrants and received 192,049 shares of common stock in exchange for a 5% discount in the exercise prices. In addition, the Lender agreed to not sell its common stock for at least six months.

Executive Employment Agreements and Equity Awards

On October 31, 2019, Dr. Anne McNamara, the Chief Nursing Officer of the Company received a grant of 50,000 RSUs. The RSUs vest on October 31, 2022, subject to continued employment as an officer of the Company as of the vesting date.

Effective December 1, 2019, Robert Alessi received a grant of 20,000 RSUs in connection with Mr. Alessi’s appointment as the Company’s Chief Accounting Officer. The RSUs vest annually over a three-year period, subject to continued employment on each applicable vesting date.

On February 4, 2020, Dr. Anne McNamara, the Chief Nursing Officer of the Company, received a grant of 50,000 RSUs. The RSUs vest four years from the grant date, subject to accelerated vesting as follows: (i) if the closing price of the Company’s common stock is at least $9 for 20 consecutive trading days, 10% of the RSUs vest immediately; (ii) if the closing price of the Company’s common stock is at least $10 for 20 consecutive trading days, 25% of the RSUs vest immediately; and (iii) if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs vest immediately. Of these RSUs, 5,000 vested in August 2020 and 12,500 RSUs vested in September 2020.

On July 8, 2020, based on the recommendation of the Compensation Committee, the Board awarded discretionary bonuses, consisting each of a cash portion and an RSU portion, to Messrs. Mathews, Cotroneo and Wendolowski, and Drs. St. Arnauld and McNamara, the executive officers of the Company.

On August 12, 2020, Robert Alessi, the Company’s Chief Accounting Officer, received a grant of 20,000 RSUs. The RSUs vest in approximately equal annual increments over a three-year period from July 1, 2020, subject to continued service as an executive officer of the Company as of each applicable vesting date.

Additionally, the following RSUs granted to the Named Executive Officers on February 4, 2020, vested in August and September 2020 pursuant to the accelerated vesting provisions contained therein: (i) 35,000 out of 100,000 RSUs granted to Michael Mathews, Chief Executive Officer and Chairman of the Board, (ii) 26,250 out of 75,000 RSUs granted to Frank J. Cotroneo, former Chief Financial Officer, (iii) 26,250 out of 75,000 RSUs granted to Dr. Cheri St. Arnauld, Chief Academic Officer, and (iv) 26,250 out of 75,000 RSUs granted to Gerard Wendolowski, Chief Operating Officer.

Effective December 1, 2020, the Company entered into a new Employment Agreement with Robert Alessi. The Employment Agreement provides that Mr. Alessi’s employment with the Company will be for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. Alessi receives an annual base salary of $250,000. Additionally, the Company shall grant Mr. Alessi 15,000 RSUs per year, initially on December 1, 2020 and subsequently on each of December 1, 2021 and 2022. Pursuant to his Employment Agreement, Mr. Alessi shall also have the opportunity to earn a target bonus up to 20% of his annual base salary for each fiscal year during the term of his Employment Agreements beginning May 1 and ending April 30 of the applicable fiscal year, based on meeting certain performance targets established by the Chief Financial Officer for each fiscal year.

On July 21, 2021, Michael Mathews received a grant of 125,000 RSUs, which RSUs will vest in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which report directly or indirectly reflects that the Company delivered for the fiscal quarter covered by such report a net income on a GAAP basis, subject to continued employment with the Company on the vesting date. If the RSUs do not vest within three years from the effective date of Mr. Mathews’ Employment Agreement, they shall expire and be automatically forfeited.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”) our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2021 and 2020.

	Year Ended April 30,
	2021	2020
Audit Fees (1)	$178,600	$173,000
Audit Related Fees (2)	15,200	10,500
Tax Fees	—	—
All Other Fees	—	—
Total	$193,800	$183,500

———————

(1)	Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly consolidated financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including filings with the Department of Education.
(2)	Audit related fees – these fees are audit related consulting relating to registration statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	Aspen Group, Inc. 2012 Equity Incentive Plan, as amended*	S-8	9/21/2020	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan, as amended*	10-Q	3/16/2021	10.1
10.3	Employment Agreement dated November 2, 2016 - Michael Mathews*	10-Q	3/9/2017	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*	10-K	7/7/2020	10.6
10.7	Employment Agreement dated December 1, 2020 - Robert Alessi*	10-Q	3/16/2021	10.2
10.8	Form of Restricted Stock Unit Agreement*	10-K	7/7/2020	10.9
10.9	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/2020	10.10
10.10	Form of Stock Option Agreement*	10-K	7/7/2020	10.11
10.11	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.12	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.13	Confidential Severance Agreement, dated February 25, 2021, by and between the Company and Frank J. Cotroneo				Filed^
21.1	Subsidiaries				Filed^
23.1	Consent of Independent Registered Public Accounting Firm				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

——————

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.
^	Previously filed with our 2021 Form 10-K, originally filed with the SEC on July 13, 2021, which is being amended hereby.

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

Aspen Group, Inc.

Date: August 6, 2021	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)

