Form 10-Q
period 2021-07-31
ASPEN GROUP, INC.
filed 2021-09-14
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of September 10, 2021
Common Stock, $0.001 par value per share	24,931,565 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,554,423	$8,513,290
Restricted cash	3,722,831	5,152,789
Accounts receivable, net of allowance of $3,272,977 and $3,289,816, respectively	17,190,238	16,724,744
Prepaid expenses	914,216	1,077,831
Other current assets	13,890	68,529
Total current assets	28,395,598	31,537,183

Property and equipment:
Computer equipment and hardware	1,193,278	956,463
Furniture and fixtures	1,793,686	1,705,101
Leasehold improvements	6,182,239	5,729,324
Instructional equipment	491,597	421,039
Software	8,951,241	8,488,635
Construction in progress	88,367	247,767
	18,700,408	17,548,329
Less: accumulated depreciation and amortization	(5,962,034)	(4,892,987)
Total property and equipment, net	12,738,374	12,655,342
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,907,932	7,908,360
Courseware, net	303,020	187,296
Accounts receivable, net of allowance of $— and $625,963, respectively	—	45,329
Long term contractual accounts receivable	11,313,657	10,249,833
Debt issue cost, net	9,722	18,056
Operating lease right of use assets, net	12,242,456	12,714,863
Deposits and other assets	468,361	479,212
Total assets	$78,390,552	$80,806,906
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31, 2021	April 30, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,627,731	$1,466,488
Accrued expenses	2,361,271	2,040,896
Deferred revenue	4,691,087	6,825,014
Due to students	2,905,192	2,747,484
Operating lease obligations, current portion	2,086,076	2,029,821
Other current liabilities	57,847	307,921
Total current liabilities	13,729,204	15,417,624

Operating lease obligations, less current portion	15,865,044	16,298,808
Total liabilities	29,594,248	31,716,432

Commitments and contingencies – see Note 11

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at July 31, 2021 and April 30, 2021	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
25,087,051 issued and 24,931,565 outstanding at July 31, 2021
25,066,297 issued and 24,910,811 outstanding at April 30, 2021	25,088	25,067
Additional paid-in capital	109,617,521	109,040,824
Treasury stock (155,486 at both July 31, 2021 and April 30, 2021)	(1,817,414)	(1,817,414)
Accumulated deficit	(59,028,891)	(58,158,003)
Total stockholders’ equity	48,796,304	49,090,474
Total liabilities and stockholders’ equity	$78,390,552	$80,806,906

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Revenue	$19,430,995	$15,165,562

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,593,568	5,847,523
General and administrative	10,946,477	8,793,756
Bad debt expense	350,000	400,000
Depreciation and amortization	779,409	490,624
Total operating expenses	20,669,454	15,531,903

Operating loss	(1,238,459)	(366,341)

Other income (expense):
Interest expense	(33,539)	(455,457)
Other income (expense), net	552,120	(123,298)
Total other income (expense), net	518,581	(578,755)

Loss before income taxes	(719,878)	(945,096)

Income tax expense (benefit)	151,010	(1,900)

Net loss	$(870,888)	$(943,196)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of common stock outstanding - basic and diluted	25,070,072	22,094,409

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended July 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	542,712	—	—	542,712
Common stock issued for stock options exercised for cash	5,097	5	22,543	—	—	22,548
Common stock issued for vested restricted stock units	15,657	16	(16)	—	—	—
Amortization of warrant based cost	—	—	11,458	—	—	11,458
Net loss	—	—	—	—	(870,888)	(870,888)
Balance at July 31, 2021	25,087,051	$25,088	$109,617,521	$(1,817,414)	$(59,028,891)	$48,796,304

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	487,110	—	—	487,110
Common stock issued for stock options exercised for cash	415,175	415	1,269,567	—	—	1,269,982
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Net loss	—	—	—	—	(943,196)	(943,196)
Balance at July 31, 2020	22,377,744	$22,378	$92,378,584	$(70,000)	$(48,652,226)	$43,678,736

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(870,888)	$(943,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	350,000	400,000
Depreciation and amortization	779,409	490,624
Stock-based compensation	542,712	487,110
Amortization of warrant based cost	11,458	9,125
Amortization of debt discounts	—	141,026
Amortization of debt issue costs	8,334	139,362
Modification charge for warrants exercised	—	(25,966)
Loss on asset disposition	1,144	—
Lease expense	8,307	—
Tenant improvement allowances received from landlords	86,591	—
Other adjustments, net	—	10,587
Changes in operating assets and liabilities:
Accounts receivable	(1,879,318)	(2,747,322)
Prepaid expenses	163,615	(51,870)
Other receivables	—	23,097
Other current assets	54,639	59,966
Accounts receivable, other	45,329	—
Deposits and other assets	10,852	205,425
Accounts payable	161,243	258,855
Accrued expenses	320,375	590,579
Due to students	157,708	(480,342)
Deferred revenue	(2,133,927)	1,053,859
Other current liabilities	(250,074)	(257,678)
Net cash used in operating activities	(2,432,491)	(636,759)
Cash flows from investing activities:
Purchases of courseware and accreditation	(131,669)	(3,050)
Purchases of property and equipment	(847,213)	(659,168)
Net cash used in investing activities	(978,882)	(662,218)
Cash flows from financing activities:
Proceeds from stock options exercised	22,548	1,269,982
Proceeds from warrants exercised	—	1,081,792
Net cash provided by financing activities	22,548	2,351,774
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,388,825)	$1,052,797
Cash, cash equivalents and restricted cash at beginning of period	13,666,079	17,906,765
Cash, cash equivalents and restricted cash at end of period	$10,277,254	$18,959,562

Supplemental disclosure cash flow information
Cash paid for interest	$24,384	$199,178
Cash paid for income taxes	$98,105	$1,600

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$6,554,423	$15,899,293
Restricted cash	3,722,831	3,060,269
Total cash, cash equivalents and restricted cash	$10,277,254	$18,959,562

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

Note 1. Nature of Operations
Overview
Aspen Group, Inc. ("AGI") is an education technology holding company. AGI has two subsidiaries, Aspen University Inc. ("Aspen University"), organized in 1987, and United States University Inc. ("United States University" or "USU").
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
Since 1993, Aspen University has been nationally accredited by the Distance Education and Accrediting Council (“DEAC”), a national accrediting agency recognized by the United States Department of Education (the “DOE”), through January 2024.
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
COVID-19 Update
Nursing students represented 87% or 12,058 of the Company’s total student body of 13,879 students at the end of the first quarter of fiscal 2022. Of the 12,058 nursing students, 2,364 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,694 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN or DNP degree programs). These 9,694 post-licensure nursing students therefore represent 70% of the Company’s total student body and are the population of AGI students that have been primarily affected by the COVID-19 pandemic. Given that AGI has the highest student body concentration of RNs among publicly-traded higher education companies in the U.S., the COVID-19 pandemic has necessitated the need to track RN behaviors and attitudes carefully for the past 18 months. Below are the effects the Company has seen to date relative to class starts among our RN active student body.
The Company previously reported that RN course starts at both universities were approximately 4% lower than historically expected during the months of September, 2020 – January, 2021, which resulted in approximately $520,000 less revenue in the fiscal 2021 third quarter. However, beginning in late February 2021, RN course starts returned to historically normal levels throughout the remainder of the fourth fiscal quarter which resulted in revenue of $19.1 million for the quarter, approximately $500,000 higher than the midpoint of our forecast.
Starting in the second half of the month of June and continuing throughout the month of July 2021, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs in June were flat year-over-year and July was slightly down year-over-year which was not surprising given the rise of the Delta variant and the spike in hospitalizations. Revenue for the first quarter was relatively unaffected given that the lower RN class starts occurred in the second half of the fiscal quarter. We cannot be certain what impact the Delta variant and other variants will have on the Company’s results as we progress through the second and future quarters in fiscal 2022.

Basis of Presentation
Interim Financial Statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2021 and 2020, our cash flows for the three months ended July 31, 2021 and 2020, and our financial position as of July 31, 2021 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 as filed with the SEC on July 13, 2021. The April 30, 2021 consolidated balance sheet is derived from those statements.
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
The consolidated financial statements include the accounts of AGI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 as filed with the SEC on July 13, 2021.
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
Restricted cash as of July 31, 2021 of $3,722,831 primarily consists of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $2,528,834. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
Restricted cash as of April 30, 2021 of $5,152,789 primarily consisted of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line. Also included are funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs totaling $3,958,792. As an administrator of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with the U.S. Department of Education.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2021. As of July 31, 2021 and April 30, 2021, the Company maintained deposits exceeding federally insured limits by approximately $9,732,634 and $13,005,537, respectively, held in two separate institutions.
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
Revenue consists primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. (See Note 8)
Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 1,141,396 and 1,032,411 shares of common stock, 653,937 and 549,972 restricted stock units ("RSUs"), warrants to purchase 374,174 and 374,174 shares of common stock, and unvested restricted stock of 8,224 and 8,224 were outstanding at July 31, 2021 and April 30, 2021, respectively.
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
July 31, 2021
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
Software consisted of the following:

	July 31, 2021	April 30, 2021
Software	$8,951,241	$8,488,635
Accumulated amortization	(3,855,985)	(3,444,325)
Software, net	$5,095,256	$5,044,310
Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended July 31,
	2021	2020
Depreciation and amortization expense:
Property and equipment, excluding software	$351,373	$163,570
Software	$411,661	$315,107
Note 4. Courseware and Accreditation
For the three months ended July 31, 2021 and 2020, additional courseware and accreditation costs capitalized were $131,669 and $3,050. As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three months ended July 31, 2021 and 2020.
Courseware and accreditation consisted of the following:

	July 31, 2021	April 30, 2021
Courseware	$539,893	$408,222
Accreditation	59,350	59,350
	599,243	467,572
Accumulated amortization	(296,223)	(280,276)
Courseware and accreditation, net	$303,020	$187,296
Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended July 31,
	2021	2020
Amortization expense	$15,948	$11,947

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”), which was then a related party and principal stockholder of the Company. Ultimately, the sum due to Aspen University was reduced to $772,793, and Aspen University obtained a judgment for that amount. HEMG then filed a bankruptcy petition in 2015. As of April 30, 2021, the balance of the account receivable, net of allowance, was $45,329.

On July 21, 2021, the Company received its distribution from the bankruptcy trustee court of $498,120, which is included in "other income (expense), net" in the accompanying unaudited consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329, described above, at July 31, 2021. No further assets are available for distribution. See Note 11 for additional information.
Note 6. Debt
Revolving Credit Facility
On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the “Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement bear interest at 12% per annum. The Facility matures on November 4, 2021. At July 31, 2021 and April 30, 2021, there was no outstanding borrowings under the Revolving Credit Facility.
Pursuant to the terms of the Credit Facility Agreement, the Company agreed to pay to the Foundation a $100,000 one-time upfront Facility fee. The Company also agreed to pay the Foundation a commitment fee, payable quarterly at the rate of 2% per annum on the undrawn portion of the Facility.
The Credit Facility Agreement contains customary representations and warranties and events of default. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility.
On August 31, 2021, the Company extended the Facility maturity one-year to November 4, 2022 and drew down $5,000,000 on the Facility. See Note 12 for additional information.
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020. The relative fair value of the warrants along with the upfront Facility fee were treated as debt issue cost assets to be amortized over the term of the loan, as the facility has not been drawn on. Total unamortized costs at July 31, 2021 and April 30, 2021 were $9,722 and $18,056, respectively.
On March 6, 2019, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the Revolving Note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU and all of the outstanding capital stock of Aspen University and USU.
Note 7. Stockholders’ Equity
AGI maintains two stock-based incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”) that provides for the grant of shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

On December 30, 2020, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,100,000 to 1,600,000 shares.

As of July 31, 2021 and April 30, 2021 there were 431,869 and 549,739 shares remaining available for future issuance under the 2012 and the 2018 Plans, respectively.

Restricted Stock
As of July 31, 2021 and 2020, there were 8,224 and 16,448 unvested shares of restricted common stock outstanding, respectively. Total unrecognized compensation expense related to the unvested shares as of July 31, 2021 was $17,545, and is expected to be recognized over a weighted-average period of approximately 0.42 years.

Restricted Stock Units
A summary of the Company’s RSU activity during the three months ended July 31, 2021 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested balance outstanding, April 30, 2021	549,972	$6.58
Granted	127,542	6.97
Forfeits	(7,920)	9.37
Vested	(15,657)	6.26
Expired	—	—
Unvested balance outstanding, July 31, 2021	653,937	$6.07
Of the 127,542 RSUs granted in the three months ended July 31, 2021, 125,000 RSUs correspond to the Chief Executive Officer grant. On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Equity Incentive Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company reported net income on a GAAP basis. The Company is amortizing the expense over one year through July 2022 (the filing date of the Form 10-K for Fiscal Year 2022). At each reporting period of Fiscal Year 2022, the Company will re-assess the likelihood of the performance condition to be met in the fourth quarter of 2022. If the RSUs do not vest within three years from the July 21, 2021 effective date, they will expire and automatically be forfeited. The amortization expense related to this grant for the three months ended July 31, 2021 was $72,813, which is included in general and administrative expense in the consolidated statements of operations. The remaining 2,542 RSUs were granted to employees and have a grant date fair value that ranges from $4.92 to $6.50 per share, or a total of $14,943, vesting annually over three years.
Of the 653,937 unvested RSUs outstanding at July 31, 2021, there are 195,000 RSUs remaining from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days, all of the unvested RSUs will vest immediately. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to these transactions for the three months ended July 31, 2021 and 2020, was approximately $112,155 and $111,211, respectively, which is included in general and administrative expense in the consolidated statements of operations.
At July 31, 2021, total unrecognized compensation expense related to unvested RSUs is $3,972,803 and is expected to be recognized over a weighted-average period of approximately 1.49 years. The total unrecognized compensation expense related to the February 4, 2020 executive RSU grant, discussed above, is $1,121,555.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

Warrants
The Company estimates the fair value of warrants utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected term and expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of warrants issued to directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes expense on a straight-line basis over the vesting period of each warrant issued.
A summary of the Company’s warrant activity during the three months ended July 31, 2021 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	374,174	$6.37	1.90	$—
Granted	25,000	$6.99	4.98	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, July 31, 2021	399,174	$6.41	1.85	$144,000

Exercisable, July 31, 2021	374,174	$6.37	1.54	$144,000

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants
$4.89	$4.89	50,000	$4.89	3.44	50,000
$6.00	$6.00	100,000	$6.00	3.09	100,000
$6.87	$6.87	224,174	$6.87	1.48	224,174
$6.99	$6.99	25,000	$—	0.00	—
		399,174			374,174

On July 21, 2021, the Compensation Committee approved warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The relative fair value of the warrants is $84,000 and is being amortized over the three year vesting period. The Company has recognized $2,333 of amortization expense in connection with the fair value of the warrants for the three months ending July 31, 2021, which is included in “general and administrative” expense in the consolidated statement of operations.
During the three months ended July 31, 2020, there was a warrant modification and acceleration charge of $25,966 related to the exercise of 192,049 warrants by the Leon and Toby Cooperman Family Foundation, which was included in “other income (expense), net” in the consolidated statement of operations.
Stock Option Grants to Employees and Directors

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
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

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2021, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	1,214,473	$6.24	1.88	$204,719
Granted	—	—	—	—
Exercised	(5,097)	6.16	—	—
Forfeited	(1,752)	4.68	—	—
Expired	—	—	—	—
Balance Outstanding, July 31, 2021	1,207,624	$6.29	1.65	$1,150,849

Exercisable, July 31, 2021	1,141,396	$6.36	1.60	$1,044,364

During the three months ended July 31, 2021 and 2020, the Company received proceeds from the exercise of stock options for cash of $22,548 and $1,269,982, respectively.

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$2.28 to $2.76	$2.76	10,423	$2.76	0.17	10,423
$3.24 to $4.38	$3.82	183,249	$3.80	1.03	168,914
$4.50 to $5.20	$4.94	354,778	$4.93	1.39	310,885
$5.95 to $6.28	$5.95	28,000	$5.95	1.06	28,000
$7.17 to $7.55	$7.45	473,425	$7.46	2.07	465,425
$8.57 to $9.07	$8.98	157,749	$8.98	1.44	157,749
		1,207,624			1,141,396
As of July 31, 2021, there was approximately $55,007 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 1.00 year.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

For the three months ended July 31, 2021, the Company recorded compensation expense of $542,712 which consisted of: $85,408, $446,777 and $10,527, respectively, in connection with stock options, RSUs and restricted stock grants, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

For the three months ended July 31, 2020, the Company recorded compensation expense of $487,110 which consisted of: $168,734, $307,852 and $10,524, respectively, in connection with stock options, RSUs and restricted stock grants, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

Treasury Stock

As of both July 31, 2021 and April 30, 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The value of these shares is approximately $1.8 million and represents the fair market value of shares surrendered as of the date of each applicable exercise date.
Note 8. Revenue

Revenue consists primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to our online materials and learning management system. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students fees for library and technology costs, which are recognized over the related service period and are not considered separate performance obligations. Other services, books, and exam fees are recognized as services are provided or when goods are received by the student. The Company’s contract liabilities are reported as deferred revenue and due to students. Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets.
The following table represents our revenue disaggregated by the nature and timing of services:

	Three Months Ended July 31,
	2021	2020
Tuition - recognized over period of instruction	$17,121,680	$13,367,308
Course fees - recognized over period of instruction	2,003,340	1,599,693
Book fees - recognized at a point in time	27,759	39,138
Exam fees - recognized at a point in time	196,042	70,655
Service fees - recognized at a point in time	82,174	88,768
	$19,430,995	$15,165,562
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
Of the total revenue earned during the three months ended July 31, 2021 and 2020, approximately $6.8 million and $3.7 million came from revenue which were deferred at April 30, 2021 and 2020, respectively.
When the Company begins providing the performance obligation by beginning instruction in a course, a contract receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach.
Cash Receipts
Our students finance costs through a variety of funding sources, including, among others, monthly payment plans, installment plans, federal loan and grant programs (Title IV), employer reimbursement, and various veterans and military funding and

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

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
The Company had revenue from students outside the United States totaling approximately 1% of consolidated revenue for each of the three months ended July 31, 2021 and 2020.
Note 9. Leases
We determine if a contract contains a lease at inception. We have entered into operating leases totaling approximately 154,528 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa and New Brunswick Province in Canada. These leases expire at various dates through April 2031, the majority contain annual base rent escalation clauses. Most of these leases include options to terminate for a fee or extend for additional five-year periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have any financing leases.

As of July 31, 2021, our longer term operating leases are located in Tampa, Austin and Phoenix and set to expire in ten, eight, and seven years, respectively. These leases make up 94% of the total future minimum lease payments.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheet at July 31, 2021 and April 30, 2021. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the right of use assets. Incentives such as tenant improvement allowances are amortized as leasehold-improvements, separately, over the life of the lease term. For the three months ended July 31, 2021 and 2020, the amortization expense for these tenant improvement allowances was $150,387 and $0, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three months ended July 31, 2021 and 2020 was $936,737 and $397,238, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

ROU assets are summarized below:

	July 31, 2021	April 30, 2021
ROU assets - Operating facility leases	$14,308,296	$14,308,296
Less: accumulated reduction	(2,065,840)	(1,593,433)
Total ROU assets	$12,242,456	$12,714,863

Operating lease obligations, related to the ROU assets are summarized below:

	July 31, 2021	April 30, 2021
Total lease liabilities	$19,946,229	$19,946,229
Reduction of lease liabilities	(1,995,109)	(1,617,600)
Total operating lease obligations	$17,951,120	$18,328,629
The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2021 (a) (by fiscal year) .

Maturity of Lease Obligations	Lease Payments
2022 (remaining)	$3,076,200
2023	3,647,737
2024	3,514,179
2025	3,288,066
2026	3,383,530
Thereafter	10,417,592
Total future minimum lease payments	27,327,304
Less: imputed interest	(9,376,184)
Present value of operating lease liabilities	$17,951,120
_____________________
(a) Lease payments exclude $3.5 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in Nashville, Tennessee lease signed but not yet commenced.

Balance Sheet Classification	July 31, 2021	April 30, 2021
Operating lease obligations, current portion	$2,086,076	$2,029,821
Operating lease obligations, less current portion	15,865,044	16,298,808
Total operating lease liabilities	$17,951,120	$18,328,629

Other Information	July 31, 2021
Weighted average remaining lease term (in years)	7.29
Weighted average discount rate	12%

Note 10. Income Taxes
The Company determined that it has a permanent establishment in Canada, as defined by article V(2)(c) of the Convention between Canada and the United States of America with Respect to Taxes on Income and on Capital (the “Treaty”), which would be subject to Canadian taxation as levied under the Income Tax Act. The Company has filed Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years during which a permanent establishment was in place. As of July 31, 2021,

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

the CRA has not yet responded to the voluntary disclosure. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for the 2022 and future taxation years.
As of July 31, 2021, the Company recorded a reserve of approximately $150,000 for the estimate of a multi-year foreign income tax liability.
Note 11. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2021, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
On February 11, 2013, HEMG, and its Chairman, Mr. Patrick Spada, sued the Company, certain senior management members and our directors in state court in New York seeking damages arising principally from (i) allegedly false and misleading statements in the filings with the SEC and the DOE where the Company disclosed that HEMG and Mr. Spada borrowed $2.2 million without board authority, (ii) the alleged breach of an April 2012 agreement whereby the Company had agreed, subject to numerous conditions and time limitations, to purchase certain shares of the Company from HEMG, and (iii) alleged diminution to the value of HEMG’s shares of the Company due to Mr. Spada’s disagreement with certain business transactions the Company engaged in, all with Board approval.
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
On October 15, 2015, HEMG filed bankruptcy pursuant to Chapter 7. As a result, the remaining claims and Aspen’s counterclaims in the New York lawsuit are currently stayed. The bankrupt estate’s sole asset consisted of 208,000 shares of AGI common stock, plus a claim filed by the bankruptcy trustee against Spada’s brother and a third party to recover approximately 167,000 shares. On February 8, 2019, the bankruptcy court issued an order reducing AGI’s claim to $888,638 which consisted of the judgment and a $200,000 claim for failure to disclose certain liabilities. On July 21, 2021, the bankruptcy trustee paid the Company $498,120, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329, described in Note 5, at July 31, 2021. No further assets are available for distribution.

Regulatory Matters

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

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
Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by its students under programs authorized by Title IV of the HEA, which are administered by the US Department of Education. When Aspen University students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2020, approximately 31% of Aspen University’s and 33% for United States University's cash-basis revenue for eligible tuition and fees were derived from Title IV Programs.
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
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2021
(Unaudited)

funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE reduced USU's existing letter of credit by $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU currently maintains a letter of credit of $9,872 at July 31, 2021.

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
Note 12. Subsequent Events
On August 31, 2021, the Company extended the Credit Facility Agreement with the Foundation discussed in Note 6 by one year to November 4, 2022. The Credit Facility Agreement provides for a $5,000,000 Facility evidenced by the Revolving Note. Borrowings under the Credit Facility Agreement bear interest at 12% per annum. In conjunction with the extension of the Facility, the Company drew down $5,000,000 of funds from the Facility at 12% interest per annum due November 4, 2022. Additionally, on August 31, 2021 the Company issued to the Foundation warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.89 per share.
Effective August 16, 2021, the Company entered into an Employment Agreement with Matthew LaVay, who had been appointed as the Chief Financial Officer of the Company on July 8, 2021 with the effective date of August 16, 2021. The Employment Agreement provides that Mr. LaVay will serve as the Chief Financial Officer of the Company for a period of four years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. LaVay will receive annual base salary of $325,000, such other compensation and benefits as set forth in the Employment Agreement, and will be eligible to participate in the Company’s executive performance bonus plan. Additionally, on August 16, 2021, Mr. LaVay received a grant of 125,000 RSUs, pursuant to his Employment Agreement. The RSUs will vest in three approximately equal annual increments with the first increment vesting on August 16, 2022, subject to continued employment on each applicable vesting date. Each RSU represents a right to receive one share of the Company’s common stock. The RSUs were granted under the Aspen Group, Inc. 2018 Plan. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $5.80 per share. The amortization expense related to this transaction over the three year vesting term will be $725,000, which will be included in general and administrative expense in the consolidated statements of operations.
On August 12, 2021, Mr. Gerard Wendolowski, the Chief Operating Officer of the Company, and Dr. Cheri St. Arnauld, the Company’s Chief Academic Officer, received a grant of 80,000 RSUs each. The RSUs will vest in three nearly equal annual increments with the first increment vesting on August 12, 2022, subject to continued service as an officer of the Company on each applicable vesting date. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were granted under the Aspen Group, Inc. 2018 Plan and were approved by the Compensation Committee of the Board of Directors of the Company.

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
Operating costs and expenses
•Cost of revenue - consists of instructional costs and services and marketing and promotional costs.
◦Instructional costs - consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of revenue.
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity and are included in cost of revenue.
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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three months ended July 31, 2021 and 2020.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three months ended July 31, 2021 and 2020.
•Adjusted EBITDA Margin - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three months ended July 31, 2021 and 2020.

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
In the fourth quarter of fiscal 2021, the Company announced its Aspen 2.0 business plan to decrease advertising spend on our lower efficiency unit and shift that spend to the higher efficiency business units. Aspen 2.0 is anticipated to reduce our advertising spend as a percentage of revenue for the fiscal year while supporting growth in our new pre-licensure metros and the USU Masters of Nursing-Family Nurse Practitioner (“FNP”) program. As we advance through fiscal year 2022, we expect profitability gains from Aspen 2.0 to have the most significant impact in the second half of the fiscal year given the expected growth in our highest efficiency businesses. As we move through the year, Aspen 2.0 is designed to generate profitability by our fourth fiscal quarter, setting the Company up for consistent, sustained profitable growth in the coming years.
In March 2014, Aspen University began offering monthly payment plans available to all students across every online degree program offered by Aspen University. The monthly payment plan is designed so that students will make one payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the FNP program ($375/month).
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
AGI Student Population Overview
AGI’s overall active degree-seeking student body (includes both Aspen University and USU) grew 14% year-over-year to 13,879 as of July 31, 2021 from 12,128 as of July 31, 2020 and students seeking nursing degrees were 12,058 or 87% of total active students at both universities. Of the 12,058 students seeking nursing degrees, 9,694 are Registered Nurses (RNs) studying to earn an advanced degree, including 6,905 at Aspen University and 2,789 at USU, while the remaining 2,364 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
AU's total active student body increased by 9% year-over-year to 10,911 in Q1 Fiscal 2022 from 9,975 in Q1 Fiscal 2021. On a year-over-year basis, USU’s total active student body grew by 38% to 2,968 from 2,153. The chart below shows five quarters of active student body results. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the first quarter of fiscal year 2022 or are registered for an upcoming course.

AGI New Student Enrollments

New student enrollments at USU grew by 15% sequentially and 18% year-over-year, from 572 a year ago to a quarterly record of 675. Aspen’s Online Nursing + Other unit declined by 3% sequentially and 7% year-over-year as expected, given the previously announced ‘Aspen 2.0’ plan to reduce spending in the legacy business by $1.3 million in the 2022 fiscal year.

BSN Pre-Licensure enrollments grew by 21% sequentially and were down 17% year-over-year as a result of the planned reduction of enrollments in the Phoenix metro year-over-year, from 490 to 258 (a decrease of 232 enrollments). This planned decrease in enrollments in the Phoenix metro is expected to cause a year-over-year aggregate decrease in the second quarter as well, and then beginning in the third quarter the Company expects to deliver material aggregate enrollment increases year-over-year in the BSN Pre-Licensure unit.

On a Company-wide basis, new student enrollments increased sequentially from 2,182 to 2,276 or 4%. On a year-over-year basis, new student enrollments for the Company were down 3%, however, excluding the 232 planned enrollment reduction in the Phoenix pre-licensure metro, Company-wide enrollments would have been up year-over-year by 7%.

New student enrollments for the past five quarters are shown below:

	New Student Quarterly Enrollments
	Q1'21	Q2'21	Q3'21	Q4'21	Q1'22
Aspen University	1,779	2,010	1,593	1,593	1,601
USU	572	649	536	589	675
Total	2,351	2,659	2,129	2,182	2,276

Bookings Analysis and ARPU
On a year-over-year basis, Q1 Fiscal 2022 Bookings decreased 2%, to $35.2 million from $36.1 million in the prior year. As previously discussed, the proactive Phoenix pre-licensure enrollment reduction in Q1 Fiscal 2022 from 490 to 258 (or a reduction of 232) enrollments year-over-year, caused Bookings in the Phoenix metro to decrease by $7 million year-over-year. Excluding the Phoenix pre-licensure metro, Company-wide Bookings would have increased by 17% year-over-year.

	First Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	Q1'21 Enrollments	Q1'21 Bookings [1]	Q1'22 Enrollments	Q1'22 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,779	$25,880,400	1,601	$23,150,850
USU	572	$10,193,040	675	$12,028,500
Total	2,351	$36,073,440	2,276	$35,179,350	(2)%
ARPU		$15,344		$15,457	1%
_____________________

1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
During the Q1 Fiscal 2022, the Company continued to focus its growth capital almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs.
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
Due to the significant demand in the Phoenix metro, on February 2, 2021, the Company began implementing its first double cohort enrollment at its main campus in Phoenix.
BSN Pre-Licensure Campus Locations Opened in Fiscal Year 2021
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
Expected Near Term BSN Pre-Licensure Campus Opening
Nashville, TN
On March 8, 2021, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure campus location in Nashville, Tennessee, with permission to commence marketing and begin to enroll first-year PPN students effective immediately. Aspen University is targeting to begin its initial (years 2-3) core program semester in Nashville in October 2021.
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
Accounts Receivable - Monthly Payment Plan ("MPP")
The Company offers several payment options to its students including monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At July 31, 2021, Gross MPP accounts receivable was 90% of total gross accounts receivable. Of the Gross MPP accounts receivable, 53% and 47% was generated at AU and USU, respectively.
The Monthly Payment Plan, offered by both Aspen University and United State University, is a private education loan with a 0% fixed rate of interest (0% APR) and no down payment. Each month the student will make one payment of $250, $325, $350 or $375 (depending on the program) until the program is paid for. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan. MPP is designed so students can build the cost of their degree into their monthly budget.
Long-Term Accounts Receivable
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This full contractual amount cannot be recorded as an account receivable upon enrollment. As a student takes a class, revenue is earned over that eight-week class. Some students accelerate their program, taking two classes every eight-week period, and that increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $10,249,833 at April 30, 2021 to $11,313,657 at July 31, 2021. These are MPP students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months; therefore, most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, they transition to long-term accounts receivable. This is the primary factor that has driven an increase in long-term accounts receivable.
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

COVID-19 Update

Nursing students represented 87% or 12,058 of the Company’s total student body of 13,879 students at the end of the first quarter of fiscal 2022. Of the 12,058 nursing students, 2,364 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,694 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN or DNP degree programs). These 9,694 post-licensure nursing students therefore represent 70% of the Company’s total student body and are the population of AGI students that have been primarily affected by the COVID-19 pandemic. Given that AGI has the highest student body concentration of RNs among publicly-traded higher education companies in the U.S., the COVID-19 pandemic has necessitated the need to track RN behaviors and attitudes carefully for the past 18 months. Below are the effects the Company has seen to date relative to class starts and enrollments.

The Company previously reported that RN course starts at both universities were approximately 4% lower than historically expected during the months of September, 2020 – January, 2021, which resulted in approximately $520,000 less revenue in the fiscal 2021 third quarter. However, beginning in late February 2021, RN course starts returned to historically normal levels throughout the remainder of the fourth fiscal quarter which resulted in revenue of $19.1 million for the quarter, approximately $500,000 higher than the midpoint of our forecast.

Starting in the second half of the month of June and continuing throughout the month of July 2021, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs in June were flat year-over-year and July was slightly down year-over-year which was not surprising given the rise of the Delta variant and the spike in hospitalizations. Revenue for the first quarter was relatively unaffected given that the lower RN class starts occurred in the second half of the fiscal quarter. We cannot be certain what impact the Delta variant and other variants will have on the Company’s results as we progress through the second and future quarters in fiscal 2022.
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended July 31, 2021 (“Q1 Fiscal 2022”) compared to the three months ended July 31, 2020 (“Q1 Fiscal 2021”).
Revenue

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Revenue	$19,430,995	$4,265,433	28%	$15,165,562
The increase was primarily due to revenue growth in USU’s MSN-FNP and Aspen’s BSN Pre-Licensure program, the degree programs with the highest LTV. The Company expects the majority of its revenue growth in future periods to be derived from these two business units as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Aspen University's traditional post-licensure online nursing + other business unit and doctoral unit contributed 45% of total Company revenue in Q1 Fiscal 2022, while Aspen University’s BSN Pre-Licensure program delivered 23% of the Company’s revenue in Q1 Fiscal 2022. Finally, USU contributed 32% of the total revenue for Q1 Fiscal 2022.
Aspen University’s revenue in Q1 Fiscal 2022 increased 24% year-over-year, while USU's revenue in Q1 Fiscal 2022 increased 39% year-over-year.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$8,593,568	$2,746,045	47%	$5,847,523
As a percentage of revenue	44%			39%
Total cost of revenue increased, including as a percentage of revenue, due primarily to an increase in class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin and Tampa; and planned advertising spending increase throughout Fiscal Year 2022, targeted primarily to our highest LTV programs. Total advertising spend in Q1 Fiscal 2022 increased 46% year-over-year, however, on a sequential basis was down by 2%. The majority of the year-over-year advertising spending increase is directed to the new pre-licensure metro locations: Austin, Nashville and Tampa, as well as USU's MSN-FNP program.
Instructional Costs and Services
Instructional costs and services for Q1 Fiscal 2022 increased to $4,500,013 or 23% of revenue from $3,056,713 or 20% of revenue for Q1 Fiscal 2021, an increase of $1,443,300 or 47%.
Aspen University instructional costs and services represented 23% of Aspen University revenue for Q1 Fiscal 2022, while USU instructional costs and services was 24% of USU revenue during Q1 Fiscal 2022.
Marketing and Promotional
Marketing and promotional costs for Q1 Fiscal 2022 were $4,093,555 or 21% of revenue compared to $2,790,810 or 18% of revenue for Q1 Fiscal 2021, an increase of $1,302,745 or 47%.
Aspen University marketing and promotional costs represented 21% of Aspen University revenue for Q1 Fiscal 2022, while USU marketing and promotional costs was 16% of USU revenue for Q1 Fiscal 2022.
AGI corporate marketing expenses were $324,265 for Q1 Fiscal 2022 compared to $232,851 for Q1 Fiscal 2021, an increase of $91,414 or 39%.
General and administrative

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
General and administrative	$10,946,477	$2,152,721	24%	$8,793,756
As a percentage of revenue	56%			58%

General and administrative expense increased primarily due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and other-employee related costs, including stock-based compensation, and increases in facilities and technology costs across both universities.

The remaining $12 tranche related to the February 2020 Executive RSU grant has approximately $1.2 million of total unrecognized compensation expense at July 31, 2021, which is being amortized over the remaining period through February 4, 2024 when all RSUs will vest subject to continued employment, that could accelerate during the next two years. If our common stock meets the $12 price target, all remaining amortization will accelerate.

Aspen University general and administrative costs, which are included in the above amount, represented 34% and 33% of Aspen University revenue for Q1 Fiscal 2022 and Q1 Fiscal 2021, respectively.

USU general and administrative costs represented 39% and 40% of USU revenue for Q1 Fiscal 2022 and Q1 Fiscal 2021, respectively.

AGI corporate general and administrative costs for Q1 Fiscal 2022 and Q1 Fiscal 2021, which are included in the above amounts, were $4.1 million and $3.5 million, respectively. The increase was primarily due to increases in compensation and other employee-related costs, insurance expense, which includes the annual renewal period, and technology costs.
Bad debt expense

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Bad debt expense	$350,000	$(50,000)	(13)%	$400,000
As a percentage of revenue	2%			3%

Bad debt expense decreased as a percentage of total revenue as the prior year reflected the need for higher reserves based on the Company's review of aged accounts receivable.

Depreciation and amortization

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Depreciation and amortization	$779,409	$288,785	59%	$490,624
As a percentage of revenue	4%			3%

The increase in depreciation is primarily due to investments in new campuses, including capital expenditures of leasehold improvements and computer equipment, and an increase in amortization of internally developed capitalized software placed into service to support the Company's services, partially offset by a decrease of fully depreciated assets.
Other income (expense), net

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Other income (expense), net	$518,581	$1,097,336	NM	$(578,755)
________________________________
NM - Not meaningful

Other income, net in Q1 Fiscal 2022 of $518,581 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021, partially offset by interest expense related to the 2% commitment fee on the undrawn portion of the $5 million Revolving Credit Facility payable quarterly.

Other expense, net in Q1 Fiscal 2021 of $578,755 primarily includes: an adjustment of $296,471 related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal 2019 revenue; interest expense of $331,510 on the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Revolving Credit Facility; and modification and accelerated amortization charges of $149,913 related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $198,000 of other immaterial adjustments.
Income tax expense (benefit)

	Three Months Ended July 31,
	2021	$ Change	% Change	2020
Income tax expense (benefit)	$151,010	NM	NM	$(1,900)
Income tax expense in Q1 Fiscal 2022 includes a reserve of approximately $150,000 for the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. In Q1 Fiscal 2022, the Company filed multi-year Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA").
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
Our management uses and relies on EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Gross Profit, which are non-GAAP financial measures. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measures to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.

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

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin:

	Three Months Ended July 31,
	2021	2020
Net loss	$(870,888)	$(943,196)
Interest expense, net	32,132	455,223
Taxes	151,010	(1,900)
Depreciation and amortization	779,409	490,624
EBITDA	91,663	751
Bad debt expense	350,000	400,000
Stock-based compensation	542,712	487,110
Non-recurring charges - Severance	19,665	44,000
Non-recurring (income) charges - Other	(498,120)	375,437
Adjusted EBITDA	$505,920	$1,307,298
Net loss Margin	(4)%	(6)%
Adjusted EBITDA Margin	3%	9%
In Fiscal Q1 2022, the non-recurring income of $498,120 is from a litigation settlement, which is included in other income (expense), net. In Q1 Fiscal 2021, there was an additional non-recurring item of $123,947, which is included in interest expense, net, that arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
The following tables present a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin by business unit:

	Three Months Ended July 31, 2021
	Consolidated	AGI Corporate	Aspen BSN Pre-Licensure	AU Online	AU Total	USU
Net income (loss)	$(870,888)	$(4,458,536)	$889,460	$1,444,997	$2,334,457	$1,253,191
Interest expense, net	32,132	33,272	—	(1,000)	(1,000)	(140)
Taxes	151,010	1,163	—	149,807	149,807	40
Depreciation and amortization	779,409	31,043	126,068	537,625	663,693	84,673
EBITDA	91,663	(4,393,058)	1,015,528	2,131,429	3,146,957	1,337,764
Bad debt expense	350,000	—	—	250,000	250,000	100,000
Stock-based compensation	542,712	443,279	—	69,595	69,595	29,838
Non-recurring charges - Severance	19,665	—	—	—	—	19,665
Non-recurring income - Other	(498,120)	—	—	(498,120)	(498,120)	—
Adjusted EBITDA	$505,920	$(3,949,779)	$1,015,528	$1,952,904	$2,968,432	$1,487,267
Net income (loss) Margin	(4)%	NM	19%	17%	18%	20%
Adjusted EBITDA Margin	3%	NM	22%	22%	22%	24%
________________________________
NM - Not meaningful

	Three Months Ended July 31, 2020
	Consolidated	AGI Corporate	Aspen BSN Pre-Licensure	AU Online	AU Total	USU
Net income (loss)	$(943,196)	$(4,255,735)	$965,203	$1,344,560	$2,309,763	$1,002,776
Interest expense, net	455,223	455,223	—	—	—	—
Taxes	(1,900)	(1,900)	—	—	—	—
Depreciation and amortization	490,624	13,092	25,000	425,054	450,054	27,478
EBITDA	751	(3,789,320)	990,203	1,769,614	2,759,817	1,030,254
Bad debt expense	400,000	—	—	340,000	340,000	60,000
Stock-based compensation	487,110	392,043	—	61,317	61,317	33,750
Non-recurring charges - Severance	44,000	44,000	—	—	—	—
Non-recurring charges - Other	375,437	375,437	—	—	—	—
Adjusted EBITDA	$1,307,298	$(2,977,840)	$990,203	$2,170,931	$3,161,134	$1,124,004
Net income (loss) Margin	(6)%	NM	36%	17%	22%	23%
Adjusted EBITDA Margin	9%	NM	37%	27%	29%	25%
Adjusted EBITDA margin decreased to 3% in Q1 Fiscal 2022 from 9% in Q1 Fiscal 2021, due primarily to new campus investments in the current period.
Adjusted Gross Profit
AGI defines Adjusted Gross Profit as GAAP Gross Profit including amortization expense which is excluded from cost of revenue on the statements of operations. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit inclusive of amortization:

	Three Months Ended July 31,
	2021	2020
GAAP Gross Profit	$10,423,184	$8,990,985
Add back amortization expense included in cost of revenue:
Intangible asset amortization	10,492	11,947
Call center software/website amortization	403,751	315,107
Total amortization included in cost of revenue	414,243	327,054
Adjusted Gross Profit	$10,837,427	$9,318,039

Revenue	$19,430,995	$15,165,562
Cost of Revenue	8,593,568	5,847,523
Adjusted Gross Profit	$10,837,427	$9,318,039

GAAP Gross Profit as a percentage of revenue	54%	59%
Adjusted Gross Profit as a percentage of revenue	56%	61%

Adjusted gross profit as a percentage of revenue decreased due primarily to an increase in class starts year-over-year and additional full-time faculty staffing in the USU MSN-FNP program and faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin and Tampa; and planned advertising spending increase throughout Fiscal Year 2022, targeted primarily to our highest LTV programs. The majority of the advertising spending increase is directed to the new pre-licensure metro locations: Austin, Nashville and Tampa, as well as USU's MSN-FNP program. Additionally, capitalized call center costs increased in the current period.

Aspen University GAAP Gross Profit represented 53% of Aspen University revenue for Q1 Fiscal Year 2022, and USU GAAP Gross Profit represented 60% of USU revenue for Q1 Fiscal Year 2022.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Three Months Ended July 31,
	2021	2020
Net cash (used in) provided by
Operating activities	$(2,432,491)	$(636,759)
Investing activities	(978,882)	(662,218)
Financing activities	22,548	2,351,774
Net (decrease) increase in cash	$(3,388,825)	$1,052,797
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended July 31, 2021 consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation, bad debt expense, depreciation and amortization expense, amortization of debt discounts and issue costs, warrants issued for services, modification charge for warrants exercised, common shares issued for services and other adjustments.
Adjustments to net loss consist primarily of depreciation and amortization expense of $779,409, stock-based compensation of $542,712, bad debt expense of $350,000, tenant improvement allowances received from landlords of $86,591, and amortization of debt issue costs of $8,334. The increase from changes in working capital primarily consists of decreases in deferred revenue of $2.1 million and increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $1,879,318. The decrease in deferred revenue is due primarily to timing of billings for class starts. The increase in accounts receivable is primarily attributed to the growth in revenue from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts.
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
Net cash used in operations for the three months ended July 31, 2020 consist primarily of depreciation and amortization expense of $490,624, stock-based compensation of $487,110, bad debt expense of $400,000 and amortization of debt discounts $0.1 million and amortization of debt issue costs $0.1 million. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $2.7 million, partially offset by increases in deferred revenue of $1.1 million. The increase in accounts receivable is primarily attributed to the growth in revenue from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. The increase in deferred revenue is due primarily to timing of billings for class starts.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended July 31, 2021 includes purchases of property and equipment of $0.8 million primarily due to investments in leasehold improvements, computer equipment and hardware, Company developed software and new campuses and purchases of courseware and accreditation of $0.1 million.
Net cash used in investing activities for the three months ended July 31, 2020 primarily includes purchases of property and equipment of $0.7 million mostly attributed to investments in the purchase of property and equipment as we build out our campuses.
Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended July 31, 2021 includes proceeds from stock options exercised of $22,548.
Net cash provided by financing activities for the three months ended July 31, 2020 includes proceeds from stock options exercised of $1,269,982 and proceeds from warrants exercised of $1,081,792 received from the cash exercise of warrants associated with the Term Loans and Revolving Credit Facility.

Liquidity and Capital Resources
Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.
The Company also has access to a $5 million Revolving Credit Facility. At July 31, 2021 and April 30, 2021, there were no outstanding borrowings under this credit facility.
On August 31, 2021, the Company extended the Revolving Credit Facility by one year to November 4, 2022. The Credit Facility Agreement provides for a $5,000,000 revolving credit facility evidenced by a revolving promissory note. Borrowings under the Credit Facility Agreement bear interest at 12% per annum. In conjunction with the extension of the Revolving Credit Facility, the Company drew down $5,000,000 of funds from the Revolving Credit Facility at 12% interest per annum due November 4, 2022. Pursuant to this agreement, on August 31, 2021 the Company issued to the Foundation warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.89 per share. The Company expects to use these funds for general business purposes, including the roll out of the new campuses. The Company anticipates that the Aspen 2.0 business plan, with lower advertising budget that targets the highest LTV programs, will reduce the need to borrow funds in the future.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations. The Company's Fiscal year 2022 capital expenditures are expected to be lower than Fiscal Year 2021 capital expenditures by approximately $0.5 million related to new campus costs. Additionally, the Company expects additional cash commitments for letters of credit related to securing new campus locations.
The Company expects that its existing cash resources will be sufficient to fund its working capital, including capital expenditures, investing and other needs for more than the next 12 months. As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 as filed with the SEC on July 13, 2021, the Company intends to be net income positive by Fiscal Q4 2022.
Critical Accounting Policies and Estimates
At July 31, 2021, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and listed here below:
•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of July 31, 2021.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our goal of achieving positive GAAP net income by Q4 of the fiscal year 2022, our plan to decrease advertising spend on our lower efficiency unit and shift that spend to the highest LTV units, the anticipated impact of this plan on our future operating results, liquidity and growth, and the expected timing of such impact, the anticipated near-term changes in enrollments, the expected growth in our highest efficiency businesses, our estimates concerning LTV and ARPU, our expectations regarding accounts receivable, the expected continued revenue growth in Aspen University’s BSN Pre-Licensure and USU’s MSN-FNP programs, the expected timing of subsequent campus openings, including Nashville, TN, the impact of bookings and ARPU, our beliefs with respect to the impact of COVID-19 on class starts and enrollments, the impact of the new federal vaccination mandate on our future results of operations, the expected sources of future revenue growth, our anticipated working capital trends, the intended use of proceeds from the drawdown under the revolving credit facility and the expected capital expenditures related to new campus openings and letters of credit. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, our ability to successfully implement the fiscal year 2022 business plan and the accuracy of the assumptions used in estimating the results of such implementation, unanticipated issues with, and delays in, launching phase two of our in-house CRM and the continued ability of the CRM to perform as expected, continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, national and local economic factors including the substantial impact of the COVID-19 pandemic on the economy, competition from nursing schools in local markets, risks stemming from the new federal vaccination program, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes, our failure to continue obtaining enrollments at low acquisition costs and keeping teaching costs down, and potential loss of employees as a result of the COVID-19 vaccine mandate. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the previously disclosed receipt of payment of $498,120 as a final distribution by the bankruptcy trustee in HEMG bankruptcy proceedings, during the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
ITEM 1A. RISK FACTORS
The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. It remains unclear, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office, and how compliance will be documented.
It is currently not possible to predict with certainty the exact impact the new regulation would have on us. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing. This may result in employee attrition, which could be material as a substantial number of our employees are based in Arizona where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 21, 2021, the Company issued 25,000 common stock purchase warrants to a former member of the Board of Directors. The warrants are exercisable for a period of five years from the issuance date and vest annually over a three year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.
On July 21, 2021, as part of his new Employment Agreement, the Company granted 125,000 RSUs to Michael Mathews, the Company's Chief Executive Officer, under the 2018 Plan. Vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company reported net income on a GAAP basis. If the RSUs do not vest within three years from the July 21, 2021 grant date, they will expire and automatically be forfeited. The issuance of the RSUs was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
On August 12, 2021, Mr. Gerard Wendolowski, the Chief Operating Officer of the Company, and Dr. Cheri St. Arnauld, the Company’s Chief Academic Officer, received a grant of 80,000 RSUs each. The RSUs will vest in three nearly equal annual increments with the first increment vesting on August 12, 2022, subject to continued service as an officer of the Company on each applicable vesting date. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were granted under the 2018 Plan. The issuance of the RSUs was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
On August 16, 2021, Mr. Matthew LaVay, the Chief Financial Officer of the Company, received a grant of 125,000 RSUs pursuant to his Employment Agreement. The RSUs will vest in three approximately equal annual increments with the first increment vesting on August 16, 2022, subject to continued employment on each applicable vesting date. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were granted under the 2018 Plan. The issuance of the RSUs was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Warrant dated July 21, 2021				Filed
10.2	Employment Agreement, effective July 21, 2021, by the Company and Michael Mathews*	8-K	7/23/21	10.1
10.3	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/21	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aspen Group, Inc.

September 14, 2021	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

September 14, 2021	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)

September 14, 2021	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)