Form 10-Q
period 2021-10-31
ASPEN GROUP, INC.
filed 2021-12-14
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of December 10, 2021
Common Stock, $0.001 par value per share	25,034,375 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,985,131	$12,472,082
Restricted cash	1,433,397	1,193,997
Accounts receivable, net of allowance of $3,345,182 and $3,289,816, respectively	21,309,982	16,724,744
Prepaid expenses	1,577,516	1,077,831
Other current assets	20,631	68,529
Total current assets	35,326,657	31,537,183

Property and equipment:
Computer equipment and hardware	1,402,006	956,463
Furniture and fixtures	1,976,342	1,705,101
Leasehold improvements	7,057,859	5,729,324
Instructional equipment	608,894	421,039
Software	9,386,352	8,488,635
Construction in progress	900	247,767
	20,432,353	17,548,329
Less: accumulated depreciation and amortization	(6,672,208)	(4,892,987)
Total property and equipment, net	13,760,145	12,655,342
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,907,503	7,908,360
Courseware, net	299,914	187,296
Accounts receivable, net of allowance of $— and $625,963, respectively	—	45,329
Long-term contractual accounts receivable	12,663,815	10,249,833
Deferred financing costs	117,857	18,056
Operating lease right of use assets, net	13,510,656	12,714,863
Deposits and other assets	515,569	479,212
Total assets	$89,113,548	$80,806,906
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31, 2021	April 30, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$2,102,624	$1,466,488
Accrued expenses	1,772,808	2,040,896
Deferred revenue	10,191,241	6,825,014
Due to students	3,219,643	2,747,484
Operating lease obligations, current portion	2,145,431	2,029,821
Other current liabilities	96,003	307,921
Total current liabilities	19,527,750	15,417,624

Long-term debt	5,000,000	—
Operating lease obligations, less current portion	17,732,483	16,298,808
Total liabilities	42,260,233	31,716,432

Commitments and contingencies – see Note 11

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at October 31, 2021 and April 30, 2021	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
25,148,194 issued and 24,992,708 outstanding at October 31, 2021
25,066,297 issued and 24,910,811 outstanding at April 30, 2021	25,149	25,067
Additional paid-in capital	110,526,729	109,040,824
Treasury stock (155,486 at both October 31, 2021 and April 30, 2021)	(1,817,414)	(1,817,414)
Accumulated deficit	(61,881,149)	(58,158,003)
Total stockholders’ equity	46,853,315	49,090,474
Total liabilities and stockholders’ equity	$89,113,548	$80,806,906

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue	$18,940,211	$16,971,045	$38,371,206	$32,136,607

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,789,201	7,324,780	17,382,769	13,172,303
General and administrative	11,641,312	11,285,155	22,587,789	20,078,911
Bad debt expense	350,000	632,000	700,000	1,032,000
Depreciation and amortization	817,234	526,357	1,596,643	1,016,981
Total operating expenses	21,597,747	19,768,292	42,267,201	35,300,195

Operating loss	(2,657,536)	(2,797,247)	(3,895,995)	(3,163,588)

Other income (expense):
Interest expense	(139,502)	(1,529,668)	(173,041)	(1,985,125)
Other (expense) income, net	(49,320)	(7,080)	502,800	(130,378)
Total other (expense) income, net	(188,822)	(1,536,748)	329,759	(2,115,503)

Loss before income taxes	(2,846,358)	(4,333,995)	(3,566,236)	(5,279,091)

Income tax expense	5,900	36,530	156,910	34,630

Net loss	$(2,852,258)	$(4,370,525)	$(3,723,146)	$(5,313,721)

Net loss per share - basic and diluted	$(0.11)	$(0.19)	$(0.15)	$(0.23)

Weighted average number of common stock outstanding - basic and diluted	24,957,046	22,791,503	24,935,793	22,763,235

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2021	25,087,051	$25,088	$109,617,521	$(1,817,414)	$(59,028,891)	$48,796,304
Stock-based compensation	—	—	722,158	—	—	722,158
Common stock issued for stock options exercised for cash	11,655	12	33,474	—	—	33,486
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	19,332	19	(19)	—	—	—
Amortization of warrant based cost	—	—	16,125	—	—	16,125
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(2,852,258)	(2,852,258)
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2020	22,377,744	$22,378	$92,378,584	$(70,000)	$(48,652,226)	$43,678,736
Stock-based compensation	—	—	1,831,548	—	—	1,831,548
Common stock issued for stock options exercised for cash	502,412	502	944,830	—	—	945,332
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	132,109	132	(132)	—	—	—
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Cancellation of Treasury Stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(4,370,525)	(4,370,525)
Balance at October 31, 2020	24,416,539	$24,416	$105,092,551	$—	$(53,022,751)	$52,094,216

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Six Months Ended October 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	1,264,870	—	—	1,264,870
Common stock issued for stock options exercised for cash	16,752	17	56,017	—	—	56,034
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	34,989	35	(35)	—	—	—
Amortization of warrant based cost	—	—	27,583	—	—	27,583
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(3,723,146)	(3,723,146)
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	2,318,658	—	—	2,318,658
Common stock issued for stock options exercised for cash	917,587	918	2,214,397	—	—	2,215,315
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	132,109	132	(132)	—	—	—
Common stock issued for warrants exercised for cash	192,049	191	1,081,600	—	—	1,081,791
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	18,250	—	—	18,250
Cancellation of Treasury Stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(5,313,721)	(5,313,721)
Balance at October 31, 2020	24,416,539	$24,416	$105,092,551	$—	$(53,022,751)	$52,094,216

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,723,146)	$(5,313,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	700,000	1,032,000
Depreciation and amortization	1,596,643	1,016,981
Stock-based compensation	1,264,870	2,318,658
Amortization of warrant based cost	27,583	18,250
Amortization of debt discounts	—	1,550,854
Amortization of debt issue costs	18,056	147,695
Amortization of deferred financing costs	19,643	—
Modification charge for warrants exercised	—	25,966
Loss on asset disposition	36,442	—
Lease benefit	(63,099)	—
Tenant improvement allowances received from landlords	816,591	—
Changes in operating assets and liabilities:
Accounts receivable	(7,699,220)	(8,246,180)
Prepaid expenses	(520,685)	(654,268)
Other receivables	—	23,097
Other current assets	47,901	(273,767)
Accounts receivable, other	45,329	—
Deposits and other assets	(15,357)	(171,303)
Accounts payable	636,136	838,421
Accrued expenses	(268,088)	1,282,983
Due to students	472,159	(301,619)
Deferred revenue	3,366,227	4,915,504
Other current liabilities	(211,918)	(286,372)
Net cash used in operating activities	(3,453,933)	(2,076,821)
Cash flows from investing activities:
Purchases of courseware and accreditation	(149,751)	(11,375)
Purchases of property and equipment	(2,699,901)	(2,233,348)
Net cash used in investing activities	(2,849,652)	(2,244,723)
Cash flows from financing activities:
Borrowings under the Credit Facility	5,000,000	—
Proceeds from stock options exercised	56,034	2,215,315
Proceeds from warrants exercised	—	1,081,792
Net cash provided by financing activities	5,056,034	3,297,107

(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended October 31,
	2021	2020
Net decrease in cash, cash equivalents and restricted cash	$(1,247,551)	$(1,024,437)
Cash, cash equivalents and restricted cash at beginning of period	13,666,079	17,906,765
Cash, cash equivalents and restricted cash at end of period	$12,418,528	$16,882,328

Supplemental disclosure cash flow information:
Cash paid for interest	$98,904	$285,749
Cash paid for income taxes	$157,552	$38,608

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of Convertible Notes	$—	$10,000,000
Warrants issued as part of Credit Facility	$137,500	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	October 31, 2021	April 30, 2021
Cash and cash equivalents	$10,985,131	$12,472,082
Restricted cash	1,433,397	1,193,997
Total cash, cash equivalents and restricted cash	$12,418,528	$13,666,079

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
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
Since 1993, Aspen University has been nationally accredited by the Distance Education Accrediting Council (“DEAC”), an institutional accrediting agency recognized by the United States Department of Education (the “DOE”), through January 2024.
Since 2009, USU has been institutionally accredited by WASC Senior College and University Commission. (“WSCUC”).
Both universities are qualified to participate under the Higher Education Act of 1965, as amended (HEA) and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017.
COVID-19 Update
Nursing students represented 87% or 12,442 of the Company’s total student body of 14,318 students at the end of the second quarter of fiscal 2022. Of the 12,442 nursing students, 2,500 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,942 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN, MSN-FNP or DNP degree programs). Therefore, these 9,942 post-licensure nursing students represent 69% of the Company’s total student body and are the population of AGI students primarily affected by the COVID-19 pandemic.

Starting in the second half of June 2021 and continuing through October 2021, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs from June through October increased by approximately 3% year-over-year. By comparison, over the previous two full fiscal years (Fiscal Year 2021 and Fiscal Year 2020), course starts among RNs at Aspen University increased by an average of approximately 10% year-over-year.

In terms of new student enrollments, the Company saw enrollment growth on a quarterly sequential basis in all BSN Pre-Licensure metros as these prospective students continue to communicate a strong desire to enter the nursing profession. However, aggregate enrollments among RNs at both Aspen University and United States University were relatively flat on a quarterly sequential basis.

We cannot be certain what impact the Delta variant and other variants will have on the Company’s results as we progress through the second half of fiscal 2022.

Basis of Presentation
Interim Financial Statements

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2021 and 2020, our cash flows for the six months ended October 31, 2021 and 2020, and our financial position as of October 31, 2021 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
Restricted cash as of October 31, 2021 of $1,433,397 consists of $1,173,525 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.
Restricted cash as of April 30, 2021 of $1,193,997 consisted of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2021. As of October 31, 2021 and April 30, 2021, the Company maintained deposits exceeding federally insured limits by approximately $11,765,690 and $13,005,537, respectively, held in two separate institutions.
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
Revenue consists primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. (See Note 8) Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the tuition is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged.
Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options to purchase 992,050 and 1,214,473 shares of common stock, 899,103 and 549,972 restricted stock units ("RSUs"), warrants to purchase 449,174 and 374,174 shares of common stock, and unvested restricted stock of 8,224 and 8,224 were outstanding at October 31, 2021 and April 30, 2021, respectively.
All shares mentioned above were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants, RSUs and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
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
October 31, 2021
(Unaudited)

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
The Company has concluded that based on industry practices, the preferred presentation for cash received in advance for unearned tuition and stipends should be reclassified from "restricted cash" to "cash and cash equivalents." The cash balance of $3,958,793 for funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs at April 30, 2021, which was previously included in "restricted cash" in the accompanying consolidated balance sheet, was reclassified to "cash and cash equivalents" to align with the current year presentation. There is no impact to total current assets included in accompanying consolidated balance sheet at April 30, 2021. The restricted cash balance at April 30, 2021, now includes letters of credit and a compensating balance under a secured credit line of $1,193,997.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization.
When assets are disposed of before reaching the end of their useful lives both the recorded cost of the fixed asset and the corresponding amount of accumulated depreciation is reversed. Any remaining difference between the two is recognized as either other income or expense.
Software consisted of the following:

	October 31, 2021	April 30, 2021
Software	$9,386,352	$8,488,635
Accumulated amortization	(4,284,129)	(3,444,325)
Software, net	$5,102,223	$5,044,310
Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Depreciation and amortization expense:
Property and equipment, excluding software	$367,475	$164,204	$718,848	$327,774
Software	$428,143	$346,653	$839,804	$661,760
Note 4. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three and six months ended October 31, 2021 and 2020.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

Courseware and accreditation consisted of the following:

	October 31, 2021	April 30, 2021
Courseware	$557,973	$408,222
Accreditation	59,350	59,350
	617,323	467,572
Accumulated amortization	(317,409)	(280,276)
Courseware and accreditation, net	$299,914	$187,296
Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Amortization expense	$21,185	$10,516	$37,133	$22,463
Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”), which was then a related party and principal stockholder of the Company. As discussed in Note 11, the Company and Aspen University sued HEMG seeking to recover sums due under the agreements. Ultimately, the Company and Aspen University obtained a favorable default judgment, and as a result received a distribution from the bankruptcy trustee court of $498,120, which is included in "other (expense) income, net" in the accompanying unaudited consolidated statements of operations for the six months ended October 31, 2021. Due to the bankruptcy of HEMG, the Company also wrote off a net receivable of $45,329 in the same period.
Note 6. Long-term Debt
Credit Facility
On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provided for a $5,000,000 revolving credit facility (the “Credit Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement bear interest at 12% per annum. Interest payments are due monthly through the term of the Credit Facility.
On August 31, 2021, the Company extended the Credit Facility Agreement with the Foundation by one year from November 4, 2021 to November 4, 2022. In conjunction with the extension of the Facility, the Company drew down $5,000,000 of funds from the Facility at 12% interest per annum due November 4, 2022.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.89 per share. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The fair value of the warrants are treated as deferred financing costs in the accompanying consolidated balance sheets at October 31, 2021 to be amortized over the term of the Credit Facility. Total unamortized costs at October 31, 2021 were $117,857. See Note 7 for additional information related to these warrants.
At October 31, 2021 and April 30, 2021, there were $5,000,000 and no outstanding borrowings, respectively, under the Credit Facility.
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
October 31, 2021
(Unaudited)

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
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020. The fair value of the warrants along with the upfront Facility fee were treated as debt issue cost assets to be amortized over the term of the loan, as the facility has not been drawn on. As a result of the aforementioned note extension, the remainder of the unamortized costs of $9,722 were written off during the quarter ended October 31, 2021. Total unamortized costs at October 31, 2021 and April 30, 2021 were $0 and $18,056, respectively.
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

As of October 31, 2021 and April 30, 2021 there were 171,459 and 549,739 shares remaining available for future issuance under the 2012 and the 2018 Plans, respectively.

Restricted Stock
As of October 31, 2021, there were 8,224 unvested shares of restricted common stock outstanding. During the six months ended October 31, 2021, there were no new restricted stock grants, forfeitures, vested stock or expirations. Total unrecognized compensation expense related to the unvested shares as of October 31, 2021 was $7,018, and is expected to be recognized over a weighted-average period of approximately 0.17 years.

Restricted Stock Units
A summary of the Company’s RSU activity during the six months ended October 31, 2021 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Price
Unvested balance outstanding, April 30, 2021	549,972	$6.58
Granted	412,792	6.16
Forfeits	(28,841)	9.80
Vested	(34,820)	6.15
Expired	—	—
Unvested balance outstanding, October 31, 2021	899,103	$5.38

Of the 412,792 RSUs granted during the six months ended October 31, 2021, 410,000 RSUs correspond to executive compensation grants summarized below.

On August 16 2021, the Compensation Committee approved a 125,000 RSU grant to the Company’s newly hired Chief Financial Officer as part of the employment agreement. The grant has a grant date fair value of $725,000 based on a closing stock price of $5.80 per share. On August 12, 2021, the Compensation Committee approved individual grants of 80,000 RSUs

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

to the Company’s Chief Operating Officer and Chief Academic Officer. The grants have a total grant date fair value of $1.0 million based on a closing stock price of $6.48 per share.

The three executive grants discussed above are under the Company’s 2018 Equity Incentive Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The amortization expense related to these grants for the three months ended October 31, 2021 was $146,817 and is included in "general and administrative expense" in the accompanying consolidated statement of operations.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Equity Incentive Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. The Company expects this condition to be met in the fourth quarter of Fiscal 2022 and is amortizing the expense over one year through July 2022 (the filing date of the Form 10-K for Fiscal Year 2022). The Company will continue to assess the performance condition at each reporting period. If the RSUs do not vest within three years from the July 21, 2021 effective date, they will be forfeited. The amortization expense related to this grant for the three and six months ended October 31, 2021 was $72,813 and $218,438, respectively, which is included in general and administrative expense in the consolidated statements of operations.

The remaining 2,792 RSU grants during the six months ended October 31, 2021 were granted to employees and have a grant date fair value that ranges from $4.92 to $6.50 per share, or a total of $16,456, vesting annually over three years and subject to continued employment on each applicable vesting date.

Of the 899,103 unvested RSUs outstanding at October 31, 2021, there are 195,000 RSUs remaining from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to these transactions for the three and six months ended October 31, 2021 and 2020, was approximately $112,155 and $224,311, and $111,211 and $1.5 million, respectively, which is included in general and administrative expense in the consolidated statements of operations.
At October 31, 2021, total unrecognized compensation expense related to unvested RSUs is $4,839,604 and is expected to be recognized over a weighted-average period of approximately 1.57 years.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

A summary of the Company’s warrant activity during the six months ended October 31, 2021 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	374,174	$6.37	1.90	$—
Granted	75,000	$6.23	4.80	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, October 31, 2021	449,174	$6.35	1.96	$—

Exercisable, October 31, 2021	424,174	$6.31	1.80	$—

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants
$4.89	$4.89	50,000	$4.89	2.44	50,000
$5.85	$5.85	50,000	$5.85	4.84	50,000
$6.00	$6.00	100,000	$6.00	2.35	100,000
$6.87	$6.87	224,174	$6.87	0.73	224,174
$6.99	$6.99	25,000
		449,174			424,174

On August 31, 2021, the Compensation Committee approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the $5 million revolving line of credit. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $19,643 of amortization expense in connection with the fair value of the warrants for the three months ending October 31, 2021, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Compensation Committee approved warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized over the three year vesting period. The Company has recognized $7,000 and $9,333 of amortization expense in connection with the fair value of the warrants for the three and six months ending October 31, 2021, respectively, which is included in “general and administrative” expense in the accompanying consolidated statement of operations.
During the three months ended July 31, 2020, there was a warrant modification and acceleration charge of $25,966 related to the exercise of 192,049 warrants by the Leon and Toby Cooperman Family Foundation, which was included in “other (expense) income, net” in the accompanying consolidated statement of operations.
On April 10, 2019, the Company issued warrants to an advisory board member for services to purchase 50,000 shares of the Company's common stock with an exercise price of $4.89 per share. The warrants have an exercise period of five years from the April 10, 2019 issuance date and vest annually over a three year period. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $109,500 and is being amortized over

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

the three year vesting period. The Company has recognized $9,125 and $18,250 of amortization expense in connection with the fair value of the warrants for the three and six months ending October 31, 2021 and 2020, respectively, which is included in “general and administrative” expense in the accompanying consolidated statement of operations.
Stock Option Grants to Employees and Directors

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

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2021, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	1,214,473	$6.24	1.88	$204,719
Granted	—	—	—	—
Exercised	(216,752)	5.77	—	—
Forfeited	(4,419)	4.61	—	—
Expired	(1,252)	2.76	—	—
Balance Outstanding, October 31, 2021	992,050	$6.61	1.56	$172,313

Exercisable, October 31, 2021	928,457	$6.72	1.51	$161,584

Of the 216,752 options exercised for 46,908 common shares during the six months ended October 31, 2021, 200,000 were cashless options exercised by the Company’s Chief Operating Officer in September 2021. As part of this cashless transactions, 30,156 net shares were issued and 169,844 were retained by the Company.
During the three and six months ended October 31, 2021 and 2020, the Company received proceeds from the exercise of stock options for cash of $33,486 and $56,034 and $945,332 and $2,215,315, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$3.82	179,264	$3.81	0.78	166,597
$4.50 to $5.20	$4.94	153,944	$5.00	1.99	111,019
$5.95 to $6.28	$5.95	28,000	$5.95	0.81	28,000
$7.17 to $7.55	$7.45	473,093	$7.46	1.82	465,092
$8.57 to $9.07	$8.98	157,749	$8.98	1.18	157,749
		992,050			928,457
As of October 31, 2021, there was approximately $28,670 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 0.92 year.

Stock-based compensation related stock options, RSUs and restricted stock

For the three and six months ended October 31, 2021, the Company recorded stock-based compensation expense of $722,158 and $1,264,870, respectively, which consisted of: $23,504 and $108,912, $688,129 and $1,134,906 and $10,525 and $21,052, respectively, in connection with stock options, RSUs and restricted stock, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

For the three and six months ended October 31, 2020, the Company recorded stock-based compensation expense of $1,831,548 and $2,318,658, respectively, which consisted of: $142,397 and $311,131, $1,678,622 and $1,986,474 and $10,529 and $21,053, respectively, in connection with stock options, RSUs and restricted stock, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

Treasury Stock

As of both October 31, 2021 and April 30, 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The value of these shares is approximately $1.8 million and represents the fair market value of shares surrendered as of the date of each applicable exercise date.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

The following table represents our revenue disaggregated by the nature and timing of services:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Tuition - recognized over period of instruction	$16,632,114	$14,974,682	$33,753,794	$28,341,990
Course fees - recognized over period of instruction	1,982,771	1,786,364	3,986,111	3,386,057
Book fees - recognized at a point in time	15,018	46,037	42,777	85,175
Exam fees - recognized at a point in time	194,371	78,900	390,413	149,555
Service fees - recognized at a point in time	115,937	85,062	198,111	173,830
	$18,940,211	$16,971,045	$38,371,206	$32,136,607
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of April 30, 2021 was $6,825,014. During the six months ended October 31, 2021, the Company recognized $5,407,735 of revenue that was included in the deferred revenue balance as of April 30, 2021.
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
The Company had revenue from students outside the United States totaling approximately 1% of consolidated revenue for each of the three and six months ended October 31, 2021 and 2020.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

Note 9. Leases
We determine if a contract contains a lease at inception. We have entered into operating leases totaling approximately 174,528 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville and New Brunswick Province in Canada. These leases expire at various dates through April 2031, the majority contain annual base rent escalation clauses. Most of these leases include options to terminate for a fee or extend for additional five-year periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have any financing leases.

As of October 31, 2021, our longer term operating leases are located in Tampa, Phoenix, Austin, and Nashville and are set to expire in seven to ten years. These leases make up 95% of the total future minimum lease payments.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheet at October 31, 2021 and April 30, 2021. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the right of use assets. Incentives such as tenant improvement allowances are amortized as leasehold-improvements, separately, over the life of the lease term. For the three and six months ended October 31, 2021 and 2020, the amortization expense for these tenant improvement allowances was $152,499 and $0 and $302,887 and $0, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended October 31, 2021 and 2020 was $916,435 and $664,415 and $1,853,172 and $1,061,653, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
ROU assets are summarized below:

	October 31, 2021	April 30, 2021
ROU assets - Operating facility leases	$15,958,721	$14,308,296
Less: accumulated reduction	(2,448,065)	(1,593,433)
Total ROU assets	$13,510,656	$12,714,863

Operating lease obligations, related to the ROU assets are summarized below:

	October 31, 2021	April 30, 2021
Total lease liabilities	$22,436,658	$19,946,229
Reduction of lease liabilities	(2,558,744)	(1,617,600)
Total operating lease obligations	$19,877,914	$18,328,629

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2021 (a) (by fiscal year) .

Maturity of Lease Obligations	Lease Payments
2022 (remaining)	$2,179,605
2023	4,142,637
2024	4,018,977
2025	3,802,959
2026	3,908,722
Thereafter	11,963,225
Total future minimum lease payments	30,016,125
Less: imputed interest	(10,138,211)
Present value of operating lease liabilities	$19,877,914
_____________________
(a) Lease payments exclude $3.7 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in a Tier 1 metropolitan area lease signed but not yet commenced.

Balance Sheet Classification	October 31, 2021	April 30, 2021
Operating lease obligations, current portion	$2,145,431	$2,029,821
Operating lease obligations, less current portion	17,732,483	16,298,808
Total operating lease liabilities	$19,877,914	$18,328,629

Other Information	October 31, 2021
Weighted average remaining lease term (in years)	7.29
Weighted average discount rate	12%

Note 10. Income Taxes
The Company determined that it has a permanent establishment in Canada, as defined by article V(2)(c) of the Convention between Canada and the United States of America with Respect to Taxes on Income and on Capital (the “Treaty”), which would be subject to Canadian taxation as levied under the Income Tax Act. The Company has filed Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years during which a permanent establishment may have been in place. As of October 31, 2021, the CRA has not yet responded to the voluntary disclosure. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for the 2022 and future taxation years.
As of October 31, 2021, the Company recorded a reserve of approximately $150,000 for the estimate of a multi-year foreign income tax liability.
Note 11. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 31, 2021, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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
On July 21, 2021, the bankruptcy trustee paid the Company $498,120 based on assets available in the trust, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329, described in Note 5, at July 31, 2021. No further assets are available for distribution. At some point, the New York state court litigation may resume.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Unaudited)

Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by its students under programs authorized by Title IV of the HEA, which are administered by the US Department of Education. When students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2021, 44.72% of Aspen University’s and 33.81% for United States University's cash-basis revenue for eligible tuition and fees were derived from Title IV Programs.
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
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE reduced USU's existing letter of credit by $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU currently maintains a letter of credit of $9,872 at October 31, 2021.

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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three and six months ended October 31, 2021 and 2020.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and six months ended October 31, 2021 and 2020.
•Adjusted EBITDA Margin - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and six months ended October 31, 2021 and 2020.

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
USU began offering monthly payment plans in the summer of 2017. Today, monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the MSN-FNP program ($375/month).
Since 1993, Aspen University has been nationally accredited by the DEAC, a national accrediting agency recognized by the Department of Education and the Council for Higher Education Accreditation. On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.
Since 2009, USU has been regionally accredited by WSCUC.
Both universities are qualified to participate under the Higher Education Act and the Federal student financial assistance programs (Title IV, HEA programs).
AGI Student Population Overview
AGI’s overall active degree-seeking student body (includes both Aspen University and USU) grew 8% year-over-year to 14,318 as of October 31, 2021 from 13,238 as of October 31, 2020 and students seeking nursing degrees were 12,442 or 87% of total active students at both universities. Of the 12,442 students seeking nursing degrees, 9,942 are Registered Nurses (RNs) studying to earn an advanced degree, including 7,031 at Aspen University and 2,911 at USU, while the remaining 2,500 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros.
The chart below shows five quarters of active student body results. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the second quarter of fiscal year 2022 or are registered for an upcoming course.

AGI New Student Enrollments

New student enrollments at AU grew sequentially by 9% primarily as a result of rising enrollments in the three new pre-licensure metros (Austin, Nashville and Tampa). AU year-over-year new enrollments were down 13% as a result of the planned reduction of BSN Pre-Licensure enrollments in the Phoenix metro year-over-year and the impact of COVID-19 (specifically the effect the Delta variant surge has had among prospective RN students starting in June 2021). New student enrollments at USU decreased by 7% sequentially and 3% year-over-year, from 649 a year ago to 630. New RN student enrollments at USU were similarly impacted by COVID-19.

On a Company-wide basis, new student enrollments increased sequentially from 2,276 to 2,380 or 5%, primarily as a result of sequential enrollment growth in the three new pre-licensure metros. On a year-over-year basis, new student enrollments for the Company were down 10% due to the planned enrollment reduction in the Phoenix pre-licensure metro and the COVID-19 impact.

New student enrollments for the past five quarters are shown below:

	Q2'21	Q3'21	Q4'21	Q1'22	Q2'22
Aspen University	2,010	1,593	1,593	1,601	1,750
USU	649	536	589	675	630
Total	2,659	2,129	2,182	2,276	2,380

Bookings Analysis and ARPU
On a year-over-year basis, Q2 Fiscal 2022 Bookings decreased 11%, to $37.4 million from $42.1 million in the prior year. As previously discussed, the proactive Phoenix pre-licensure enrollment reduction and recent COVID surge caused Bookings to decrease year-over-year.

	Second Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	Q2'21 Enrollments	Q2'21 Bookings [1]	Q2'22 Enrollments	Q2'22 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	2,010	$30,514,200	1,750	$26,134,500
USU	649	$11,565,180	630	$11,226,600
Total	2,659	$42,079,380	2,380	$37,361,100	(11)%
ARPU		$15,825		$15,698	(1)%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.

During the Q2 Fiscal 2022, the Company continued to focus its growth capital almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs.
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
Aspen University offers a Bachelor of Science in Nursing Pre-Licensure degree program (the “BSN Pre-Licensure Program”). This innovative hybrid (online/on-campus) program allows most of the credits to be completed online (83 of 120 credits or 69%), with pricing offered at current low tuition rates of $150/credit hour for online general education courses, $325/credit hour for online core nursing courses, and $495 for core clinical and clinical lab courses. For students with no prior college credits, the total cost of attendance is less than $50,000.
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
Nashville, TN
On March 8, 2021, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure campus location in Nashville, Tennessee, with permission to commence marketing and begin to enroll first-year PPN students effective immediately. Aspen University's initial PPN nursing student enrollments began on the April 27, 2021 semester start date.
USU Master of Science in Nursing-Family Nurse Practitioner (MSN-FNP)
USU offers a number of nursing degree programs and other degree programs in health sciences, business & technology and education. Its primary enrollment program is its MSN-FNP which is designed for BSN-prepared registered nurses who are seeking a Nurse Practitioner license. The MSN-FNP is an online-hybrid 48-credit degree program with 100% of the curriculum online, including the curricular component to complete 540 clinical and 32 lab hours.
While MSN-FNP lab hours have been done at USU’s San Diego facility through the end of calendar 2020, the rapid growth of the MSN-FNP program has caused AGI to open two additional immersion locations in 2021. Specifically, the Company built-out an additional suite on the ground floor of our main facility in Phoenix (by the airport). Consequently, students now have the option to attend their weekend immersions at three different metro locations: San Diego, Phoenix and Tampa.
Accounts Receivable - Monthly Payment Plan ("MPP")

The Company offers several payment options to its students including monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At October 31, 2021, Gross MPP accounts receivable was 86% of total gross accounts receivable. Of the Gross MPP accounts receivable, 50% was generated at each AU and USU.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $10,249,833 at April 30, 2021 to $12,663,815 at October 31, 2021. These are MPP students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months; therefore, most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, they transition to long-term accounts receivable. This is the primary factor that has driven an increase in long-term accounts receivable.
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

COVID-19 Update

Nursing students represented 87% or 12,442 of the Company’s total student body of 14,318 students at the end of the second quarter of fiscal 2022. Of the 12,442 nursing students, 2,500 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,942 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN, MSN-FNP or DNP degree programs). Therefore. these 9,942 post-licensure nursing students represent 69% of the Company’s total student body and are the population of AGI students primarily affected by the COVID-19 pandemic.

Starting in the second half of June 2021 and continuing through October 2021, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs from June through October increased by approximately 3% year-over-year. By comparison, over the previous two full fiscal years (Fiscal year 2021 and Fiscal Year 2020), course starts among RNs at Aspen University increased by an average of approximately 10% year-over-year.

In terms of new student enrollments, the Company saw enrollment growth on a quarterly sequential basis in all BSN Pre-Licensure metros as these prospective students continue to communicate a strong desire to enter the nursing profession. However, aggregate enrollments among RNs at both Aspen University and United States University were relatively flat on a quarterly sequential basis.

We cannot be certain what impact the Delta variant and other variants will have on the Company’s results as we progress through the second half of fiscal 2022.

Although COVID has had an impact on the Company’s short-term growth rate, we continue to execute the Aspen 2.0 business plan, which decreases advertising spend on our lower efficiency unit and shifts that spend to the higher efficiency business units. Aspen 2.0 is designed to support growth in our new pre-licensure metros and the USU Master of Nursing-Family Nurse Practitioner (“FNP”) program and was intended to allow us to achieve profitability by the end of fiscal 2022. Notwithstanding the impact of Covid headwinds in the current quarter, the Company continues to pursue its goal of break even on a GAAP basis for the fourth quarter.
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended October 31, 2021 (“Q2 Fiscal 2022”) compared to the three months ended October 31, 2020 (“Q2 Fiscal 2021”), and for the six months ended October 31, 2021 (“1H Fiscal 2022”) compared to the six months ended October 31, 2020 (“1H Fiscal 2021”)
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	26%	22%	24%	21%
Marketing and promotional costs	21%	21%	21%	20%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	46%	43%	45%	41%
General and administrative	61%	66%	59%	62%
Bad debt expense	2%	4%	2%	3%
Depreciation and amortization	4%	3%	4%	3%
Total operating expenses	114%	116%	110%	110%

Operating loss	(14)%	(16)%	(10)%	(10)%

Other income (expense):
Interest expense	(1)%	(9)%	—%	(6)%
Other (expense) income, net	—%	—%	1%	—%
Total other (expense) income, net	(1)%	(9)%	1%	(7)%

Loss before income taxes	(15)%	(26)%	(9)%	(16)%

Income tax expense	—%	—%	—%	—%

Net loss	(15)%	(26)%	(10)%	(17)%

Revenue

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
AU	$12,758,851	$705,141	6%	$12,053,710	$26,008,502	$3,234,150	14%	$22,774,352
USU	6,181,360	1,264,025	26%	4,917,335	12,362,704	3,000,449	32%	9,362,255
Revenue	$18,940,211	$1,969,166	12%	$16,971,045	$38,371,206	$6,234,599	19%	$32,136,607
Q2 Fiscal 2022 compared to Q2 Fiscal 2021
AU revenue increased 6% in Q2 Fiscal 2022 compared to Q2 Fiscal 2021 due primarily to Aspen’s BSN Pre-Licensure program, the AU degree program with the highest LTV.
USU revenue increased 26% in Q2 Fiscal 2022 compared to Q2 Fiscal 2021 due primarily to USU's MSN-FNP program, the USU degree program with the highest LTV.
The Company expects the majority of its revenue growth in future periods to be derived from these two degree programs as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
1H Fiscal 2022 compared to 1H Fiscal 2021
AU and USU revenue increased 14% and 32% in 1H Fiscal 2022 compared to 1H Fiscal 2021, respectively, primarily due to the factors described above in the three month discussion.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$8,789,201	$1,464,421	20%	$7,324,780	$17,382,769	$4,210,466	32%	$13,172,303
Q2 Fiscal 2022 compared to Q2 Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for Q2 Fiscal 2022 increased to $4,836,461 or 26% of revenue from $3,726,248 or 22% of revenue for Q2 Fiscal 2021, an increase of $1,110,213 or 30%.
AU instructional costs and services was 26% and 20% of AU revenue for Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased due primarily to an increase in faculty compensation costs related to the faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin, Tampa and Nashville, and increases in books and other educational materials.
USU instructional costs and services was 25% and 26% of USU revenue for Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively.
Marketing and Promotional
Consolidated marketing and promotional costs for Q2 Fiscal 2022 were $3,952,740 or 21% of revenue compared to $3,598,532 or 21% of revenue for Q2 Fiscal 2021, an increase of $354,208 or 10%. Consolidated marketing and promotional costs remained at 21% of revenue in Q2 Fiscal 2022 and Q2 Fiscal 2021.
AU marketing and promotional costs represented 20% of AU revenue for both Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively.
USU marketing and promotional costs was 16% and 18% of USU revenue for Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively.

Corporate marketing costs were $342,719 for Q2 Fiscal 2022 compared to $274,552 for Q2 Fiscal 2021, an increase of $68,167 or 25%.
1H Fiscal 2022 compared to 1H Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for 1H Fiscal 2022 increased to $9,336,474 or 24% of revenue from $6,782,961 or 21% of revenue for 1H Fiscal 2021, an increase of $2,553,513 or 38%.
AU instructional costs and services were 24% and 20% of AU revenue for 1H Fiscal 2022 and 1H Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased primarily due to the factors described above in the three month discussion.
USU instructional costs and services was 24% of USU revenue for both 1H Fiscal 2022 and 1H Fiscal 2021.
Marketing and Promotional
Consolidated marketing and promotional costs for 1H Fiscal 2022 were $8,046,295 or 21% of revenue compared to $6,389,342 or 20% of revenue for 1H Fiscal 2021, an increase of $1,656,953 or 26%.
AU marketing and promotional represented 21% and 19% of AU revenue for 1H Fiscal 2022 and 1H Fiscal 2021, respectively. As a percentage of revenue, marketing and promotional costs increased due primarily to the planned advertising spending increase throughout Fiscal Year 2022, targeted primarily to our highest LTV program. The majority of the year-over-year advertising spending increase is directed to the new pre-licensure metro locations: Austin, Nashville and Tampa.
USU marketing and promotional costs was 16% of USU revenue for both 1H Fiscal 2022 and 1H Fiscal 2021.
Corporate marketing and promotional costs was $666,984 in 1H Fiscal 2022 compared to $507,403 in 1H Fiscal 2021, an increase of $159,581or 31%, due primarily to the factor described above in the three month discussion.
General and administrative

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
General and administrative	$11,641,312	$356,157	3%	$11,285,155	$22,587,789	$2,508,878	12%	$20,078,911
Q2 Fiscal 2022 compared to Q2 Fiscal 2021

AU general and administrative expense was 36% and 32% of AU revenue for Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense increased due primarily to increases in compensation, facilities and professional fees related to new campus openings, partially offset by a decrease in merchant fees.

USU general and administrative costs was 41% and 43% of USU revenue for Q2 Fiscal 2022 and Q2 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense decreased due primarily to a decrease in compensation, partially offset by an increase in facilities costs.

Corporate general and administrative costs was $4.5 million in Q2 Fiscal 2022 and $5.3 million in Q2 Fiscal 2021, a decrease of $0.8 million, or 15%. The decrease was primarily due to decreases in compensation and other employee-related costs, merchant fees and taxes, partially offset by increases in professional fees and travel expense.
1H Fiscal 2022 compared to 1H Fiscal 2021

AU general and administrative expense was 35% and 32% of Aspen University revenue for 1H Fiscal 2022 and 1H Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense increased due primarily to the factors described above in the three month discussion.

USU general and administrative expense was 40% and 42% of USU revenue for 1H Fiscal 2022 and 1H Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense decreased due primarily to the factor described above in the three month discussion.

Corporate general and administrative expense was $8.6 million in 1H Fiscal 2022 and $8.8 million 1H Fiscal 2021, a decrease of $0.2 million, or 2%. The decrease was primarily due to the factors described above in the three month discussion, and increases in insurance expense, which includes the annual renewal period.
Bad debt expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Bad debt expense	$350,000	$(282,000)	(45)%	$632,000	$700,000	$(332,000)	(32)%	$1,032,000
For both the three and six months ended October 31, 2021 compared to the three and six months ended October 31, 2020, bad debt expense decreased as a percentage of total revenue. Based on our review of accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly. At AU and USU, approximately $230,000 and $30,000 of student accounts receivable were written off against the accounts receivable allowance during 1H Fiscal 2022.

Depreciation and amortization

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Depreciation and amortization	$817,234	$290,877	55%	$526,357	$1,596,643	$579,662	57%	$1,016,981

For both the three and six months ended October 31, 2021, the increase in depreciation is primarily due to investments in new campuses, including capital expenditures of leasehold improvements and computer equipment, and an increase in amortization of internally developed capitalized software placed into service to support the Company's services and the opening of new campuses, partially offset by a decrease of fully depreciated assets.
Other (expense) income, net

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Other (expense) income, net	$(188,822)	$1,347,926	(88)%	$(1,536,748)	$329,759	$2,445,262	NM	$(2,115,503)
________________________________
NM - Not meaningful
Q2 Fiscal 2022 compared to Q2 Fiscal 2021
Other expense, net in Q2 Fiscal 2022 of $188,822 primarily includes interest expense related to the $5 million Credit Facility borrowings on August 31, 2021.

Other expense, net in Q2 Fiscal 2021 of $1,536,748 primarily includes interest expense of (i) $1.4 million related to the accelerated amortization expense related to the conversion of the Convertible Notes which occurred on September 14, 2020 and (ii) $111,507 on the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Credit Facility.
1H Fiscal 2022 compared to 1H Fiscal 2021
Other income, net in 1H Fiscal 2022 of $329,759 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation; partially offset by interest expense of $25,000 related to the 2% commitment fee on the undrawn portion of the $5 million Revolving Credit Facility payable quarterly through August 31, 2021 and interest expense related to the $5 million Credit Facility borrowings on August 31, 2021.

Other expense, net in 1H Fiscal 2021 of $2,115,503 primarily includes: interest expense of (i) a non-cash charge of $1.4 million of accelerated amortization expense related to the conversion of the Convertible Notes which occurred on September 14, 2020 and (ii) $0.5 million for the Convertible Notes issued on January 22, 2020 as well as the commitment fee on the Credit Facility; as well as an adjustment of $0.3 million related to the previously reported earned revenue fee calculation deemed immaterial to our Fiscal 2019 revenue and a non-cash modification and accelerated amortization charges of $0.2 million related to the exercise of the 2018 and 2019 Cooperman Warrants on June 5, 2020; partially offset by $0.3 million of other income.
Income tax expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
Income tax expense	$5,900	$(30,630)	(84)%	$36,530	$156,910	$122,280	353%	$34,630
Income tax expense in 1H Fiscal 2022 includes a reserve of approximately $150,000 for the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. In Q1 Fiscal 2022, the Company filed multi-year Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA").
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

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(2,852,258)	$(4,370,525)	$(3,723,146)	$(5,313,721)
Interest expense, net	138,064	1,529,517	170,196	1,984,740
Taxes	5,900	36,530	156,910	34,630
Depreciation and amortization	817,234	526,357	1,596,643	1,016,981
EBITDA	(1,891,060)	(2,278,121)	(1,799,397)	(2,277,370)
Bad debt expense	350,000	632,000	700,000	1,032,000
Stock-based compensation	722,158	1,831,548	1,264,870	2,318,658
Non-recurring charges - Severance	—	—	19,665	44,000
Non-recurring (income) charges - Other	103,754	—	(394,366)	375,437
Adjusted EBITDA	$(715,148)	$185,427	$(209,228)	$1,492,725
Net loss Margin	(15)%	(26)%	(10)%	(17)%
Adjusted EBITDA Margin	(4)%	1%	(1)%	5%
In 1H Fiscal 2022, non-recurring income of $394,366 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation, which is included in "other (expense) income, net."
In 1H Fiscal 2021, stock based compensation expense of $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and $375,437 of non-recurring charges in Q1 Fiscal 2021. EBITDA in Q2 Fiscal 2021 includes $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020 (included in "Interest expense, net"). An additional non-recurring item in Q1 Fiscal 2021 of $123,947 (included in "Interest expense, net"), which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
The following tables present a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin by subsidiary:
Q2 Fiscal 2022 compared to Q2 Fiscal 2021

	Three Months Ended October 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,852,258)	$(5,059,164)	$1,329,813	$877,093
Interest expense, net	138,064	139,239	(739)	(436)
Taxes	5,900	1,249	3,400	1,251
Depreciation and amortization	817,234	38,141	681,107	97,986
EBITDA	(1,891,060)	(4,880,535)	2,013,581	975,894
Bad debt expense	350,000	—	250,000	100,000
Stock-based compensation	722,158	672,967	23,298	25,893
Non-recurring charges - Severance	—	—	—	—
Non-recurring income - Other	103,754	58,325	45,429	—
Adjusted EBITDA	$(715,148)	$(4,149,243)	$2,332,308	$1,101,787
Net income (loss) Margin	(15)%	NM	10%	14%
Adjusted EBITDA Margin	(4)%	NM	18%	18%
________________________________
NM - Not meaningful

	Three Months Ended October 31, 2020
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(4,370,525)	$(7,136,251)	$2,207,770	$557,956
Interest expense, net	1,529,517	1,529,519	—	(2)
Taxes	36,530	12,550	23,780	200
Depreciation and amortization	526,357	13,391	481,673	31,293
EBITDA	(2,278,121)	(5,580,791)	2,713,223	589,447
Bad debt expense	632,000	—	572,000	60,000
Stock-based compensation	1,831,548	1,684,400	86,317	60,831
Non-recurring charges - Severance	—	—	—	—
Non-recurring charges - Other	—	—	—	—
Adjusted EBITDA	$185,427	$(3,896,391)	$3,371,540	$710,278
Net income (loss) Margin	(26)%	NM	18%	11%
Adjusted EBITDA Margin	1%	NM	28%	14%

Adjusted EBITDA margin decreased to (4)% in Q2 Fiscal 2022 from 1% in Q2 Fiscal 2021, due primarily to an increase in an increase in faculty compensation costs related to the faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin and Tampa, and increases in books and other educational materials and facilities costs related to the opening of new campus locations. Additionally, our strategic shift in marketing spend and the impact of COVID-19 impacted enrollments in our AU Online business unit, which contributed to the decrease in Adjusted EBITDA margin.
1H Fiscal 2022 compared to 1H Fiscal 2021

	Six Months Ended October 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(3,723,146)	$(9,517,700)	$3,664,270	$2,130,284
Interest expense, net	170,196	172,511	(1,739)	(576)
Taxes	156,910	2,412	153,207	1,291
Depreciation and amortization	1,596,643	69,184	1,344,800	182,659
EBITDA	(1,799,397)	(9,273,593)	5,160,538	2,313,658
Bad debt expense	700,000	—	500,000	200,000
Stock-based compensation	1,264,870	1,116,246	92,893	55,731
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring income - Other	(394,366)	58,325	(452,691)	—
Adjusted EBITDA	$(209,228)	$(8,099,022)	$5,300,740	$2,589,054
Net income (loss) Margin	(10)%	NM	14%	17%
Adjusted EBITDA Margin	(1)%	NM	20%	21%

	Six Months Ended October 31, 2020
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(5,313,721)	$(11,391,986)	$4,517,533	$1,560,732
Interest expense, net	1,984,740	1,984,742	—	(2)
Taxes	34,630	10,650	23,780	200
Depreciation and amortization	1,016,981	26,483	931,727	58,771
EBITDA	(2,277,370)	(9,370,111)	5,473,040	1,619,701
Bad debt expense	1,032,000	—	912,000	120,000
Stock-based compensation	2,318,658	2,076,443	147,634	94,581
Non-recurring charges - Severance	44,000	44,000	—	—
Non-recurring charges - Other	375,437	375,437	—	—
Adjusted EBITDA	$1,492,725	$(6,874,231)	$6,532,674	$1,834,282
Net income (loss) Margin	(17)%	NM	20%	17%
Adjusted EBITDA Margin	5%	NM	29%	20%
Adjusted EBITDA margin decreased to (1)% in 1H Fiscal 2022 from 5% in 1H Fiscal 2021, due primarily to the factors described above in the three months discussion.
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue	$18,940,211	$16,971,045	$38,371,206	$32,136,607
Cost of Revenue	8,789,201	7,324,780	17,382,769	13,172,303
Adjusted Gross Profit	10,151,010	9,646,265	20,988,437	18,964,304
Less amortization expense included in cost of revenue:
Intangible asset amortization	27,496	10,516	37,988	22,463
Call center software/website amortization	432,392	346,653	836,143	661,760
Total amortization expense included in cost of revenue	459,888	357,169	874,131	684,223
GAAP Gross Profit	$9,691,122	$9,289,096	$20,114,306	$18,280,081

GAAP Gross Profit as a percentage of revenue	51%	55%	52%	57%
Adjusted Gross Profit as a percentage of revenue	54%	57%	55%	59%
Q2 Fiscal 2022 compared to Q2 Fiscal 2021

Adjusted gross profit as a percentage of revenue decreased due primarily to a more than anticipated decrease in class starts year-over-year in the pre-licensure program due to the effects of the COVID surge and additional full-time faculty staffing in the USU MSN-FNP program and faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin, Tampa and Nashville; and planned advertising spending increase throughout Fiscal Year 2022, targeted primarily to our highest LTV programs. The majority of the advertising spending increase is directed to the new pre-licensure metro locations: Austin, Nashville and Tampa, as well as USU's MSN-FNP program.
Aspen University GAAP Gross Profit represented 50% of Aspen University revenue for Q2 Fiscal Year 2022, and USU GAAP Gross Profit represented 58% of USU revenue for Q2 Fiscal Year 2022.
1H Fiscal 2022 compared to 1H Fiscal 2021

Adjusted gross profit as a percentage of revenue decreased due primarily to the factors described above in the three months discussion.
Aspen University GAAP Gross Profit represented 52% of Aspen University revenue for 1H Fiscal Year 2022, and USU GAAP Gross Profit represented 59% of USU revenue for 1H Fiscal Year 2022.
Liquidity and Capital Resources
Long-term Debt
For a detailed description of long-term debt, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

Cash flow information

A summary of the Company's cash flows is as follows:

	Six Months Ended October 31,
	2021	2020
Net cash (used in) provided by
Operating activities	$(3,453,933)	$(2,076,821)
Investing activities	(2,849,652)	(2,244,723)
Financing activities	5,056,034	3,297,107
Net decrease in cash	$(1,247,551)	$(1,024,437)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended October 31, 2021 consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation, bad debt expense, depreciation and amortization expense, amortization of debt issue costs and deferred financing costs, warrants issued for services and other adjustments such as tenant improvement allowances received from landlords.
Adjustments to net loss consist primarily of depreciation and amortization expense of $1,596,643, stock-based compensation of $1,264,870, bad debt expense of $700,000, tenant improvement allowances received from landlords of $816,591, amortization of warrant based cost of $27,583, amortization of deferred financing costs of $19,643 and debt issue costs of $18,056. The increase from changes in working capital primarily consists of increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $7,699,220, prepaid expenses of $520,685 and a decrease in accrued expenses of $268,088, partially offset by increases in deferred revenue of $3.4 million, accounts payable of $636,136 and due to students of $472,159. The increase in accounts receivable is primarily attributed to the growth in revenue from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. The increase in deferred revenue is due primarily to timing of billings for class starts and higher revenue.
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
Net cash used in operations for the six months ended October 31, 2020 consist primarily of stock-based compensation of $2,318,658, amortization of debt discounts of $1,550,854, bad debt expense of $1,032,000 and depreciation and amortization expense of $1,016,981. The increase from changes in working capital primarily consists of an increase in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $8,246,180, partially offset by an increase in deferred revenue of $4,915,504 and accrued expenses of $1,282,983. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class start near the end of Q2 Fiscal 2021. The increase in deferred revenue is due primarily to timing of billings for class start near the end of Q2 Fiscal 2021 and higher revenue. The increase in accrued expenses is due primarily to accrual of executive bonus for Fiscal 2021, accrued payroll due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and an increase in accrued marketing due to timing.

Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended October 31, 2021 includes purchases of property and equipment of $2.7 million primarily due to investments in leasehold improvements, computer equipment and hardware and Company developed software. Purchases of courseware and accreditation were $0.1 million. A significant portion cash used for investing activities relates to the opening of new campus locations.
Net cash used in investing activities for the six months ended October 31, 2020 includes purchases of property and equipment of $2,233,348 primarily due to investments in computer equipment and hardware, Company developed software and new campuses; and purchases of courseware and accreditation of $11,375.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended October 31, 2021 includes proceeds of $5,000,000 from borrowings under the Credit Facility and proceeds from stock options exercised of $56,034.
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
At October 31, 2021 and April 30, 2021, there were $5,000,000 and no outstanding borrowings, respectively, under the Credit Facility.
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
The Company expects that its existing cash resources will be sufficient to fund its working capital, including capital expenditures, investing and other needs for the next 12 months.
Critical Accounting Policies and Estimates
At October 31, 2021, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and listed here below:
•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation

Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of October 31, 2021.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our goal of achieving positive GAAP net income by Q4 of the fiscal year 2022, our focusing of advertising spend on the highest LTV units, the anticipated impact of this plan on our future operating results, liquidity and growth, the expected growth in our highest efficiency businesses, our estimates concerning LTV, bookings and ARPU, our expectations regarding accounts receivable, the expected continued revenue growth in Aspen University’s BSN Pre-Licensure and USU’s MSN-FNP programs, the impact of COVID-19 on class starts and enrollments, our anticipated working capital trends, the intended use of proceeds from the drawdown under the revolving credit facility, our expected capital expenditures related to new campus openings and letters of credit and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, our ability to successfully implement the fiscal year 2022 business plan and the accuracy of the assumptions used in estimating the results of such implementation, the continued high demand for nurses, the continued effectiveness of our marketing efforts, the effectiveness of our collection efforts and process improvements, our ability to obtain the necessary regulatory approvals to launch our future campuses in a timely fashion or at all, national and local economic factors including the substantial impact of the COVID-19 on nurses and the economy, competition from nursing schools in local markets, the competitive impact from the trend of major non-profit universities using online education, unfavorable regulatory changes, rising acquisition costs and potential loss of employees as a result of COVID-19 vaccine mandate. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

The OSHA directive concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. Effective November 5, 2021, the Occupational Health and Safety Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard (ETS) which would require employers with 100 or more employees, by January 4, 2022, to require their workers either to be fully vaccinated (or at least have received a final dose of a primary vaccine series) or to test weekly for COVID-19. However, a federal district court has issued a nationwide preliminary injunction prohibiting the U.S. government from enforcing the ETS mandate. It is currently not possible to predict with certainty the exact impact the ETS would have on us in the event the injunction is lifted. As a company with more than 100 employees, in the event the injunction is lifted, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing. This may result in employee attrition, which could be material as a substantial number of our employees are based in Arizona where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed ETS when implemented could have a material adverse effect on our business and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Warrant dated July 21, 2021	10-Q	9/14/21	10.1
10.2	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/21	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aspen Group, Inc.

December 14, 2021	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

December 14, 2021	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)

December 14, 2021	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)