Form 10-Q
period 2022-01-31
ASPEN GROUP, INC.
filed 2022-03-15
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of March 11, 2022
Common Stock, $0.001 par value per share	25,190,410 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,969,286	$12,472,082
Restricted cash	1,433,397	1,193,997
Accounts receivable, net of allowance of $3,381,204 and $3,289,816, respectively	19,635,715	16,724,744
Prepaid expenses	1,375,628	1,077,831
Other current assets	31,032	68,529
Total current assets	28,445,058	31,537,183

Property and equipment:
Computer equipment and hardware	1,486,201	956,463
Furniture and fixtures	2,153,124	1,705,101
Leasehold improvements	7,179,896	5,729,324
Instructional equipment	656,409	421,039
Software	9,829,329	8,488,635
Construction in progress	900	247,767
	21,305,859	17,548,329
Less: accumulated depreciation and amortization	(7,533,571)	(4,892,987)
Total property and equipment, net	13,772,288	12,655,342
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,907,075	7,908,360
Courseware, net	289,680	187,296
Accounts receivable, net of allowance of $— and $625,963, respectively	—	45,329
Long-term contractual accounts receivable	12,701,452	10,249,833
Deferred financing costs	88,393	18,056
Operating lease right of use assets, net	13,090,470	12,714,863
Deposits and other assets	523,898	479,212
Total assets	$81,829,746	$80,806,906
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31, 2022	April 30, 2021
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$1,806,656	$1,466,488
Accrued expenses	2,079,249	2,040,896
Deferred revenue	6,182,781	6,825,014
Due to students	3,229,516	2,747,484
Operating lease obligations, current portion	2,106,981	2,029,821
Credit Facility	5,000,000	—
Other current liabilities	136,027	307,921
Total current liabilities	20,541,210	15,417,624

Operating lease obligations, less current portion	17,317,396	16,298,808
Total liabilities	37,858,606	31,716,432

Commitments and contingencies – see Note 11

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at January 31, 2022 and April 30, 2021	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized,
25,228,580 issued and 25,073,094 outstanding at January 31, 2022
25,066,297 issued and 24,910,811 outstanding at April 30, 2021	25,229	25,067
Additional paid-in capital	111,378,471	109,040,824
Treasury stock (155,486 at both January 31, 2022 and April 30, 2021)	(1,817,414)	(1,817,414)
Accumulated deficit	(65,615,146)	(58,158,003)
Total stockholders’ equity	43,971,140	49,090,474
Total liabilities and stockholders’ equity	$81,829,746	$80,806,906

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue	$18,944,798	$16,624,837	$57,316,004	$48,761,444

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,275,419	7,559,951	26,658,188	20,732,254
General and administrative	11,771,487	10,644,438	34,359,276	30,723,349
Bad debt expense	350,000	670,000	1,050,000	1,702,000
Depreciation and amortization	883,536	535,273	2,480,179	1,552,254
Total operating expenses	22,280,442	19,409,662	64,547,643	54,709,857

Operating loss	(3,335,644)	(2,784,825)	(7,231,639)	(5,948,413)

Other income (expense):
Interest expense	(180,697)	(33,539)	(353,738)	(2,018,664)
Other income (expense), net	13,954	13,558	516,754	(116,820)
Total other (expense) income, net	(166,743)	(19,981)	163,016	(2,135,484)

Loss before income taxes	(3,502,387)	(2,804,806)	(7,068,623)	(8,083,897)

Income tax expense	231,610	10,460	388,520	45,090

Net loss	$(3,733,997)	$(2,815,266)	$(7,457,143)	$(8,128,987)

Net loss per share - basic and diluted	$(0.15)	$(0.11)	$(0.30)	$(0.35)

Weighted average number of common stock outstanding - basic and diluted	25,041,733	24,544,334	24,971,056	23,354,036

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315
Stock-based compensation	—	—	700,697	—	—	700,697
Common stock issued for stock options exercised for cash	41,667	41	134,959	—	—	135,000
Common stock issued for vested restricted stock units	38,719	39	(39)	—	—	—
Amortization of warrant based cost	—	—	16,125	—	—	16,125
Net loss	—	—	—	—	(3,733,997)	(3,733,997)
Balance at January 31, 2022	25,228,580	$25,229	$111,378,471	$(1,817,414)	$(65,615,146)	$43,971,140

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	24,416,539	$24,417	$105,092,551	$—	$(53,022,751)	$52,094,217
Stock-based compensation	—	—	701,170	—	—	701,170
Common stock issued for stock options exercised for cash	447,134	447	2,180,352	(1,817,414)	—	363,385
Common stock issued for vested restricted stock units	74,000	74	(74)	—	—	—
Common stock issued for services	2,000	2	19,898	—	—	19,900
Amortization of warrant based cost	—	—	9,125	—	—	9,125
Net loss	—	—	—	—	(2,815,266)	(2,815,266)
Balance at January 31, 2021	24,939,673	$24,940	$108,003,022	$(1,817,414)	$(55,838,017)	$50,372,531

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Nine Months Ended January 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	1,965,567	—	—	1,965,567
Common stock issued for stock options exercised for cash	58,419	58	190,976	—	—	191,034
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	73,708	74	(74)	—	—	—
Amortization of warrant based cost	—	—	43,708	—	—	43,708
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(7,457,143)	(7,457,143)
Balance at January 31, 2022	25,228,580	$25,229	$111,378,471	$(1,817,414)	$(65,615,146)	$43,971,140

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	3,019,828	—	—	3,019,828
Common stock issued for stock options exercised for cash	1,364,721	1,365	4,394,749	(1,817,414)	—	2,578,700
Common stock issued for cashless stock options exercised	22,339	22	(22)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	206,109	206	(206)	—	—	—
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Common stock issued for services	2,000	2	19,898	—	—	19,900
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant based cost	—	—	27,375	—	—	27,375
Cancellation of Treasury Stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(8,128,987)	(8,128,987)
Balance at January 31, 2021	24,939,673	$24,940	$108,003,022	$(1,817,414)	$(55,838,017)	$50,372,531

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,457,143)	$(8,128,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,050,000	1,702,000
Depreciation and amortization	2,480,179	1,552,254
Stock-based compensation	1,965,567	3,019,828
Amortization of warrant based cost	43,708	27,375
Amortization of debt discounts	—	1,550,854
Amortization of debt issue costs	18,056	156,029
Amortization of deferred financing costs	49,107	—
Modification charge for warrants exercised	—	25,966
Loss on asset disposition	36,445	—
Lease benefit	(96,450)	—
Tenant improvement allowances received from landlords	816,591	—
Common stock issued for services	—	19,900
Changes in operating assets and liabilities:
Accounts receivable	(6,412,590)	(6,493,238)
Prepaid expenses	(297,797)	(267,526)
Other receivables	—	23,097
Other current assets	37,498	(1,205,083)
Accounts receivable, other	45,329	—
Deposits and other assets	(44,686)	(185,599)
Accounts payable	340,168	(349,882)
Accrued expenses	38,353	1,756,102
Due to students	482,032	(128,154)
Deferred revenue	(642,233)	1,887,377
Other current liabilities	(171,894)	(238,032)
Net cash used in operating activities	(7,719,760)	(5,275,719)
Cash flows from investing activities:
Purchases of courseware and accreditation	(161,262)	(31,330)
Purchases of property and equipment	(3,573,408)	(2,877,758)
Net cash used in investing activities	(3,734,670)	(2,909,088)
Cash flows from financing activities:
Borrowings under the Credit Facility	5,000,000	—
Proceeds from stock options exercised	191,034	2,578,700
Proceeds from warrants exercised	—	1,081,792
Net cash provided by financing activities	5,191,034	3,660,492

(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended January 31,
	2022	2021
Net decrease in cash, cash equivalents and restricted cash	$(6,263,396)	$(4,524,315)
Cash, cash equivalents and restricted cash at beginning of period	13,666,079	17,906,765
Cash, cash equivalents and restricted cash at end of period	$7,402,683	$13,382,450

Supplemental disclosure cash flow information:
Cash paid for interest	$258,630	$310,958
Cash paid for income taxes	$13,520	$49,008

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of Convertible Notes	$—	$10,000,000
Warrants issued as part of Credit Facility	$137,500	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	January 31, 2022	April 30, 2021
Cash and cash equivalents	$5,969,286	$12,472,082
Restricted cash	1,433,397	1,193,997
Total cash, cash equivalents and restricted cash	$7,402,683	$13,666,079

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
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
COVID-19 Update
Nursing students represented 87% or 11,889 of the Company’s total student body of 13,724 students at the end of the third quarter of fiscal 2022. Of the 11,889 nursing students, 2,277 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,612 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN, MSN-FNP or DNP degree programs). Therefore, these 9,612 post-licensure nursing students represent 70% of the Company’s total student body at the end of the third quarter and are the AGI students primarily affected by the COVID-19 pandemic.

Starting in the second half of June 2021 and continuing through January 2022, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs from June through January 2022 increased by approximately 3% year-over-year. By comparison, over the previous two full fiscal years (Fiscal Year 2021 and Fiscal Year 2020), course starts among RNs at Aspen University increased by an average of approximately 10% year-over-year.

We cannot be certain what impact future COVID-19 variants will have on the Company’s results as we progress through the remainder of fiscal 2022.

Basis of Presentation
Interim Financial Statements
The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2022 and 2021, our cash flows for the nine months ended January 31, 2022 and 2021, and our financial position as of January 31, 2022 have been made.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

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
A full listing of our significant accounting policies is described in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 as filed with the SEC on July 13, 2021.
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
Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts, the valuation of lease liabilities and the carrying value of the related right-of-use ("ROU") assets, depreciable lives of property and equipment, amortization periods and valuation of courseware, intangibles and software development costs, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash as of January 31, 2022 of $1,433,397 consists of $1,173,525 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.
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
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

January 31, 2022. As of January 31, 2022 and April 30, 2021, the Company maintained deposits exceeding federally insured limits by approximately $7,549,724 and $13,005,537, respectively, held in two separate institutions.
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
Revenue consists primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. (See Note 8. Revenue) Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the tuition is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged.
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
Options, warrants, restricted stock units ("RSUs") and unvested restricted stock are not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. These common stock equivalents are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive. See Note 7. Stockholders’ Equity.
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
January 31, 2022
(Unaudited)

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
Software consisted of the following:

	January 31, 2022	April 30, 2021
Software	$9,829,329	$8,488,635
Accumulated amortization	(4,727,413)	(3,444,325)
Software, net	$5,101,916	$5,044,310
Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Depreciation and amortization expense:
Property and equipment, excluding software	$418,081	$158,110	$1,136,929	$490,868
Software	$443,284	$366,908	$1,283,088	$1,028,668
Note 4. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three and nine months ended January 31, 2022 and 2021.
Courseware and accreditation consisted of the following:

	January 31, 2022	April 30, 2021
Courseware	$569,483	$408,222
Accreditation	59,350	59,350
	628,833	467,572
Accumulated amortization	(339,153)	(280,276)
Courseware and accreditation, net	$289,680	$187,296
Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Amortization expense	$21,744	$10,255	$58,877	$32,718

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”), which was then a related party and principal stockholder of the Company. As discussed in Note 11. Commitments and Contingencies, the Company and Aspen University sued HEMG seeking to recover sums due under the agreements. Ultimately, the Company and Aspen University obtained a favorable default judgment, and as a result received a distribution from the bankruptcy trustee court of $498,120, which was included in "other (expense) income, net" in the unaudited consolidated statements of operations during the nine months ended January 31, 2022. Due to the bankruptcy of HEMG, the Company also wrote off a net receivable of $45,329 in the same period.
Note 6. Debt
Credit Facility
On November 5, 2018, the Company entered into a loan agreement (the “Credit Facility Agreement”) with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the “Credit Facility”) evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the Credit Facility Agreement bear interest at 12% per annum. Interest payments are due monthly through the term of the Credit Facility.
On August 31, 2021, the Company extended the Credit Facility Agreement with the Foundation by one year from November 4, 2021 to November 4, 2022. In conjunction with the extension of the Credit Facility, the Company drew down funds of $5,000,000.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. The fair value of the warrants is $137,500 and is being amortized to interest expense over the 14-month line of credit period. The fair value of the warrants are treated as deferred financing costs in the accompanying consolidated balance sheets at January 31, 2022 to be amortized over the term of the Credit Facility. Total unamortized costs at January 31, 2022 were $88,393. See Note 7. Stockholders’ Equity for additional information related to these warrants.
At January 31, 2022 and April 30, 2021, there were $5,000,000 and no outstanding borrowings, respectively, under the Credit Facility. For information on a recent amendment to the Credit Facility and related financings, see Note 12. Subsequent Events.
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
Pursuant to the Credit Facility Agreement, on November 5, 2018 the Company issued to the Foundation warrants to purchase 92,049 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share which were deemed to have a relative fair value of $255,071 (the "2018 Cooperman Warrants"). These warrants were exercised on June 8, 2020. The fair value of the warrants along with the upfront Facility fee were treated as debt issue cost assets to be amortized over the term of the loan. As a result of the aforementioned note extension, the remainder of the unamortized costs of $9,722 were written off during the quarter ended October 31, 2021. Total unamortized costs at January 31, 2022 and April 30, 2021 were $0 and $18,056, respectively.
Note 7. Stockholders’ Equity

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

AGI maintains two stock-based incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”) that provide for the grant of shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors. The 2012 Plan expired March 15, 2022 and remains in effect for outstanding grants only, and is no longer available for new grants. On March 8, 2022 we transferred the 129,009 unused shares under the 2012 Plan to the 2018 Plan.

On December 22, 2021, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,600,000 to 2,350,000 shares.

As of January 31, 2022 and April 30, 2021 there were 732,013 and 549,739 shares remaining available for future issuance under the 2012 and the 2018 Plans, respectively. Following the increase to the 2018 Plan by shareholder approval and by virtue of the transfer of the former 2012 Plan shares to the 2018 Plan shares described above, there are now a total of 732,013 shares under the 2018 Plan of which zero shares are available for new grants. Because we reserved 12 million shares of common stock which covers the 10 million shares issuable upon the conversion of the new convertible notes (plus an extra 2 million shares required by the lenders), we cannot issue all of the awards available under the 2018 Plan unless our stockholders approve an increase in our authorized capital.

Common Stock

On January 3, 2022, the Compensation Committee approved a 117,316 common stock grant to the members of the Board of Directors for services in the 2021 calendar year. The grant had a grant date fair value of $279,212 based on a closing stock price of $2.38 per share. The grant was under the Company’s 2018 Plan and was fully vested and amortized as of January 31, 2022. These shares will be issued in the fourth quarter of fiscal year 2022. The amortization expense is included within stock-based compensation in general and administrative expense in the accompanying consolidated statement of operations.

Restricted Stock

As of January 31, 2022, there were no unvested shares of restricted common stock outstanding. During the nine months ended January 31, 2022, there were no new restricted stock grants, forfeitures, or expirations. There is no unrecognized compensation expense related to restricted stock as of January 31, 2022.

Restricted Stock Units
A summary of the Company’s RSU activity during the nine months ended January 31, 2022 is presented below:

Restricted Stock Units	Number of Shares		Weighted Average Grant Price
Unvested balance outstanding, April 30, 2021	549,972		$6.58
Granted	514,142		5.62
Forfeits	(36,353)		9.67
Vested	(75,124)	(1)	4.54
Expired	—		—
Unvested balance outstanding, January 31, 2022	952,637		$4.84
________________________________
(1) Includes 1,416 RSUs that will be issued in the fourth quarter of fiscal year 2022.

Of the 514,142 RSUs granted during the nine months ended January 31, 2022, 410,000 RSUs correspond to executive compensation grants summarized below.

On August 16 2021, the Compensation Committee approved a 125,000 RSU grant to the Company’s newly hired Chief Financial Officer as part of his employment agreement. The grant has a grant date fair value of $725,000 based on a closing stock price of $5.80 per share. On August 12, 2021, the Compensation Committee approved individual grants of 80,000 RSUs

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

to the Company’s Chief Operating Officer and Chief Academic Officer. The grants have a total grant date fair value of $1.0 million based on a closing stock price of $6.48 per share.

The three executive grants discussed above are under the Company’s 2018 Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The amortization expense related to these grants for the three and nine months ended January 31, 2022 was $146,817 and $293,633, respectively and is included in "general and administrative expense" in the accompanying consolidated statement of operations.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. At January 31, 2022, the Company is amortizing the expense over three years through July 2024 (the filing date of the Form 10-K for Fiscal Year 2024). The Company will continue to assess the performance condition at each reporting period. If the RSUs do not vest within three years from the July 21, 2021 effective date, they will be forfeited. The amortization expense related to this grant for the three and nine months ended January 31, 2022 was $(121,354) and $169,896, respectively, which is included in general and administrative expense in the consolidated statements of operations.

The remaining 104,142 RSUs granted during the nine months ended January 31, 2022 were granted to employees and have a grant date fair value that ranges from $2.09 to $6.50 per share, or a total of $253,738, vesting annually over three years and subject to continued employment on each applicable vesting date.

Of the 952,637 unvested RSUs outstanding at January 31, 2022, 195,000 remain from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to this grant for the three and nine months ended January 31, 2022 and 2021, was approximately $112,155 and $336,466, and $149,855 and $1.6 million, respectively, which is included in general and administrative expense in the consolidated statements of operations.

At January 31, 2022, total unrecognized compensation expense related to unvested RSUs is $4,612,404 and is expected to be recognized over a weighted-average period of approximately 1.59 years.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

A summary of the Company’s warrant activity during the nine months ended January 31, 2022 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	374,174	$6.37	1.90	$—
Granted	75,000	$6.23	4.55	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	—	$—	—	—
Balance Outstanding, January 31, 2022	449,174	$6.35	1.71	$—

Exercisable, January 31, 2022	424,174	$6.31	1.55	$—

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding No. of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable No. of Warrants
$4.89	$4.89	50,000	$4.89	2.19	50,000
$5.85	$5.85	50,000	$5.85	4.58	50,000
$6.00	$6.00	100,000	$6.00	2.09	100,000
$6.87	$6.87	224,174	$6.87	0.48	224,174
$6.99	$6.99	25,000
		449,174			424,174

On August 31, 2021, the Compensation Committee approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the extension of the Credit Facility Agreement. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $29,464 and $49,107 of amortization expense in connection with the fair value of the warrants for the three and nine months ending January 31, 2022, respectively, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Executive Committee approved the issuance of warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized over the three year vesting period. The Company has recognized $7,000 and $16,333 of amortization expense in connection with the fair value of the warrants for the three and nine months ending January 31, 2022, respectively, which is included in general and administrative expense in the accompanying consolidated statement of operations.
During the three months ended July 31, 2020, there was a warrant modification and acceleration charge of $25,966 related to the exercise of 192,049 warrants by the Leon and Toby Cooperman Family Foundation, which was included in “other (expense) income, net” in the accompanying consolidated statement of operations.
On April 10, 2019, the Company issued warrants to an Advisory Board member for services to purchase 50,000 shares of the Company's common stock with an exercise price of $4.89 per share. The warrants have an exercise period of five years from the April 10, 2019 issuance date and vest annually over a three year period. The warrants will terminate automatically and

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

immediately upon the expiration of the exercise period. The fair value of the warrants is $109,500 and is being amortized over the three year vesting period. The Company has recognized $9,125 and $27,375 of amortization expense in connection with the fair value of the warrants for the three and nine months ending January 31, 2022 and 2021, respectively, which is included in general and administrative expense in the accompanying consolidated statement of operations.
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

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2022, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	1,214,473	$6.24	1.88	$204,719
Granted	—	—	—	—
Exercised	(258,419)	5.60	—	—
Forfeited	(4,586)	4.59	—	—
Expired	(22,793)	3.21	—	—
Balance Outstanding, January 31, 2022	928,675	$6.84	1.41	$—

Exercisable, January 31, 2022	891,264	$6.92	1.38	$—

Of the 258,419 options exercised, 200,000 options were exercised via the cashless method by the Company’s Chief Operating Officer in September 2021. As part of this cashless transaction, 30,156 net shares were issued and 169,844 were retained by the Company. The remainder of the 58,419 options were exercised for cash.
During the three and nine months ended January 31, 2022 and 2021, the Company received proceeds from the exercise of stock options for cash of $135,000 and $191,034, and $363,385 and $2,578,700, respectively.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$4.14	115,890	$4.15	0.94	103,389
$4.50 to $5.20	$4.99	153,944	$5.03	1.77	137,394
$5.95 to $6.28	$5.95	28,000	$5.95	0.55	28,000
$7.17 to $7.55	$7.45	473,092	$7.46	1.57	465,092
$8.57 to $9.07	$8.98	157,749	$8.98	0.93	157,749
		928,675			891,624
As of January 31, 2022, there was approximately $11,263 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 0.67 years.

Stock-based compensation related stock options, RSUs and restricted stock

For the three and nine months ended January 31, 2022, the Company recorded stock-based compensation expense of $700,697 and $1,965,567, respectively, which consisted of: $17,225, $397,241 and $286,231 and $126,137, $1,532,147 and $307,283, respectively, in connection with stock options, RSUs and restricted stock, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

For the three and nine months ended January 31, 2021, the Company recorded stock-based compensation expense of $721,067 and $3,039,729, respectively, which consisted of: $123,401, $567,239 and $30,427, and $434,532, $2,553,717 and $51,480, respectively, in connection with stock options, RSUs and restricted stock, which is included in “general and administrative” expense in the unaudited consolidated statements of operations.

Treasury Stock

As of both January 31, 2022 and April 30, 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The value of these shares is approximately $1.8 million and represents the fair market value of shares surrendered as of the date of each applicable exercise date.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

The following table represents our revenue disaggregated by the nature and timing of services:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Tuition - recognized over period of instruction	$16,550,586	$14,580,439	$50,304,380	$42,922,429
Course fees - recognized over period of instruction	1,981,470	1,834,251	5,967,581	5,220,308
Book fees - recognized at a point in time	—	44,468	42,777	129,643
Exam fees - recognized at a point in time	199,924	69,500	590,337	219,055
Service fees - recognized at a point in time	212,818	96,179	410,929	270,009
	$18,944,798	$16,624,837	$57,316,004	$48,761,444
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of January 31, 2022 and April 30, 2021, was $6,182,781 and $6,825,014, respectively. During the nine months ended January 31, 2022, the Company recognized $5,424,788 of revenue that was included in the deferred revenue balance as of April 30, 2021. The Company's classifies deferred revenue as current when the remaining term of the course, including affect to the refund policy, is one year or less.
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
The Company had revenue from students outside the United States totaling approximately 1% of consolidated revenue for each of the three and nine months ended January 31, 2022 and 2021.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

Note 9. Leases
We determine if a contract contains a lease at inception. We have entered into operating leases totaling approximately 191,328 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and New Brunswick Province in Canada. These leases expire at various dates through April 2031, the majority contain annual base rent escalation clauses. Most of these leases include options to terminate for a fee or extend for additional five-year periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have any financing leases.

As of January 31, 2022, our longer term operating leases are located in Tampa, Phoenix, Austin and Nashville and are set to expire in six to eight years. These leases make up approximately 96% of the total future minimum lease payments.
Operating lease assets are right of use assets ("ROU assets"), which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right of use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheet at January 31, 2022 and April 30, 2021. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the ROU assets. Incentives such as tenant improvement allowances are amortized as leasehold improvements, separately, over the life of the lease term. For the three and nine months ended January 31, 2022 and 2021, the amortization expense for these tenant improvement allowances was $177,259 and $0 and $483,872 and $0, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended January 31, 2022 and 2021 was $1,008,704 and $717,664 and $2,861,876 and $1,779,317, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
ROU assets are summarized below:

	January 31, 2022	April 30, 2021
ROU assets - Operating facility leases	$15,958,721	$14,308,296
Less: accumulated amortization	(2,868,251)	(1,593,433)
Total ROU assets	$13,090,470	$12,714,863

Operating lease obligations, related to the ROU assets are summarized below:

	January 31, 2022	April 30, 2021
Total lease liabilities	$22,509,568	$19,946,229
Reduction of lease liabilities	(3,085,191)	(1,617,600)
Total operating lease obligations	$19,424,377	$18,328,629

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

The following is a schedule by fiscal years of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2022 (a) (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2022 (remaining)	$1,139,587
2023	4,142,637
2024	4,018,977
2025	3,802,960
2026	3,908,722
Thereafter	11,963,226
Total future minimum lease payments	28,976,109
Less: imputed interest	(9,551,732)
Present value of operating lease liabilities	$19,424,377
_____________________
(a) Lease payments exclude $3.7 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in Atlanta, Georgia for the lease signed but not yet commenced.

Balance Sheet Classification	January 31, 2022	April 30, 2021
Operating lease obligations, current portion	$2,106,981	$2,029,821
Operating lease obligations, less current portion	17,317,396	16,298,808
Total operating lease liabilities	$19,424,377	$18,328,629

Other Information	January 31, 2022
Weighted average remaining lease term (in years)	6.97
Weighted average discount rate	12%

Note 10. Taxes
The Company determined that it has a permanent establishment in Canada, as defined by article V(2)(c) of the Convention between Canada and the United States of America with Respect to Taxes on Income and on Capital (the “Treaty”), which would be subject to Canadian taxation as levied under the Income Tax Act. The Company is preparing to file Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years during which a permanent establishment was in place. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022 and future taxation years.
As of January 31, 2022, the Company recorded a reserve of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability. Additionally, for the 2022 tax year, the Company recorded a reserve of approximately $75,000 for the related foreign income tax liability.
Note 11. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2022, except as discussed below, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our consolidated operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
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
On July 21, 2021, the bankruptcy trustee paid the Company $498,120 based on assets available in the trust, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329, described in Note 5. Secured Note and Accounts Receivable, at July 31, 2021. No further assets are available for distribution. At some point, the New York state court litigation may resume.

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
On August 22, 2017, the DOE informed Aspen University of its determination that the institution qualifies to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

The Company is also subject to regulation by self-regulatory bodies such as accreditors and by state regulators in certain states including states where the Company has a physical presence. For certain recent information, see Note 12. Subsequent Events.
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
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. Pursuant to USU’s provisional Program Participation Agreement ("PPA"), the DOE indicated that USU must agree to participate in Title IV under the HCM1 funding process; however, the DOE does retain discretion on whether or not to implement that term of the agreement. Although DOE has not, to date, notified USU that it has been placed in the HCM1 funding process, nor does the DOE’s public disclosure website identify USU as being on HCM1, it is possible that prior to the end of the PPA term, the DOE may notify USU that it must begin funding under the HCM1 procedure. If this occurs, the Company believes this will not have a material impact on the consolidated financial statements. In December 2020, the DOE reduced USU's existing letter of credit by $369,473, which was required to be posted based on the level of Title IV funding. In connection with USU's most recent Compliance Audit, USU currently maintains a letter of credit of $9,872 at January 31, 2022.

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
Note 12. Subsequent Events

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
(Unaudited)

On March 14, 2022, the Company closed an offering of $10 million convertible notes and a $20 million revolving credit facility. Proceeds from the $10 million convertible note received at closing will be used for general corporate purposes, including funding the Company’s expansion of its BSN Pre-Licensure nursing degree program.
The $10 million of convertible notes mature five years from the issuance date and pay interest monthly at the rate of 12% per annum. These notes are convertible into shares of the Company’s common stock at the lender’s option at a conversion price of $1.00 per share any time after the issuance date. In addition, the notes are mandatorily convertible into shares of common stock, should the closing price of the common stock be at least $2.00 per share for 30 consecutive trading days and certain other conditions be met. This mandatory conversion is subject to each lender’s 9.9% beneficial ownership limitation and is also subject to the Nasdaq combined 19.99% requirement which generally provides that a listed issuer may not issue 20% or more of its outstanding common stock or voting power in a non-public offering at below a minimum price unless the Company’s stockholders first approve such issuance.
The balance of the financing is a one-year, $20 million secured revolving line of credit that will require monthly interest payments on sums borrowed at the rate of 12% per annum. No sums have been borrowed under this revolving credit line as of this date. Currently, the Company does not anticipate making drawdowns on the revolving credit line. The Company paid a 1% commitment fee ($200,000) at closing and if the revolving credit facility has not been replaced in six months of the closing date, it must pay another 1% commitment fee.
Additionally, the Company extended its existing $5 million Credit Facility by one year to November 4, 2023 at an increased interest rate from 12% to 14% per annum.
These financings will provide capital for Aspen Group to continue expanding its national footprint of BSN Pre-Licensure campuses in states with rapidly growing populations and to pursue a marketing strategy to support growth of its post-licensure nursing degree programs.

Aspen University’s first-time pass rates for our BSN pre-licensure students taking the NCLEX-RN test in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona Board of Nursing. As a result of the decline in NCLEX pass rates and other issues, and in alignment with a recommendation from the Arizona Board of Nursing, we voluntarily suspended BSN pre-licensure enrollments and the formation of new cohorts at our two Phoenix pre-licensure campuses, effective February 2022. We’re continuing discussions with the Arizona Board of Nursing regarding our future status, and until we have a formal agreement in place we won’t be publicly commenting on the matter.

Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Post-secondary Education which includes a requirement to post a letter of credit or surety bond for $18.3 million within 45 days (in the fourth quarter of fiscal year 2022).

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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three and nine months ended January 31, 2022 and 2021.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended January 31, 2022 and 2021.
•Adjusted EBITDA Margin - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended January 31, 2022 and 2021.

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
AGI Student Population Overview
AGI’s overall active degree-seeking student body (includes both Aspen University and USU) grew 2% year-over-year to 13,724 as of January 31, 2022 from 13,407 as of January 31, 2021 and students seeking nursing degrees were 11,889 or 87% of total active students at both universities. Of the 11,889 students seeking nursing degrees, 9,612 are Registered Nurses (RNs) studying to earn an advanced degree, including 6,839 at Aspen University and 2,773 at USU, while the remaining 2,277 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros.
The chart below shows five quarters of active student body results. Active student body is comprised of active degree-seeking students, enrolled in a course at the end of the third quarter of fiscal year 2022 or are registered for an upcoming course.

AGI New Student Enrollments
On a Company-wide basis, new student enrollments were down 16% year-over-year, primarily as a result of three factors.
First, as previously announced, Aspen University dropped advertising spend in the BSN pre-licensure program in the Phoenix metro down to a maintenance spend through January 2022, causing enrollments in that metro to drop by 51% year-over-year.*
Second, enrollments at USU were down 10% year-over-year given the impact of the ongoing COVID-19 pandemic as prospective nursing post-licensure students continue to delay their education goals on a short-term basis as they continued to care for COVID patients.
Third, in addition to Aspen University also seeing a COVID effect among prospective nursing post-licensure students, Aspen’s 2.0 business plan called for a $1.3 million annual reduction of ad spend in fiscal 2022 in Aspen’s post-licensure Nursing + Other unit which in the third quarter equated to a 14% drop in ad spend year-over-year. Consequently, given the drop in ad spend and the COVID effect, enrollments in the Aspen Nursing + Other unit dropped by 18% year-over-year.
In summary, and to provide additional context, excluding the 51% drop in enrollments in the Phoenix metro (BSN pre-licensure program) and the 18% drop in enrollments in Aspen University's Nursing + Other unit, total enrollments for the Company would have been down by approximately 1% year-over-year.
*Note: Beginning in the month of February 2022, Aspen University has temporarily suspended advertising spend and new pre-licensure student enrollments in the Phoenix metro.

New student enrollments for the past five quarters are shown below:

	Q3'21	Q4'21	Q1'22	Q2'22	Q3'22
Aspen University	1,593	1,593	1,601	1,750	1,301
USU	536	589	675	630	481
Total	2,129	2,182	2,276	2,380	1,782

Bookings Analysis and ARPU
On a year-over-year basis, Q3 Fiscal 2022 Bookings decreased 20%, to $26.3 million from $33.0 million in the prior year. As previously discussed, the proactive Phoenix pre-licensure enrollment reduction, planned post licensure marketing reductions and the recent COVID surge caused Bookings to decrease year-over-year.
On a year-over-year basis, Q3 Fiscal 2022 ARPU decreased 5% from the prior year period due primarily to a decrease in new enrollments at Aspen University in the pre-licensure program and Nursing + Other.

	Third Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	Q3'21 Enrollments	Q3'21 Bookings [1]	Q3'22 Enrollments	Q3'22 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,593	$23,476,050	1,301	$17,776,050
USU	536	$9,551,520	481	$8,571,420
Total	2,129	$33,027,570	1,782	$26,347,470	(20)%
ARPU		$15,513		$14,785	(5)%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
During the Q3 Fiscal 2022, the Company continued to focus its growth capital almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs.
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
Aspen’s Pre-licensure BSN program provides students with opportunities to become a BSN-educated nurse and learn the essential skills needed to practice as a professional registered nurse (RN). Skills lab, clinical simulation, seminars and community-based clinical experiences anchor the curriculum. Upon completion of their studies, students are eligible to take the National Council Licensure Examination (NCLEX) in the state or territory in which they choose to practice (the NCLEX is the national registered nurse examination used by all states for potential registered nursing licensure). Students provide their state board of nursing applicable forms to the School of Nursing, which completes them on behalf of the individual student, and take the exam in the state in which they choose to practice. Upon passing the NCLEX, students then work with their state Board of Nursing to finalize their professional licensure.
We designed this program for students who do not currently hold a state registered nurse license and have little to no prior nursing experience. For students with no prior college credits, the total cost of attendance is $52,175 ($41,445 Tuition, $10,730 Fees), not including textbooks.
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
Note that Aspen University previously announced that it has voluntarily suspended new student enrollments and the formation of new cohorts immediately (starting with February 2022 cohort) after receiving guidance from the Arizona State Board of Nursing at its January 28, 2022 meeting. We will not form any additional nursing cohorts in the Phoenix metropolitan without prior approval from the Board of Nursing.
Atlanta, GA
On January 20, 2022, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure campus location in Atlanta, Georgia. The Atlanta site was occupied by the University of Phoenix, located at 859 Mt. Vernon Highway NE, Suite 100, which is situated just off Interstate 285 in the Sandy Springs suburb in the inner ring of Atlanta. Aspen University will begin enrolling first-year Pre-Professional Nursing (“PPN”) students in Atlanta starting in February 2022 and Nursing Core students (Years 2-3) in September 2022.
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
Accounts Receivable - Monthly Payment Plan ("MPP")
The Company offers several payment options to its students including a monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At January 31, 2022, Gross MPP accounts receivable was 89% of total gross accounts receivable. Of the Gross MPP accounts receivable, approximately 50% was generated at each AU and USU.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $10,249,833 at April 30, 2021 to $12,701,452 at January 31, 2022. These are MPP students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months; therefore, most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30 month average completion duration, they transition to long-term accounts receivable. Also, long-term account receivable includes the impact of USU's 72-month payment plan. These are the primary factors that have driven an increase in long-term accounts receivable.

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

COVID-19 Update
Nursing students represented 87% or 11,889 of the Company’s total student body of 13,724 students at the end of the third quarter of fiscal 2022. Of the 11,889 nursing students, 2,277 are BSN Pre-Licensure students located across our four metro locations (Phoenix, Austin, Tampa and Nashville). The remaining 9,612 nursing students are licensed registered nurses (RNs) studying to earn an advanced degree (RN to BSN, MSN, MSN-FNP or DNP degree programs). Therefore, these 9,612 post-licensure nursing students represent 70% of the Company’s total student body at the end of the third quarter and are the AGI students primarily affected by the COVID-19 pandemic.

Starting in the second half of June 2021 and continuing through January 2022, the Company saw lower course starts than seasonally expected among our RN student body. For example, at Aspen University, course starts among RNs from June through January 2022 increased by approximately 3% year-over-year. By comparison, over the previous two full fiscal years (Fiscal Year 2021 and Fiscal Year 2020), course starts among RNs at Aspen University increased by an average of approximately 10% year-over-year.

We cannot be certain what impact future COVID-19 variants will have on the Company’s results as we progress through the remainder of Fiscal Year 2022.
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended January 31, 2022 (“Q3 Fiscal 2022”) compared to the three months ended January 31, 2021 (“Q3 Fiscal 2021”), and for the nine months ended January 31, 2022 (“9M Fiscal 2022”) compared to the nine months ended January 31, 2021 (“9M Fiscal 2021”)
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	26%	24%	25%	22%
Marketing and promotional costs	23%	22%	22%	21%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	49%	45%	47%	43%
General and administrative	62%	64%	60%	63%
Bad debt expense	2%	4%	2%	3%
Depreciation and amortization	5%	3%	4%	3%
Total operating expenses	118%	117%	113%	112%

Operating loss	(18)%	(17)%	(13)%	(12)%

Other income (expense):
Interest expense	(1)%	—%	(1)%	(4)%
Other income (expense), net	—%	—%	1%	—%
Total other (expense) income, net	(1)%	—%	—%	(4)%

Loss before income taxes	(18)%	(17)%	(12)%	(17)%

Income tax expense	1%	—%	1%	—%

Net loss	(20)%	(17)%	(13)%	(17)%
Revenue

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
AU	$13,027,338	$1,167,164	10%	$11,860,174	$39,035,841	$4,401,315	13%	$34,634,526
USU	5,917,460	1,152,797	24%	4,764,663	18,280,163	4,153,245	29%	14,126,918
Revenue	$18,944,798	$2,319,961	14%	$16,624,837	$57,316,004	$8,554,560	18%	$48,761,444
Q3 Fiscal 2022 compared to Q3 Fiscal 2021
AU revenue increased 10% in Q3 Fiscal 2022 compared to Q3 Fiscal 2021 due primarily to Aspen’s BSN Pre-Licensure program, the AU degree program with the highest LTV.
USU revenue increased 24% in Q3 Fiscal 2022 compared to Q3 Fiscal 2021 due primarily to USU's MSN-FNP program, the USU degree program with the highest concentration of students and the highest LTV.
The Company expects the majority of its revenue growth in future periods to be derived from these two degree programs as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
9M Fiscal 2022 compared to 9M Fiscal 2021
AU and USU revenue increased 13% and 29% in 9M Fiscal 2022 compared to 9M Fiscal 2021, respectively, primarily due to the factors described above in the three month discussion.

Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$9,275,419	$1,715,468	23%	$7,559,951	$26,658,188	$5,925,934	29%	$20,732,254
Q3 Fiscal 2022 compared to Q3 Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for Q3 Fiscal 2022 increased to $4,923,148 or 26% of revenue from $3,915,095 or 24% of revenue for Q3 Fiscal 2021, an increase of $1,008,053 or 26%.
AU instructional costs and services was 25% and 22% of AU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased due primarily to an increase in faculty compensation costs related to the faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin, Tampa and Nashville, and increases in student technology license costs.
USU instructional costs and services was 28% and 27% of USU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services have increased due to the increased number of immersions with associated faculty and supplies cost.
Marketing and Promotional
Consolidated marketing and promotional costs for Q3 Fiscal 2022 were $4,352,271 or 23% of revenue compared to $3,644,856 or 22% of revenue for Q3 Fiscal 2021, an increase of $707,415 or 19%.
AU marketing and promotional costs represented 22% and 20% of AU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively. As a percentage of revenue, marketing and promotional costs have increased due primarily to the advertising spending increase directed to the new pre-licensure metropolitan locations.
USU marketing and promotional costs was 20% and 21% of USU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively.
Corporate marketing costs were $327,697 for Q3 Fiscal 2022 compared to $250,474 for Q3 Fiscal 2021, an increase of $77,223 or 31%.
9M Fiscal 2022 compared to 9M Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for 9M Fiscal 2022 increased to $14,259,622 or 25% of revenue from $10,698,056 or 22% of revenue for 9M Fiscal 2021, an increase of $3,561,566 or 33%.
AU instructional costs and services were 25% and 21% of AU revenue for 9M Fiscal 2022 and 9M Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased primarily due to the factors described above in the three month discussion.
USU instructional costs and services was 25% of USU revenue for both 9M Fiscal 2022 and 9M Fiscal 2021, respectively.
Marketing and Promotional
Consolidated marketing and promotional costs for 9M Fiscal 2022 were $12,398,566 or 22% of revenue compared to $10,034,198 or 21% of revenue for 9M Fiscal 2021, an increase of $2,364,368 or 24%.
AU marketing and promotional represented 21% and 20% of AU revenue for 9M Fiscal 2022 and 9M Fiscal 2021, respectively. As a percentage of revenue, marketing and promotional costs increased due primarily to the planned advertising spending increase throughout Fiscal Year 2022, targeted primarily to our highest LTV program. The majority of the year-over-year advertising spending increase is directed to the new pre-licensure metro locations: Austin, Nashville and Tampa.
USU marketing and promotional costs was 17% and 18% of USU revenue for 9M Fiscal 2022 and 9M Fiscal 2021, respectively.
Corporate marketing and promotional costs was $994,681 in 9M Fiscal 2022 compared to $757,877 in 9M Fiscal 2021, an increase of $236,804 or 31%. The increase in marketing and promotional costs is primarily due to graduation production costs for the October 2021 ceremony.
General and administrative

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
General and administrative	$11,771,487	$1,127,049	11%	$10,644,438	$34,359,276	$3,635,927	12%	$30,723,349
Q3 Fiscal 2022 compared to Q3 Fiscal 2021

AU general and administrative expense was 36% and 36% of AU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense remained flat.

USU general and administrative costs was 43% and 44% of USU revenue for Q3 Fiscal 2022 and Q3 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense decreased due primarily to a decrease in compensation and facilities costs.

Corporate general and administrative costs was $4.5 million in Q3 Fiscal 2022 and $4.2 million in Q3 Fiscal 2021, an increase of $0.2 million, or 5%. The increase was primarily due to increases in professional fees, facilities costs and insurance expense, partially offset by a decrease in merchant fees.
9M Fiscal 2022 compared to 9M Fiscal 2021

AU general and administrative expense was 35% and 34% of Aspen University revenue for 9M Fiscal 2022 and 9M Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense increased due primarily to increases in compensation and other employee-related costs, facilities costs, professional fees and merchant fees.

USU general and administrative expense was 41% and 42% of USU revenue for 9M Fiscal 2022 and 9M Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense decreased due primarily to higher revenue for 9M Fiscal 2022 and a decreases in merchant fees, partially offset by increases in compensation and other employee-related costs, facilities costs, professional fees and technology costs.

Corporate general and administrative expense was $13.1 million in both 9M Fiscal 2022 and 9M Fiscal 2021, respectively. General and administrative expense remained flat year-over-year due to planned Corporate cost control.
Bad debt expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Bad debt expense	$350,000	$(320,000)	(48)%	$670,000	$1,050,000	$(652,000)	(38)%	$1,702,000
For both the three and nine months ended January 31, 2022 compared to the three and nine months ended January 31 2020, bad debt expense decreased as a percentage of total revenue. Based on our review of accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly. At AU and USU, approximately $766,000 and $146,000 of student accounts receivable were written off against the accounts receivable allowance during 9M Fiscal 2022.

Depreciation and amortization

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Depreciation and amortization	$883,536	$348,263	65%	$535,273	$2,480,179	$927,925	60%	$1,552,254

For both the three and nine months ended January 31, 2022 compared to the three and nine months ended January 31 2021, the increase in depreciation is primarily due to investments in new campuses, including capital expenditures of leasehold improvements and computer equipment, and an increase in amortization of internally developed capitalized software placed into service to support the Company's services and the opening of new campuses, partially offset by a decrease of fully depreciated assets.
Other (expense) income, net

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Other (expense) income, net	$(166,743)	$(146,762)	735%	$(19,981)	$163,016	$2,298,500	NM	$(2,135,484)
________________________________
NM - Not meaningful
Q3 Fiscal 2022 compared to Q3 Fiscal 2021
Other expense, net in Q3 Fiscal 2022 of $166,743 includes $150,000 of interest expense related to the $5 million Credit Facility borrowings on August 31, 2021 and $30,000 of amortization expense in connection with the fair value of the warrants issued to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the $5 million revolving line of credit.

Other expense, net in Q3 Fiscal 2021 of $19,981 primarily includes interest expense related to the commitment fees on the undrawn $5 million Revolving Credit Facility which was then scheduled to mature on November 4, 2021 and as amended matures on November 4, 2023; with a 2% annual commitment fee on the undrawn portion payable quarterly.
9M Fiscal 2022 compared to 9M Fiscal 2021
Other income, net in 9M Fiscal 2022 of $163,016 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation; partially offset by interest expense of approximately $233,000 related to the $5 million Credit Facility borrowings on August 31, 2021, interest expense of $25,000 related to the 2% annual commitment fee on the undrawn portion of the $5 million Revolving Credit Facility payable quarterly through August 31, 2021 and a $36,000 write off of fixed assets.
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
Income tax expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Income tax expense	$231,610	$221,150	2114%	$10,460	$388,520	$343,430	762%	$45,090
Q3 Fiscal 2022 compared to Q3 Fiscal 2021

Income tax expense in Q3 Fiscal 2022 includes a reserve of approximately $150,000 for the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. Additionally, the Company recorded a reserve of $75,000 for the estimated Fiscal Year 2022 Canada foreign income tax liability. The Company is preparing to file Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022 and future taxation years.
9M Fiscal 2022 compared to 9M Fiscal 2021
Income tax expense in 9M Fiscal 2022 includes a reserve of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability. Additionally, for the 2022 tax year, the Company recorded a reserve of approximately $75,000.
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

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(3,733,997)	$(2,815,266)	$(7,457,143)	$(8,128,987)
Interest expense, net	180,642	33,436	350,838	2,018,176
Taxes	231,610	10,460	388,520	45,090
Depreciation and amortization	883,536	535,273	2,480,179	1,552,254
EBITDA	(2,438,209)	(2,236,097)	(4,237,606)	(4,513,467)
Bad debt expense	350,000	670,000	1,050,000	1,702,000
Stock-based compensation	700,697	701,170	1,965,567	3,019,828
Non-recurring charges - Severance	—	—	19,665	44,000
Non-recurring (income) charges - Other	49,310	—	(345,056)	375,437
Adjusted EBITDA	$(1,338,202)	$(864,927)	$(1,547,430)	$627,798
Net loss Margin	(20)%	(17)%	(13)%	(17)%
Adjusted EBITDA Margin	(7)%	(5)%	(3)%	1%
In 9M Fiscal 2022, non-recurring income of $345,056 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation, which are included in "other (expense) income, net."
In 9M Fiscal 2021, stock-based compensation expense includes $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and non-recurring charges of $375,437 in Q1 Fiscal 2021. EBITDA in Q2 Fiscal 2021 includes $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020 (included in "Interest expense, net"). An additional non-recurring item in Q1 Fiscal 2021 of $123,947 (included in "Interest expense, net"), which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
The following tables present a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin by subsidiary:
Q3 Fiscal 2022 compared to Q3 Fiscal 2021

	Three Months Ended January 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(3,733,997)	$(5,020,149)	$941,437	$344,715
Interest expense, net	180,642	180,682	—	(40)
Taxes	231,610	951	230,660	(1)
Depreciation and amortization	883,536	47,536	738,172	97,828
EBITDA	(2,438,209)	(4,790,980)	1,910,269	442,502
Bad debt expense	350,000	—	225,000	125,000
Stock-based compensation	700,697	616,166	56,880	27,651
Non-recurring charges - Severance	—	—	—	—
Non-recurring charges - Other	49,310	49,310	—	—
Adjusted EBITDA	$(1,338,202)	$(4,125,504)	$2,192,149	$595,153
Net income (loss) Margin	(20)%	NM	7%	6%
Adjusted EBITDA Margin	(7)%	NM	17%	10%
________________________________
NM - Not meaningful

	Three Months Ended January 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,815,266)	$(4,537,882)	$1,375,359	$347,257
Interest expense, net	33,436	33,516	—	(80)
Taxes	10,460	3,600	6,800	60
Depreciation and amortization	535,273	15,540	492,303	27,430
EBITDA	(2,236,097)	(4,485,226)	1,874,462	374,667
Bad debt expense	670,000	—	610,000	60,000
Stock-based compensation	701,170	692,244	(12,468)	21,394
Non-recurring charges - Severance	—	—	—	—
Non-recurring charges - Other	—	—	—	—
Adjusted EBITDA	$(864,927)	$(3,792,982)	$2,471,994	$456,061
Net income (loss) Margin	(17)%	NM	12%	7%
Adjusted EBITDA Margin	(5)%	NM	21%	10%

Adjusted EBITDA margin decreased to (7)% in Q3 Fiscal 2022 from (5)% in Q3 Fiscal 2021, due primarily to an increase in faculty compensation costs related to the faculty hiring in the BSN Pre-Licensure campus locations in Phoenix, Austin and Tampa, and increases in books and other educational materials and facilities costs related to the opening of new campus locations. Additionally, our strategic shift in marketing spend and the impact of COVID-19 impacted enrollments in our AU Online business unit, which contributed to the decrease in Adjusted EBITDA margin.
9M Fiscal 2022 compared to 9M Fiscal 2021

	Nine Months Ended January 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(7,457,143)	$(14,537,849)	$4,605,707	$2,474,999
Interest expense, net	350,838	353,193	(1,739)	(616)
Taxes	388,520	3,363	383,867	1,290
Depreciation and amortization	2,480,179	116,720	2,082,972	280,487
EBITDA	(4,237,606)	(14,064,573)	7,070,807	2,756,160
Bad debt expense	1,050,000	—	725,000	325,000
Stock-based compensation	1,965,567	1,732,412	149,773	83,382
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring (income) charges - Other	(345,056)	107,635	(452,691)	—
Adjusted EBITDA	$(1,547,430)	$(12,224,526)	$7,492,889	$3,184,207
Net income (loss) Margin	(13)%	NM	12%	14%
Adjusted EBITDA Margin	(3)%	NM	19%	17%

	Nine Months Ended January 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(8,128,987)	$(15,929,868)	$5,892,892	$1,907,989
Interest expense, net	2,018,176	2,018,258	—	(82)
Taxes	45,090	14,250	30,580	260
Depreciation and amortization	1,552,254	42,023	1,424,030	86,201
EBITDA	(4,513,467)	(13,855,337)	7,347,502	1,994,368
Bad debt expense	1,702,000	—	1,522,000	180,000
Stock-based compensation	3,019,828	2,768,687	135,166	115,975
Non-recurring charges - Severance	44,000	44,000	—	—
Non-recurring charges - Other	375,437	375,437	—	—
Adjusted EBITDA	$627,798	$(10,667,213)	$9,004,668	$2,290,343
Net income (loss) Margin	(17)%	NM	17%	14%
Adjusted EBITDA Margin	1%	NM	26%	16%
Adjusted EBITDA margin decreased to (3)% in 9M Fiscal 2022 from 1% in 9M Fiscal 2021, due primarily to the factors described above in the three months discussion.
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue	$18,944,798	$16,624,837	$57,316,004	$48,761,444
Cost of Revenue	9,275,419	7,559,951	26,658,188	20,732,254
Adjusted Gross Profit	9,669,379	9,064,886	30,657,816	28,029,190
Less amortization expense included in cost of revenue:
Intangible asset amortization	22,174	10,255	60,162	32,718
Call center software/website amortization	419,026	363,030	1,255,169	1,024,790
Total amortization expense included in cost of revenue	441,200	373,285	1,315,331	1,057,508
GAAP Gross Profit	$9,228,179	$8,691,601	$29,342,485	$26,971,682

GAAP Gross Profit as a percentage of revenue	49%	52%	51%	55%
Adjusted Gross Profit as a percentage of revenue	51%	55%	53%	57%

Q3 Fiscal 2022 compared to Q3 Fiscal 2021

Adjusted gross profit as a percentage of revenue decreased due primarily to a more than anticipated decrease in class starts year-over-year in the post-licensure programs due to the effects of the COVID surge, higher instructional costs related to an increase in faculty hiring in the BSN Pre-Licensure new campus locations and higher immersion costs related to the growth in the USU MSN-FNP program. Additionally, we incurred seasonally higher marketing costs over the third quarter holiday period, targeted primarily to our highest LTV programs including new campus locations in our AU pre-licensure program.
Aspen University GAAP Gross Profit represented 50% of Aspen University revenue for Q3 Fiscal Year 2022, and USU GAAP Gross Profit represented 52% of USU revenue for Q3 Fiscal Year 2022.
9M Fiscal 2022 compared to 9M Fiscal 2021
Adjusted gross profit as a percentage of revenue decreased due primarily to the factors described above in the three months discussion.

Aspen University GAAP Gross Profit represented 51% of Aspen University revenue for 9M Fiscal Year 2022, and USU GAAP Gross Profit represented 57% of USU revenue for 9M Fiscal Year 2022.
Liquidity and Capital Resources
Debt
For a detailed description of debt, see “Note 6. Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

Cash flow information

A summary of the Company's cash flows is as follows:

	Nine Months Ended January 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(7,719,760)	$(5,275,719)
Investing activities	(3,734,670)	(2,909,088)
Financing activities	5,191,034	3,660,492
Net decrease in cash	$(6,263,396)	$(4,524,315)
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended January 31, 2022 includes adjustments to net loss consisting primarily of depreciation and amortization expense of $2,480,179, stock-based compensation of $1,965,567, bad debt expense of $1,050,000, tenant improvement allowances received from landlords of $816,591, amortization of deferred financing costs of $49,107, warrant based cost of $43,708 and debt issue costs of $18,056, partially offset by lease benefits of $96,450. The decrease in cash from changes in working capital primarily consists of increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $6,412,590, prepaid expenses of $297,797 and a decrease in deferred revenue of $642,233, partially offset by increases in accrued expenses of $38,353, accounts payable of $340,168 and due to students of $482,032. The increase in accounts receivable is primarily attributed to the growth in students paying through the monthly payment plan as well as timing of billings for class starts. Prepaid expenses increased due to the annual insurance renewal in the first quarter of the Fiscal Year 2022. The decrease in deferred revenue is due primarily to timing of billings for class starts in our pre-licensure program. Accrued expenses increased due primarily to accrual of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability and an increase in accrued marketing due to timing of marketing payments. The increases in accounts payable and due to students are primarily due to timing of payments.
The Company expects working capital and long-term student accounts receivable to trend higher over time as more students utilize our monthly payment plan. Additionally, there may be working capital volatility from quarter to quarter, especially regarding the timing of financial aid payments and student course starts that impact deferred revenue and accounts receivable balances. Offsetting the trend toward higher working capital and long-term student accounts receivable will be a trend toward improved adjusted EBITDA as we continue to grow our high LTV programs. We believe the adjusted EBITDA growth will result in positive operating cash flow in the next 2-3 years. We are actively seeking additional long-term financing arrangements to provide funds to continue the expansion of our high LTV programs. See Financing Arrangements discussed below.
Net cash used in operations for the nine months ended January 31, 2021 includes adjustments to net loss consisting primarily of stock-based compensation of $3,019,828, bad debt expense of $1,702,000, amortization of debt discounts of $1,550,854, and depreciation and amortization expense of $1,552,254. The decrease in cash from changes in working capital primarily consists of increases in gross accounts receivable (both short and long term accounts receivable, before allowance for doubtful accounts) of $6,493,238 and other current assets of $1,205,083, partially offset by an increase in deferred revenue of $1,887,377 and accrued expenses of $1,756,102. The increase in accounts receivable is primarily attributed to the growth in revenues from students paying through the monthly payment plan as well as timing of billings for class starts. Other current assets increased primarily due to reimbursable tenant improvement costs of $1.3 million paid in Fiscal 2021 related to the build out of the Tampa and Austin campuses. The increase in deferred revenue is due primarily to timing of billings for class starts. The increase in accrued expenses is due primarily to accrual of executive bonus for Fiscal Year 2021, accrued payroll due to higher headcount and related increase in compensation and benefits expense to support the growth of the business and an increase in accrued marketing due to timing.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended January 31, 2022 includes purchases of property and equipment of $3.6 million primarily due to investments in leasehold improvements, computer equipment and hardware and Company developed software. Purchases of courseware and accreditation were $0.2 million. A significant portion of cash used for investing activities relates to the opening of new campus locations.
Net cash used in investing activities for the nine months ended January 31, 2021 includes purchases of property and equipment of $2,877,758 primarily due to investments in computer equipment and hardware, Company developed software and new campuses; and purchases of courseware and accreditation of $31,330.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended January 31, 2022 includes proceeds of $5,000,000 from borrowings under the Credit Facility and proceeds from stock options exercised of $191,034.
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
Financing Arrangements
Convertible Note and New Credit Facility
On March 14, 2022, the Company closed an offering of a $10 million convertible note and a $20 million Revolving Credit Facility (the “New Facility”). The Company received the proceeds from the convertible note of $10 million at the closing. Proceeds from the $10 million convertible note offering will be used for general corporate purposes, including funding the Company’s expansion of its BSN Pre-Licensure nursing degree program. No sums have been borrowed under this revolving credit line as of this date. Currently, the Company does not anticipate making drawdowns on the revolving credit line.

Credit Facility

On August 31, 2021, the Company extended the Credit Facility by one year to November 4, 2022. The Credit Facility Agreement provides for a $5,000,000 revolving credit facility evidenced by a revolving promissory note. Borrowings under the Credit Facility Agreement bear interest at 12% per annum. In conjunction with the extension of the Credit Facility, the Company drew down $5,000,000 of funds at 12% interest per annum due November 4, 2022. Pursuant to this agreement, on August 31, 2021 the Company issued to the Foundation warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. Additionally on March 14, 2022, the Company extended the $5 million Credit Facility by one additional year to November 4, 2023 at an increased interest rate of 14% per annum. The Company uses these funds for general business purposes, including the roll out of the new campuses.
At January 31, 2022 and April 30, 2021, there were $5,000,000 and no outstanding borrowings, respectively, under the Credit Facility.
The Company expects that its existing cash resources will be sufficient to fund its working capital, including capital expenditures, investing and other needs for the next 12 months.
Capital and other expenditures

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations and the implementation of new on-line programs. The Company's Fiscal year 2022 capital expenditures will be between approximately $4 million and $5 million, a decrease from Fiscal Year 2021 capital expenditures primarily due to campus costs for the opening of one new campus in the current year compared to two campuses in the prior year.
Critical Accounting Policies and Estimates
At January 31, 2022, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and listed here below:
•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of January 31, 2022.
Cautionary Note Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding Adjusted EBITDA growth and expectations for positive operating cash flow in the next 2-3 years, our focusing of advertising spend on the highest LTV units and the expectation that a majority of our future revenue growth will be derived from those units, the anticipated impact of this plan on our future operating results, liquidity and growth, the expected continued revenue growth in Aspen University’s BSN Pre-Licensure and USU’s MSN-FNP programs, the impact of COVID-19, our anticipated working capital trends including working capital volatility from quarter to quarter, the intended use of proceeds from recent financings including towards the continued expansion of our BSN Pre-Licensure campuses in states with high population growth and a growth-focused marketing strategy for our post-licensure nursing degree programs, our expected capital expenditures related to new campus openings and the implementation of new on-line programs, letters of credit and promissory notes, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, our ability to successfully implement the Aspen 2.0 business plan and the accuracy of the assumptions used in estimating the results of such implementation, the continued demand of nursing students for the new programs, student attrition, national and local economic factors including the substantial impact of whether COVID-19 will continue to have an adverse effect on the economy, uncertainties arising from the Russian invasion of Ukraine including its effect on the U.S. economy, supply chain issues and the labor market, competition from nursing schools in local markets, the competitive impact from the trend of major non-profit universities using online education and consolidation among our competitors, and the impact of possible actions arising from the Arizona Board of Nursing investigation. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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
If we are unable to satisfy the probation terms following the execution of a mutually acceptable consent agreement with the Arizona Board of Nursing, our future results of operations could be materially and adversely affected.
Our largest subsidiary, Aspen University Inc., is based in Phoenix, Arizona. Approximately 12% of its enrollments are students in its BSN Pre-Licensure nursing programs at two campus locations in Phoenix. On January 28, 2022, Aspen University voluntarily agreed to cease enrollments in the pre-nursing and core nursing programs at its Arizona Pre-licensure campuses effective immediately related to an investigation by the Arizona Board of Nursing resulting from student complaints, unacceptable NCLEX first-time pass rates in CY’2021, among other issues. Aspen University will continue the suspension of enrollments in the pre-nursing and core nursing programs at its Arizona Pre-licensure campuses at least until it has successfully negotiated a consent agreement with the Arizona Board of Nursing which will outline the terms of the impending probation. Once the probation period begins and until the probation period ends, should Aspen University not successfully satisfy the probation terms, future results of operations could be materially and adversely affected.
Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which includes a requirement to post a letter of credit or surety bond for $18.3 million within 45 days (approximately April 21st).
Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our business.

As a result of the Russian invasion of Ukraine, certain events are beginning to effect the global and United States economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect our business but the impact may be adverse.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as set forth in "Item 5. Other Information" which is incorporated herein by reference, all recent sales of unregistered securities have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

As of March 8, 2022, the 2012 Equity Incentive Plan (the “2012 Plan”) had 129,009 shares of common stock available to be issued under the 2012 Plan. The 2012 Plan expires on March 15, 2022. On March 8, 2022 the Company increased the 2018

Equity Incentive Plan (the “2018 Plan”) by an additional 129,009 shares of common stock available for awards under the 2018 Plan and transferred the remaining 129,009 unused awards under the 2012 Plan to the 2018 Plan.

On March 14, 2022 ,the Company issued (i) Revolving Promissory Note and Security Agreements (the “Revolver Notes”) in the principal amount of up to $20 million in the aggregate and (ii) Convertible Promissory Note and Security Agreements (the “Convertible Notes”, and together with the Revolver Notes, collectively, the “Notes”) in the principal amount of up to $10 million in the aggregate, to two unaffiliated lenders (the “Lenders”).

The Convertible Notes mature five years from the issuance date and pay interest monthly at the rate of 12% per annum. The Convertible Notes are convertible into up to 10,000,000 shares of the Company’s common stock at each lender’s option at a conversion price of $1.00 per share any time after the issuance date. In addition, the Convertible Notes are mandatorily convertible into shares of common stock if the closing price of the Company’s common stock is at least $2.00 per share for 30 consecutive trading days. This mandatory conversion is subject to each Lender’s 9.9% beneficial ownership limitation and subject to the Nasdaq combined 19.99% requirement until the Company’s stockholders approve further conversion.

The Revolver Notes will require monthly interest payments on sums borrowed at the rate of 12% per annum. No sums have been borrowed as of the date of the Quarterly Report on Form 10-Q. Currently, the Company does not anticipate making drawdowns on the revolving credit line. The Company paid a 1% commitment fee ($200,000) at closing and if the Revolver Notes have not been terminated by September 14, 2022, it must pay another 1% commitment fee.

Pursuant to the Notes, all future indebtedness incurred by the Company, other than indebtedness expressly permitted by the Notes, will be subordinated to the Notes and the Prior Credit Facility, as defined below, with an exception for acquisitions of software and equipment under purchase money agreements and capital leases.

The Company’s obligations under the Loan Agreements are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of the Company’s subsidiaries, certain of the deposit accounts of the Company and its subsidiaries and a pledge of the common stock of the Company held by its chief executive officer (the “Collateral”).

On March 14, 2022, in connection with the issuance of the Notes, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the lender under a prior credit facility dated November 5, 2018 (as amended, the “Prior Credit Facility”). The Intercreditor Agreement provides among other things that the Company’s obligations under, and the security interests in the Collateral granted pursuant to, the Note and the Prior Credit Facility shall rank pari passu to one another.

In connection with the issuance of the Notes, the Company also entered into an Investors/Registration Rights Agreement with the Lenders (the “Registration Rights Agreement”) whereby, upon request of either Lender on or after August 15, 2022 the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the Convertible Notes.

On March 14, 2022, the Company entered into an amendment with the lender pursuant to the Prior Credit Facility (the “Amendment”) to extend the maturity date of the Prior Credit Facility by one year to November 4, 2023.

On March 14, 2022, the Company entered into a letter agreement with the Lenders (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company and its subsidiaries made certain representations and warranties to the Lenders. The Letter Agreement also contained certain conditions precedent to the closing of the transactions.

The foregoing description of the terms of the Revolver Notes, the Convertible Notes, Investor Rights Agreement, the Registration Rights Agreement, the Amendment, the Letter Agreement and the transactions contemplated thereby, does not purport to be complete and is qualified in its entirety by reference to the form of the Revolver Note, the form of the Convertible Note, the form of Intercreditor Agreement, the form of Investors/Registration Rights Agreement, the form of the Amendment, and the Form of Letter Agreement, copies which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/19	3.1
3.2	Bylaws, as amended	10-Q	3/15/18	3.2
10.1	Form of Revolving Promissory Note and Security Agreement+				Filed
10.2	Form of Convertible Promissory Note and Security Agreement+				Filed
10.3	Form of Intercreditor Agreement				Filed
10.4	Form of Investors/Registration Rights Agreement				Filed
10.5	Form of Third Amendment to the Amended and Restated Revolving Promissory Note and Security Agreement dated as of November 5, 2018				Filed
10.6	Form of Letter Agreement+				Filed
10.7	Amendment No. 4 to the Aspen Group, Inc. 2018 Equity Incentive Plan*				Filed
10.8	Amendment No. 3 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/21	Annex A
10.9	Warrant dated July 21, 2021	10-Q	9/14/21	10.1
10.10	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/21	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
*    Management contract or compensatory plan or arrangement.
**    This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+    Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Commission upon request.
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

Aspen Group, Inc.

March 15, 2022	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

March 15, 2022	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)

March 15, 2022	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)