Form 10-K
period 2022-04-30
ASPEN GROUP, INC.
filed 2022-07-29
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $112 million based on a closing price of $4.75 on October 29, 2021.
The number of shares outstanding of the registrant’s classes of common stock, as of July 22, 2022 was 25,202,278 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
ITEM 1. BUSINESS.
Aspen Group, Inc. is an education technology holding company. AGI has two subsidiaries, Aspen University Inc. ("Aspen University" or "AU") organized in 1987 and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
Description of Business
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2022, 11,522 of 13,334 or 86% of all active students across both universities are degree-seeking nursing students. Of the students seeking nursing degrees, 9,562 are RNs studying to earn an advanced degree, including 6,672 at Aspen University and 2,890 at USU. In contrast, the remaining 1,960 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros.
Aspen University has been offering a monthly payment plan available to all students across every online degree program offered by Aspen University, since March 2014. The monthly payment plan is designed so that students will make one fixed payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU has been offering monthly payment plans since the summer of 2017. Today, USU monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Master of Science in Nursing-Family Nurse Practitioner (“FNP”) program ($375/month).
Fiscal 2022 Overview
For Fiscal Year 2022, the Company achieved and experienced the following key developments:

Aspen 2.0 Business Plan and Other Trends
In Fiscal Year 2022, the Company implemented its ‘Aspen 2.0’ business plan. Aspen 2.0 is designed to deliver maximum efficiency as defined by revenue earned from each marketing dollar spent. Under the plan, growth spending has been re-focused on our highest efficiency businesses in an effort to accelerate the growth in these units, with decreased spending in our lowest efficiency unit (an area where high growth is not essential). Specifically, we have reduced marketing spending in our traditional AU Nursing + Other unit. In addition, we have suspended spending in our Phoenix metro BSN Pre-Licensure, as it was nearing capacity and also more recently due to regulatory issues described beginning at page 1 of this Report. Those marketing dollars have been redirected towards high LTV programs, specifically our four new BSN Pre-Licensure metros, AU’s online doctoral programs, and USU's MSN-FNP program. Additionally, due to a requirement to collateralize a new surety bond required by the Arizona State Board for Private Postsecondary Education, the Company reduced marketing spend in the fourth quarter of fiscal year 2022 compared to immediately preceding periods. While this resulted in improved operating results for that quarter, we may see negative trends in future periods if the decrease in marketing spend results in a decline in enrollments. In the Phoenix metro, which was profitable, we cannot currently matriculate pre-professional nursing students into the two-year core nursing program. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Arizona State Board of Nursing Probation

Because Aspen University’s first-time pass rates for our BSN pre-licensure students taking the NCLEX-RN exam in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona State Board of Nursing (“AZ BON”) in March 2022, AU entered into a Consent Agreement for Probation and a Civil Penalty (the “Consent Agreement”) with the AZ BON pursuant to which AU’s Provisional Approval was revoked, with the revocation stayed pending

AU’s compliance with the terms and conditions of the Consent Agreement. The minimum probationary period is 36 months from the date of the Consent Agreement. In June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona.

Because the pre-licensure program is comprised of two components, a one-year pre-requisite Pre-Professional Nursing (“PPN”) requirement followed by a two-year core program, one effect of the foregoing events was to prevent PPN students from matriculating into the core program until after the probation stipulation is met.

See “State Professional Licensure” on page 10 for more information on the Consent Agreement and Civil Penalty, and “Item 3 - Legal Proceedings” for more information on a class action lawsuit filed after disclosure of the Consent Agreement.

Stipulated Agreement and Surety Bond
In connection with the above developments with respect to the AZ BON, Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education (the “Arizona Board”) which required us to post a surety bond for $18.3 million. Aspen University posted the surety bond on April 22, 2022. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona, a condition of the Stipulated Agreement.

Certain Financing and Related Developments
Set forth below are descriptions of certain transactions and developments involving funding and capital that occurred in fiscal year 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” on page 61 for more information on our liquidity and capital resources.
a.On March 14, 2022, we raised $10 million in gross proceeds from the issuance of convertible notes. We also issued two lenders a total of $20 million in Revolving Promissory Notes which have not been drawn upon. Subsequently, the two Revolving Promissory Notes and $5 million of the proceeds from the convertible notes were pledged as collateral for the $18.3 million surety bond (see discussion above). For the fourth quarter 2022, the Company reduced marketing spend sequentially by $1.0 million, primarily to ensure sufficient collateral for the surety bond required by the Arizona State Board for Private Postsecondary Education.
b.On August 31, 2021, AGI entered into a letter agreement with The Leon and Toby Cooperman Family Foundation (“Cooperman”). On September 1, 2021, the Company borrowed $5 million from The Leon and Toby Cooperman Family Foundation (“Cooperman”) under a Credit Facility Agreement.
c.On July 21, 2021, AGI received a payment of $498,120 as a final distribution by the bankruptcy trustee in the previously disclosed Higher Education Management Group, Inc. bankruptcy proceedings. The bankruptcy filing occurred after AGI obtained a $772,793 judgment against Higher Education Management Group, Inc. No further assets are available for distribution.

Atlanta, GA Campus Approvals

On January 20, 2022, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure campus location in Atlanta, Georgia. The Atlanta site was occupied by the University of Phoenix, located at 859 Mt. Vernon Highway NE, Suite 100, which is situated just off Interstate 285 in the Sandy Springs suburb in the inner ring of Atlanta. Aspen University began enrolling first-year PPN students in Atlanta starting in February 2022, and expects to enroll Nursing Core students (Years 2-3) in Fall 2022.

Accreditation
Since 1993, Aspen University has been accredited by the Distance Education Accrediting Commission ("DEAC"), an institutional accrediting agency recognized by the United States Department of Education (the "DOE") and the Council for Higher Education Accreditation ("CHEA"). On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.
Since 2009, USU has been accredited by WASC Senior College and University Commission ("WSCUC"), an institutional accrediting agency recognized by the DOE and the Council for Higher Education Accreditation ("CHEA"). Its current accreditation period extends through 2030.

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

In each of these categories, there are a number of software as a service ("SaaS") companies that offer solutions for higher education. Most universities and OPMs license one or all of these systems. In studying these systems, we concluded that there was no reasonable way to have these three separately licensed systems fluently communicate with to each other to achieve our end goal of having real-time data on every aspect of a student's career – whether it be academic in nature or personal, financial or other behavioral aspects.

As a result, several years ago we built an in-house Student Information System and connected it to our Learning Management System, D2L. We subsequently built and launched the first phase of an in-house CRM system that was designed for the enrollment departments at Aspen University and USU.

The first-phase CRM included an algorithm that recommends to Enrollment Advisors (EAs), in priority order, the follow-up calls that should be made in a given day to complete the enrollment process for prospective students in that EAs individually designated database. The algorithm was created by studying the daily habits and activities of the three most productive EAs in AGI history. This recommendation engine then automatically updates in real-time after each follow-up/action is conducted by an EA. To our knowledge, these advanced features are not offered by any CRM software company in the industry. This recommendation engine has boosted our lead conversion rates for our online nursing programs to approximately 12% vs. <10% prior to launch.
Emphasis on Online Education - The curriculum for all courses at AGI's universities is designed primarily for online delivery. Two nursing degree programs at AGI's universities require clinical practice: Aspen University's BSN Pre-Licensure hybrid (online/on-campus) nursing program and USU’s MSN-FNP hybrid (online/on-campus) nursing program. In addition, USU's Bachelor of Arts in Liberal Studies degree, Teacher Credentialing tracks require field experience/student teaching. Online, we provide students the flexibility to study and interact at times that suit their schedules. We design our online/on-campus sessions and materials to be interactive, dynamic and user friendly.
Debt Minimization - We are committed to offering among the lowest tuition rates in the sector. Our tuition rates combined with our monthly payment plan payment option for our post licensure online nursing programs has alleviated the need for a significant majority of our students to take out federal financial aid loans to fund their tuition and fees requirements.
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
We also believe our hybrid BSN Pre-Licensure Program has significant potential since there are large waiting lists of applicants at many public universities that offer BSN Pre-Licensure programs in major U.S. metropolitan areas. According to AACN’s report on 2019-2020 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 80,407 qualified applicants from baccalaureate and graduate nursing programs in 2019 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors and budget constraints.

(https://www.aacnnursing.org/Portals/42/News/Factsheets/Faculty-Shortage-Factsheet.pdf).
The Company is currently operating five pre-licensure locations in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. We started operating in Phoenix in 2018. The Company opened two additional new metro locations in Fiscal Year 2021 (Austin and Tampa) and in Fiscal Year 2022 (Nashville and Atlanta), the latter of which began enrolling first year students in February 2022). We stopped admitting students into our Phoenix locations in the fourth quarter of fiscal year 2022 in accordance with the AZ BON matter.
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
Industry Overview
According to the DOE reports, among college students that study exclusively online, the percentage of students at private for-profit institutions was higher (60%), than that of students at public institutions (46%) and private nonprofit institutions (34%). In particular, the percentage of students who took distance education courses exclusively was highest at private for-profit four-year institutions (73%) which, despite enrolling only 4% of undergraduates, accounted for 6% of undergraduates who were enrolled exclusively in distance education courses.
In terms of the nursing sector, job opportunities for registered nurses are expected to grow about as fast as the average growth for all occupations, or approximately 9%, between 2020 and 2030, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook, 2020-30 Edition. However, despite the anticipated growth in job opportunities, over 80,400 qualified applications were not accepted by entry-level baccalaureate and graduate nursing programs according to the 2019-2020 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing report from the American Association of Colleges of Nursing (https://www.aacnnursing.org/Portals/42/News/Factsheets/Faculty-Shortage-Factsheet.pdf). These statistics suggest there continues to be unmet demand from qualified students for nursing educational programs. In fiscal year 2022, nursing shortages continued in part due to ongoing effects of the COVID-19 pandemic. A growing number of nurses are leaving the profession as they reach retirement age or due to pandemic-induced job fatigue. This supply-side trend, coupled with the rising demand for healthcare to support the aging U.S. population, is expected to perpetuate a nursing shortage through 2030. Given the growing demand for healthcare services across a multitude of specialties, reports project that 1.2 million new registered nurses (RNs) will be needed by 2030 to address the current shortage.
Competition
According to the most recent 2019 Digest of Education Statistics (nces.ed.gov), there are more than 4,300 U.S. colleges and universities serving traditional college-age students and adult students. Any reference to universities herein also includes colleges. Competition is highly fragmented and varies by geography, program offerings, delivery method, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market. While we compete in a sense with traditional “brick and mortar” universities, our primary competitors are universities that primarily enroll online students. Our primarily online university competitors include American Public Education, Inc. (Nasdaq: APEI), Adtalem Global Education (NYSE: ATGE), Apollo Education Group, Inc., Grand Canyon Education, Inc. (Nasdaq: LOPE), Strategic Education, Inc. (Nasdaq: STRA), and Western Governors University.
We believe that these competitors have degreed enrollments ranging from approximately 38,000 to over 100,000 students. As of April 30, 2022, AGI had 13,334 active degree-seeking students enrolled. Because of COVID-19 which has caused most educational institutions to transition to some extent to more online capabilities, we may face more online competition in the future. Further, COVID-19 caused nurses to seek graduate level courses to retrench as they were overwhelmed treating hospitalized patients. COVID-19 also significantly reduced the number of students enrolled in postsecondary education institutions in recent years, which limits the pool of prospective students for which we compete for enrollments with our competitors in the industry.
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
•Monthly payment plan options;
•High-quality courses and services;
•Comprehensive student support services;
•Breadth of programs offered;
•The time necessary to earn a degree;
•Qualified and experienced faculty;
•Reputation of the institution and its programs;
•The variety of geographic locations of campuses;
•Name recognition; and
•Convenience.
Academics
Aspen University
School of Nursing and Health Sciences
School of Education
School of Business and Technology
School of Arts and Sciences
United States University
College of Nursing and Health Sciences
College of Business and Technology
College of Education
Sales and Marketing
Following Mr. Michael Mathews becoming our Chief Executive Officer in 2011, he and his team made significant changes to Aspen’s sales and marketing program, specifically spending a significant amount of time, money and resources on our proprietary Internet marketing program. What is unique about our Internet marketing program is that we have not used and have no plans in the near future to acquire non-branded, non-exclusive leads from third-party online lead generation companies to attract prospective students. To our knowledge, most if not all for-profit online universities utilize multiple third-party online lead generation companies to obtain a meaningful percentage of their prospective student leads that are branded and exclusive in nature, and those leads are both non-branded and non-exclusive in addition to exclusive branded leads. Our executive officers have many years of expertise in the online lead generation and Internet advertising industry, which has and for the foreseeable future is expected to continue to allow us to cost-effectively drive all prospective student leads that are branded and exclusive in nature.
We have invested in our technology infrastructure and believe our education technology platform enables us to achieve lower costs per enrollment as compared to our competition.

Human Capital
We recognize that our performance depends on the education, experiences, and efforts of our employees, and our ability to foster a culture that brings out the best in each. As of April 30, 2022, we had 312 full-time employees, including full-time faculty, and 821 adjunct professors, who are part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good. Our employees have diverse backgrounds, as evidenced by the fact that approximately 74% of our faculty and staff are female and approximately 48% of our employees self-identify as ethnically diverse.
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
Impact of COVID-19
The health and well-being of our employees is of utmost importance to the Company. Starting in March 2020, all employees transitioned to a remote workforce. Since that time, Company employees have demonstrated resilience, wisdom, commitment, and compassion in working with colleagues and students. Beginning on June 1, 2021, in an abundance of caution, employees in the U.S. were allowed to return to their offices after providing proof of full vaccination. As of July 6, 2021, all U.S. employees began returning to their offices in a hybrid work environment, meaning that employees now work 40% from home and 60% from the office. Each team within the Company has been given the flexibility to work with their management to determine which days and/or weeks will be worked from home vs. office. Employees are required to follow all Centers for Disease Control and Prevention and local guidelines and federal regulations. Finally, the Company has also introduced a fully-remote model for certain high-performance employees, what the Company calls the ‘Meritocracy Benefit’.
Corporate History
The Company was incorporated on February 23, 2010 in Florida. In February 2012, Aspen Group reincorporated in Delaware under the name Aspen Group, Inc.
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
To participate in Title IV Programs, a school must, among other things, be:
•Authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Colorado, Arizona, Texas, Florida, Georgia, Tennessee and California) or otherwise have a physical presence as defined by the state and meet the state education agency requirements to legally offer postsecondary distance education in any state in which the school is not physically located;
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
The California Legislature is currently considering the reauthorization of the California Bureau for Private Postsecondary Education (“California Bureau”) as part of its sunset review cycle. There is currently a bill in process (SB1433) that would amend the existing Private Postsecondary Education Act, which governs private institutions operating in the state. On June 22, 2022, SB1433 was amended to include a number of updated definitions, substantive changes around minimum operating standards, and amended accreditation requirements for degree granting institutions, among other amendments. The Bill is set for a hearing in the Assembly Business and Professions committee on June 28th. We expect there will be additional amendments following the hearing, and we do not know what the final version of the bill will include or whether it will be approved by the Governor. In prior years, there have been multiple onerous bills proposed in California that have not become law, and we cannot predict whether similar proposals may be integrated into the current proposal as it moves through the legislative process. Other states in which AGI operates may also make material changes to their authority and structure at any time, so AGI must constantly assess its state oversight agencies to ensure compliance.

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
In May 2022, resulting from its formal move from Colorado to Arizona, Aspen University was removed as an approved institutional participant in NC-SARA through CO-SARA. An agreement with CO-SARA permits most currently enrolled students to be covered through early September 2022. Aspen University will be on the agenda for AZ-SARA in early September 2022 to obtain approval to become an institutional participant again in NC-SARA from its new primary location in Arizona. In the meantime, Aspen University is seeking individual state authorizations for its students. Aspen University is currently authorized in 30 states and is in the development process with 20 states and the District of Columbia. Aspen maintains its state authorizations through annual reporting and required renewals. The only state that does not participate in NC-SARA is California and it has imposed regulatory requirements on out-of-state educational institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. Aspen University is registered as an out-of-state institution with California until February 19, 2023, and plans to renew at that time. Aspen University currently enrolls students in all 50 states. While we do not believe that any of the states in which our schools are currently licensed or authorized, other than Arizona, Texas, Florida, Georgia, Tennessee and California, is individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
On July 14, 2020, the Delaware DOE informed Aspen that an application for renewal was not necessary due to its active institutional membership with NC-SARA. With Aspen’s removal as an active institutional member of NC-SARA in May 2022, Aspen currently seeks renewal in the State of Delaware.
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
Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Arizona Board, the Texas Board, the Florida Commission, the Tennessee Commission, the Georgia Commission, and the California Bureau. Laws in some states limit the ability of schools to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of DOE, and many require the posting of surety bonds. Laws, regulations, or interpretations related to online education could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Licensure of Physical Locations
The Higher Education Opportunity Act ("HEOA") and certain state laws require our institutions to be legally authorized to provide educational programs in states in which our schools have a physical location or otherwise have a physical presence as defined by the state. Aspen University is authorized to provide educational programs in Arizona by the Arizona State Board for Private Postsecondary Education (“Arizona Board”), in Texas by the Texas Higher Education Coordinating Board (“Texas Board”), in Tennessee by the Tennessee Higher Education Commission (“Tennessee Commission”), in Georgia by the Georgia Nonpublic Postsecondary Education Commission (“Georgia Commission”), and in Florida by the Florida Commission on Independent Education (“Florida Commission”). USU is authorized to provide educational programs in California by the California Bureau. Failure to comply with state requirements could result in Aspen University losing its authorization from the Arizona Board, Texas Board, Tennessee Commission, Georgia Commission, or Florida Commission; and USU losing its authorization from the California Bureau. In such event, the schools would lose their eligibility to participate in Title IV Programs, or their ability to offer certain educational programs, any of which may force us to cease the school’s operations.
Additionally, Aspen University and USU are Delaware corporations. Delaware law requires an institution to obtain approval from the Delaware Department of Education, or Delaware DOE, before it may incorporate with the power to confer degrees. In July 2012, Aspen University received notice from the Delaware DOE that it was granted provisional approval status effective until June 30, 2015. On April 25, 2016, the Delaware DOE informed Aspen University it was granted full approval to operate with degree-granting authority in the State of Delaware. On July 14, 2020, the Delaware DOE informed Aspen that an application for renewal was not necessary due to its active institutional membership with NC-SARA. With Aspen’s removal as an active institutional member of NC-SARA in May 2022, Aspen currently seeks renewal in the State of Delaware. On June 6, 2018, the Delaware DOE granted an initial operating license to USU until June 30, 2023.
In March 2022, Aspen entered into a Consent Agreement with the AZ BON resulting primarily from concerns raised by the AZ BON stemming from NCLEX-RN pass rates below the state’s required threshold. The result of the Consent Agreement is that Aspen University remains approved with the AZ BON based on a stayed revocation and probationary period with certain conditions, including but not limited to, the cessation of enrollments in the core component of the pre-licensure nursing program and reporting to staff/board on a monthly basis. The cessation of enrollments into the core component of the pre-licensure nursing program will remain in effect until Aspen University complies with the conditions of its Consent Agreement with the AZ BON, which is more fully discussed under “State Professional Licensure” below. In April 2022, Aspen University entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education as an amendment to its 2022 Regular Vocational and Degree Granting Agreement for licensure. The Stipulated Agreement required the cessation of enrollments in both the pre-professional nursing and core components of the pre-licensure program in Arizona, the posting of a surety bond in the amount of $18,287,110 which has already been posted, the submission of student records on a monthly basis, and the removal of the Arizona pre-licensure nursing program start date information from its website and marketing materials. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona. The Stipulated Agreement can be amended in the future.

Accreditation
Aspen University is institutionally accredited by the DEAC, an accrediting agency recognized by CHEA and the DOE, and USU is institutionally accredited by WSCUC, an accrediting agency also recognized by CHEA and the DOE. Accreditation is a non-governmental system for evaluating educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the U.S., this recognition comes primarily through private voluntary associations that accredit institutions and programs. To be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations of institutions and programs for accreditation, and publicly designate those institutions or programs that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.
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
Moreover, institutional accreditation awarded from an accrediting agency recognized by DOE is necessary for eligibility to participate in the Title IV Programs. As part of the Final Regulations published on November 1, 2019, and which took effect July 1, 2020, the DOE amended regulations relating to the recognition of accrediting agencies. The Final Regulations amended the DOE’s process for recognition and review of accrediting agencies, including the criteria used by the DOE to recognize accrediting agencies, and the DOE’s requirements for accrediting agencies’ policies and standards that are applied to institutions and programs. Accrediting agencies are under heightened scrutiny due to perceived shortcomings of certain agencies and their oversight of closed institutions. In response, accreditors are increasing their scrutiny of institutions. From time to time, accrediting agencies adopt or make changes to their policies, procedures and standards. If our schools fail to comply with any of these requirements, the non-complying school’s accreditation status could be at risk.
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
As noted above, in March 2022, Aspen University entered into the Consent Agreement with the AZ BON. Aspen University held provisional approval to offer the core component of its pre-licensure nursing program in Arizona through AZ BON; in June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. However, Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona. While Aspen University disputed many of the allegations made, the institution determined that settlement was the best option to reduce disruption for students and address the concerns raised. As a condition of the Consent Agreement, Aspen University’s Provisional Approval was revoked, with the revocation stayed pending Aspen University’s compliance with the terms and conditions of the Consent Agreement. The stay is broken into two phases, the first lasting through the end of Calendar Year 2022. During Phase I, Aspen University is not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona, and must achieve the AZ BON-required 80% NCLEX pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark is not achieved, the AZ BON may lift the stay and initiate the revocation. If Phase I is completed successfully, Phase II will commence with Aspen University on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). Aspen University is permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% NCLEX first-time pass rates occur. However, once achieved, if the NCLEX pass rate falls below 80% for any quarter, the AZ BON may limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. The terms of the Consent Agreement also include requirements that we provide the AZ BON with monthly reports, provide that our faculty and administrators undergo additional training, retain an approved consultant to prepare and submit evaluations to the AZ BON, and hire a minimum of 35% full-time qualified faculty by September 30, 2022. The Consent Agreement is filed as Exhibit 10.22 to this Report. For the quarters ended March 31, 2022 and June 30, 2022, Aspen University’s NCLEX scores were 73.33% and 69.64%, respectively.

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
Our institutional missions manifest themselves through offering students the opportunity to fund their education without relying solely on student loans. In 2014, Aspen University launched a $250 monthly payment plan for associate and bachelor degree students and a $325 monthly payment plan for master’s degree students, and subsequently a $375 monthly payment plan for doctoral and MSN-FNP students. The monthly payment plan is available to all Aspen University and United States University students except those in the Aspen University BSN Pre-Licensure program.
Currently, 6,811 or 67% of Aspen University students utilize monthly payment options, including the monthly payment plan or the installment plan. In 2017, USU implemented these monthly payment options and currently has 2,148 or 69% of its students utilizing them.

When Aspen University students seek funding from the federal government, they could receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan, and (2) the Federal Pell Grant program, or Pell. USU students are eligible for the same, plus Federal Work Study and Federal Supplemental Educational Opportunity Grants, which are both financial needs based. Graduate students are only eligible to participate in the Direct Loan and Federal Work Study programs and not all undergraduate students receive a Pell Grant or the Federal Supplemental Educational Opportunity Grant. The majority of students who seek funding from the federal government receive at least one Direct Loan that must be repaid with interest starting after the student leaves school.
Additionally, some students may receive full or partial tuition reimbursement from their employers. Eligible credit-worthy students can also access private loans through a number of different lenders for funding at current market interest rates.
Under the Direct Loan program, the DOE makes loans directly to students. The Direct Loan Program includes the Direct Subsidized Loan, the Direct Unsubsidized Loan, and the Direct PLUS Loan for credit-worthy parents of dependent undergraduate students and credit-worthy graduate and professional students.
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

In the Fall of 2021, the DOE conducted the first of two rounds of negotiated rulemaking. The first round of negotiations ran for three weeks over October, November and December and covered the following topics:

•Total and Permanent Disability
•Closed School Discharge
•Interest Capitalization
•Improving the Public Service Loan Forgiveness (PSLF) Application Process

•Public Service Loan Forgiveness (PSLF) Eligibility
•Borrower Defense to Repayment (Adjudication Process)
•Borrower Defense to Repayment (Post-Adjudication)
•Borrower Defense to Repayment (Recovery From Institutions)
•Predispute Arbitration and Class Action Waivers
•Creating A New Income-driven Repayment Plan

In the Spring of 2022, ED conducted a second round of rulemaking over three weeks in January, February, and March, covering the following topics:

•Administrative Capability
•The 90/10 Rule
•Certification Procedures
•Change in Ownership/Control
•Financial Responsibility
•Gainful Employment
•Ability-to-Benefit

As is typically the case with federal rulemaking, limited consensus was reached, providing the DOE with discretion to draft regulations for comment as it sees fit on most of the topics noted. We are aware of approximately 10 of the discrete regulatory topics discussed during the rulemaking that have been drafted into proposed rules and submitted to the White House Office of Information and Regulatory Affairs (“OIRA”)/Office of Management and Budget (“OMB”) for review. The content of those proposed rules is not public and will not be made public until the White House offices have signed off, at which point, the DOE can publish the proposals for comment. Rules that impact the Title IV programs are subject to the HEA Master Calendar, which requires final rules be published before November 1 of the year prior, in order to become effective on July 1 of the following year. In order to meet this deadline, the DOE must complete the OIRA and OMB processes as noted above, publish the proposed rule for comment (typically with a 30-60 day public response period), review and respond to the comments, draft a final rule, have that reviewed by counsel and the OIRA/OMB, and then publish in the Federal Register by November 1.

Currently, the following proposed rules are being reviewed by OIRA/OMB:

•Income Driven Repayment
•Implementing Statutory Changes to Pell Grants for Incarcerated Students
•The 90/10 Rule
•Clarifying Rules on Changes in Ownership
•Borrower Defense
•Total and Permanent Disability Discharge
•Closed School Discharge
•False Certification Discharges
•Public Service Loan Forgiveness
•Interest Capitalization

The DOE is still indicating that it believes it will get this collection of regulatory packages through the process prior to November 1.

On June 21, 2022, the Agency Rule List for the DOE stated that five of the 2021-2022 Federal Negotiated Rulemaking issues will not be completed this year. The list includes:

•Gainful Employment
•Factors of Financial Responsibility
•Standards of Administrative Capability
•Certification Procedures
•Ability-to-Benefit

This delay means that these rules cannot become effective until July 1, 2024, at the earliest.
Administrative Capability. The DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV Programs. Failure to satisfy any of the standards may lead DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:
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
•Refer to the DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV Programs;
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
Distance Education. We primarily offer our existing degree and certificate programs via Internet-based telecommunications from our headquarters in Arizona and California. Under the HEOA, an accreditor that evaluates institutions offering distance education must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program.
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
The Final Regulations regarding distance education, effective as of July 1, 2021, included new definitions for student and faculty interaction, the definition of faculty, and other aspects of the administration of a distance education program. These are key requirements for distance education program students to retain access to Title IV funds. The universities assessed the amended regulations and determined that material changes to their delivery methodology and processes were not necessary.
Financial Responsibility. The Higher Education Act and the DOE regulations establish extensive standards of financial responsibility that institutions such as Aspen and USU must satisfy to participate in the Title IV Programs. These standards generally require that an institution provide the resources necessary to comply with Title IV Program requirements and meet all of its financial obligations, including required refunds and any repayments to the DOE for liabilities incurred in programs administered by the DOE.

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
Although we believe our schools met the minimum composite score necessary to meet the financial ratio standard for fiscal year 2022, the DOE may determine that our calculations are incorrect, and/or it may determine that either or both of our schools continue to not meet other financial responsibility standards. If the DOE were to determine that we do not meet its financial responsibility standards, we may be able to continue to establish financial responsibility on an alternative basis. Alternative bases include, for example:
•Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by us during our most recently completed fiscal year;
•Posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV Program funds received by us, accepting provisional certification, complying with additional the DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance payment arrangement such as the “reimbursement” system of payment or cash monitoring.

On May 14, 2019, USU was granted temporary provisional approval to participate in the Title IV Programs and had a program participation agreement reapplication date of December 31, 2020 which it met. As part of the temporary provisional approval, the DOE informed USU that it must post a letter of credit ("LOC") in the amount of $255,708 based on a failure to meet the audited same day balance sheet requirements that apply in a change of control. This LOC was funded by USU. The DOE informed USU that the LOC was reduced to $9,872; this letter with the reduced amount will remain in effect for at least the duration of the temporary provisional approval. On May 6, 2022, the DOE fully certified USU and issued a new Program Participation Agreement, effective through December 31, 2025, thereby removing the provisional status of its participation. USU is working with the DOE to address the outstanding LOC.
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
Return of Title IV Program Funds. Under the DOE’s return of funds regulations, when a student withdraws, an institution must return unearned funds to the DOE in a timely manner. An institution must first determine the amount of Title IV Program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV Program funds. Additionally, effective July 1, 2021, a student is not considered to have withdrawn if the student successfully completes one module that includes 49% or more of the number of days in the payment period, excluding scheduled breaks of five or more consecutive days and all days between modules. The institution must return to the appropriate Title IV Programs, in a specified order, the lesser of (i) the unearned Title IV Program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under the DOE regulations, late returns of Title IV Program funds for 5% or more of students sampled in the institution’s annual compliance audit or a DOE program review constitutes material non-compliance with the Title IV Program requirements and may result in the posting of a letter of credit.
The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education.” An institution is subject to loss of eligibility to participate in the Title IV Programs if it derives more than 90% of its revenues (calculated on a cash basis and in accordance with a DOE formula) from Title IV Programs for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of the DOE. For the fiscal year ended April 30, 2021, approximately 44.72% of Aspen’s revenue and approximately 33.81% of USU’s revenue were derived from Title IV Programs.
The 90/10 Rule was recently changed as part of the American Rescue Plan Act of 2021 (“ARP”), but the effective date of this change is not yet established. Under a provision in ARP, the HEA would be modified to change the formula from counting only Title IV program funds on the “90 side” to include instead all ‘‘federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” or collectively “federal education assistance funds.” This is a substantial change, and the impact is not entirely clear, in part because it is unclear whether other federal funds, such as Department of Defense Military Tuition Assistance program, Workforce Innovation and Opportunity Act and Trade Adjustment Assistance, will be included in the new definition, despite not being discussed as an impetus for the change. The 90/10 Rule was one of the few items during the 2021/2022 Negotiated Rulemaking that reached consensus; however, the proposed rule is currently with OIRA/OMB and is not yet public. The changes agreed to by the negotiators did not clearly address how federal funds through programs outside of those provided to veterans and military members would be counted, but it was clear that the intent is for GI Bill and any funds provided by the Department of Defense to be moved to the “90 side” of the equation, and it is possible that other federal funding programs, such as the Workforce Innovation and Opportunity Act, will be included as well.
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
If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV Program funds; however, an institution with provisional status is subject to closer review by the DOE and may be subject to summary adverse action if it violates Title IV Program requirements. If an institution’s default rate exceeds 40% for one federal fiscal year, the institution may lose eligibility to participate in some or all Title IV Programs. Aspen University’s current official 3-year cohort default rates are as follows: FY2018 (6%), FY2017 (6%), and FY2016 (8.8%). USU’s current official 3-year cohort default rates are as follows: FY2018 (11.7%), FY2017 (7.7%), and FY2016 (10.6%).
Incentive Compensation Rule. As a part of an institution’s program participation agreement with the DOE and in accordance with the HEOA, an institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Failure to comply with the incentive payment rule could result in termination of participation in Title IV Programs, limitation on participation in Title IV Programs, or financial penalties. AGI believes its schools are compliance with the Incentive Compensation Rule (the “IC Rule”).
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
Misrepresentation. The HEOA and current regulations authorize the DOE to take action against an institution that participates in Title IV Programs for any “substantial misrepresentation” made by that institution regarding the nature of its educational program, its financial charges, or the employability of its graduates. The DOE regulations define “substantial misrepresentation” to cover additional representatives of the institution and additional substantive areas and expands the parties to whom a substantial misrepresentation cannot be made. The regulations also augment the actions the DOE may take if it determines that an institution has engaged in substantial misrepresentation, which include revoking an institution’s program participation agreement or imposing limitations on an institution’s participation in Title IV Programs.

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

The DOE published a Final Rule relating to credit and clock hours, as well as distance education, on September 2, 2020, with an effective date of July 1, 2021. The Final Rule modified the credit hour formula and calculation of credit hours for programs that do not lead to a degree or are fully transferable to a degree program. Aspen University and USU do not provide Title IV funding to students in non-degree programs that would be subject to this rule change. The Final Rule did not change the method of determining the credit value of courses offered at the universities.
Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, and accrediting agencies. As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV Programs, the HEOA and the DOE regulations require institutions to submit annually a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the DOE, which were updated effective for fiscal years beginning after June 30, 2016. These auditing standards differ from those followed in the audit of our consolidated financial statements contained herein. In addition, to enable the DOE to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with the DOE regulations. Furthermore, the DOE regularly conducts program reviews of education institutions that are participating in the Title IV Programs, and the Office of Inspector General of the DOE regularly conducts audits and investigations of such institutions.
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
Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional educational programs. Many states require approval before institutions can add new programs under specified conditions. The Arizona Board, the Florida Commission, the Texas Board, the Tennessee Commission, The Georgia Commission, and the California Bureau, institutional or programmatic accreditors and other state educational regulatory agencies that license, accredit or authorize us and our programs may require institutions to notify them in advance of implementing new programs, and upon notification, may undertake a review of the institution’s licensure, accreditation or authorization.

On August 22, 2017, the DOE recertified Aspen University to participate in Title IV Programs. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023. On May 15, 2019, USU was granted temporary provisional approval to participate in the Title IV Programs and submitted a program participation agreement reapplication prior to the December 31, 2020 deadline. On May 6, 2022, USU was issued a new program protection agreement and has full certification until December 31, 2025.
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
As noted above, GE was one of the topics included in the 2022 negotiated rulemaking. The issue paper presented on GE was hotly debated and did not reach consensus. Unlike most of the other non-consensus proposals, the GE proposal was voted down by at least six negotiators, including representatives of the community colleges. The primary concerns were the abbreviated opportunity to review the proposal and the data supporting it, and the proposed addition of an earnings threshold unrelated to the student’s debt, but targeting an earnings threshold based on what an average high school graduate in the state would earn without a degree or diploma. If a GE program did not yield earnings above that threshold it would fail, regardless of its debt-to-income ratio. Additionally, the proposal removed the transitional periods, the alternative earnings reporting, and the appeal process. As of now, the GE proposed rule has not been submitted to OIRA/OMB, and it is unclear whether it will be submitted in the near future. We do not know what will be included in the proposed or final rule. As explained above, GE is one of the rules that the DOE has indicated will not be complete by November 1, 2022 and therefore cannot be effective until July 2024, at the earliest.
Eligibility and Certification Procedures. Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. Such recertification is typically required every six years, but may be required earlier, including when an institution undergoes a change of control. An institution may come under the DOE’s review when it expands its activities in certain ways, such as opening an additional location, adding a new program, or, in certain cases, when it modifies academic credentials that it offers.

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
On June 16, 2017, the DOE announced its intent to convene a negotiated rulemaking committee to develop new and different proposed regulations related to borrower defense to replace the 2016 BDTR Rule and to address certain other related matters. The DOE published the amended final BDTR Rule on September 23, 2019 (the “2019 BDTR Rule”), with an effective date of July 1, 2020. The amended rule made substantial changes to the 2016 Rule. The 2019 BDTR Rule again changes the basis under which a student can make a BDTR claim for loans disbursed after July 1, 2020, limiting it from the three bases in the 2016 Rule to only one basis in the 2019 Rule: misrepresentation upon which a borrower reasonably relied, and which resulted in financial harm to the borrower. The 2019 Rule also removes the group claim option, and instead relies on individual evaluation of borrower’s claims; however, as was the case in the 2016 Rule, the DOE can still initiate an action against the institution to recoup its losses for discharged loans.

In addition, the 2019 BDTR Rule changes the “financial triggers” and reporting process, narrowing the DOE’s basis for determining a school lacks financial responsibility, and relying on more definitive liabilities that would impact an institution’s composite score, as opposed to more speculative potential losses. The updated provisions include both “mandatory triggering events,” and “discretionary triggering events” that may impact the institution’s financial responsibility under the DOE rules. Institutions are required to report any of the events included under either category, but mandatory events will require the DOE to take action (which includes recalculating the institution’s most recent composite score, if applicable), while the DOE has discretion to determine whether action needs to be taken if the trigger is discretionary. The mandatory triggers include a liability from a settlement or final determination in an action brought by a state or federal agency; a capital distribution or distribution of dividends when an institution’s composite score is below 1.5; or, for publicly traded institutions, an action to revoke registration or delist by the applicable exchange.

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

The DOE has begun aggressively pursuing resolution of hundreds of thousands of BDTR claims, granting billions in loan discharges. This has proven quite difficult for institutions as the applicable regulation varies depending on the date of disbursement of the loan for which discharge is sought. Thus, for any borrower applicant, depending on their dates of enrollment and when loans were disbursed, could have their claim reviewed under three different versions of the BDTR regulation.
Now to further complicate this process, the DOE included a revision of the BDTR regulations in the 2021/2022 negotiated rulemaking. The proposed rule is currently with OIRA/OMB and the text is not yet public. However, the proposal presented and discussed during rulemaking includes many of the same provisions as the 2016 BDTR Rule, but split the financial responsibility sections out into a separate package debated by a different set of negotiators. If adopted as drafted, the BDTR proposal would reinstitute the group claim process, reduce due process safeguards for institutions, especially during the claim adjudication process, allow claims at any time without statutes of limitations, and provide for loan discharges regardless of whether there is any actual harm to the borrower.
Because the proposed rule is with OIRA/OMB now, we expect that it will complete the comment and response process in time for a November 1, 2022 publication, resulting in a July 1, 2023 effective date.

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

Clery Act and Title IX. Both USU and Aspen University publish the required Annual Crime and Security Reports to comply with the requirements of the federal Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”). USU publishes separate reports for its San Diego, CA and Phoenix, AZ locations; Aspen publishes separate reports for its Denver, CO, Austin, TX, and Phoenix, AZ locations. With the publication cycle in October 2022, Aspen will additionally publish for locations in Tampa, FL and Nashville, TN. Both universities are committed to providing students, faculty, staff, and guests a safe and secure environment. The Reports identify policies and procedures for security and crime prevention, substance abuse, sexual misconduct/harassment (Title IX), and emergency response and evacuation. On May 6, 2020, the DOE issued a new final rule regarding Title IX which substantially changes institutions’ responsibilities in responding to sexual harassment and sexual assault. The new rule became effective on August 14, 2020, and USU and Aspen have made necessary changes to our policies and procedures to maintain compliance.

The Biden Administration indicated early on that it planned to make updates to the Title IX regulations a priority item. The proposed rule was submitted to OIRA/OMB in February 2022, and an unofficial version was published on June 23rd, the 50th anniversary of the original passage of the law. Once the proposed rule is officially published in the Federal Register, commentors will have 60 days to provide feedback.

Because Title IX regulations are not subject to the Master Calendar that governs Title IV regulations, an updated final rule on Title IX could be published relatively quickly. We expect that there is sufficient time for the rule to become final before the end of 2022.
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

•the sufficiency of our cash resources;
•any inability by AU to comply with the terms of the Consent Agreement and probation imposed by the AZ BON;
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
•inflation and government responses thereto could result in a recession in the U.S., which could adversely impact us, directly and through lower student enrollments;
•tax treatment of companies engaged in Internet commerce;
•potential impairment of goodwill and intangible assets arising from the USU acquisition;
•failure to comply with the extensive regulatory requirements for our business;
•our continued ability to maintain authorizations in the states where we have campuses;
•our ability to achieve and maintain a required minimum pass rate on the NCLEX in the BSN Pre-Licensure nursing programs;
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

Risks Relating to Our Business

In order to meet our working capital needs, we expect to raise capital or materially reduce our cash outflows.

In order to meet our short-term working capital requirements and to achieve our operational goals during the next 12 months, we expect to either raise sufficient capital or reduce our expenditures. While we consider our plans through the end of August, we have implemented two key steps. First we have reduced our marketing expenses by $700,000 per month on an interim basis. Our monthly marketing spend had been approximately $1.4 million. In addition, we expect to enter into an at-the-market offering which has the potential to supply additional cash. As of July 22, 2022, we have $4.2 million of unrestricted cash on hand.

The issuance of securities by us in a financing could have a dilutive effect on our current investors, and any such issuance or the possibility of such issuance may cause the market price of our common stock to decline. In addition, any debt or equity financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, continue our operations as presently contemplated and to pursue business opportunities. If we are unable to raise additional capital sufficient to meet our current requirements and growth goals, we may have to further reduce our operations. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Finally, even a temporary reduction of marketing will effect our future enrollments and class starts and reduce our future revenue.

If we are unable to satisfy the probation terms under the Consent Agreement with the Arizona State Board of Nursing, or fail to meet the requirements of other states in which we operate, our future results of operations could be materially and adversely affected.
Aspen University, our largest subsidiary which is based in Phoenix, Arizona, entered into a Consent Agreement related to its BSN pre-licensure program in Arizona, in which the AZ BON revoked its approval of AU’s core component of its pre-licensure program in Arizona but simultaneously imposed a conditional stay on the revocation. Approximately 12% of AU’s enrollments are students in its BSN Pre-Licensure nursing programs at two campus locations in Phoenix. The AU Arizona Pre-Licensure program accounted for 19.5% of our consolidated revenue in fiscal year 2022 and is projected to decline to approximately 10% of our revenue in fiscal year 2023.
The stay is broken into two phases. During Phase I of the Consent Agreement which lasts through calendar year 2022, Aspen University is not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona, and must achieve the AZ BON required 80% NCLEX first-time pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark is not achieved, the AZ BON may lift the stay and initiate the revocation. If Phase I is completed successfully, Phase II will commence with Aspen University on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). During Phase II, Aspen University is permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% first-time pass rate occurs. However, if the NCLEX pass rate falls below 80% for any quarter, the AZ BON may limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. Aspen University did not meet the 80% minimum for the first two quarters of 2022.
As long as Aspen University is unable to enroll new students in the Phoenix metro area, our results of operations and cash flow may be materially and adversely affected. Until the minimum probationary period ends, should Aspen University not successfully satisfy the probation terms, our future results of operations and cash flow could be materially and adversely affected. Additionally, if we lose the Arizona approval and are forced to teach out those locations as a result of the foregoing developments, we will be prohibited from further utilizing the two Phoenix campus locations for future in-person pre-licensure classes at AU, and will be forced to find other uses for the premises, such as subletting the premises to USU or an outside party which we may be unable to do on commercially reasonable terms or at all. In such an event, our investments in those campuses will not result in the long-term benefits originally anticipated, and our future prospects at those locations would be materially diminished.
Further, any similar adverse developments in other states in which we operate could also have a material adverse effect on us. The regulatory risks of our other state locations could also be at higher risk as a result of the developments in Arizona as regulators could review our operations with enhanced scrutiny following the investigations and actions taken by the AZ BON.
If the Arizona State Board for Private Postsecondary Education does not reduce the surety bond, it will eliminate one possible way of increasing our working capital.
The Arizona Board required us to post an $18.3 million surety bond which we were able to do. In addition to the premium cost, we had to subordinate our $20 million debt financing to support the surety bond which eliminated our ability to borrow additional funds from the two lenders. If the Arizona State Board for Private Postsecondary Education does not agree during this fiscal year to reduce the size of the surety bond, we will have to incur the cost of an additional renewal premium and be unable to use the debt facility for our working capital needs.
As a result of the disclosure of the recent AZ BON probation and related matters, we are subject to a class action lawsuit and are or may become subject other litigation which could expose us to significant costs and cause business and reputational harm.

As more particularly described in “Item 3 – Legal Proceedings,” in April 2022 certain students who had completed the PPN portion of AU’s BSN Pre-Licensure nursing degree program filed a class action lawsuit in Arizona state court against AU, alleging violation of the Arizona Consumer Fraud Act and unjust enrichment, claiming that AU made false representations and promises and material omissions to the students with respect to its BSN Pre-Licensure program in Arizona. To the extent that costs exceed our insurance coverage, we could be materially and adversely affected. Further, the existence and facts alleged in this litigation could have a material adverse effect on our public image, and in turn on future enrollments.
Should we fail to effectively defend against the above lawsuit, or other litigation arises against us with respect to AU Arizona or otherwise, our financial condition and results of operations may be materially adversely affected.

Because there is strong competition in the postsecondary education market, especially in the online education market and as a result of COVID-19, our cost of acquiring students may increase and our results of operations may be materially and adversely affected.
Postsecondary education is highly fragmented and competitive. We compete with traditional public and private two-year and four-year brick and mortar institutions as well as other for-profit schools and online not-for-profit schools. Public and private colleges and universities, as well as other for-profit schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions that create large endowments and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and online for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that have not previously emphasized online education programs, a trend which has been amplified and accelerated as a result of the COVID-19 pandemic. Major brick and mortar universities continue to develop and advertise their online course offerings. Purdue University’s 2017 acquisition of Kaplan University and the University of Arizona Global Campus’ 2020 acquisition of Ashford University are prime examples of this change. Another example is Arizona State University which spends considerable sums on advertising its online degree programs in partnership with its Online Program Manager.
COVID-19 has created a tendency to increase remote learning as well as create a movement away from in person interactions to a limited extent. Our for-profit competitors such as Adtalem Global Education, Inc. and American Public Education, Inc., as well as public non-profit institutions, shifted their licensure program from on-campus classes to 100% online classes in response to the pandemic, although transitions back to campus learning have commenced or been completed in some cases. Because the long-term effects of COVID-19, including the widespread adoption of online learning methods employed by our competitors, remain uncertain, the resulting increase in competition may subsist going forward. For example, our competitors may determine that a new potential revenue stream has been opened to them and decide to maintain their increased online course offerings indefinitely or permanently to capitalize on the perceived opportunities, which would result in relatively new additional competitors.
Additionally, another side effect of the pandemic was to force many prospective higher education students in the U.S. to defer commencement of their college and postsecondary courses and/or to more closely consider the possibility of declining to pursue a college or post-graduate degree. The result of these and other factors has been steepened declines in new college and graduate student enrollments in recent years.
While we believe another factor in this decline has been the sustained increases in degree costs, which could render our offerings more attractive than some competitors given the relatively lower costs of our programs to other more traditional educational programs, the trend poses significant uncertainty and challenges to the industry as a whole, including AGI, and may cause us to experience lower revenue, be less competitive and otherwise harm our business as we continue to compete with a lower and lower pool of prospective enrollments.
We may not be able to compete successfully against current or future competitors and may face competitive pressures including price pressures that could adversely affect our business or results of operations and reduce our operating margins. These competitive factors could cause our enrollments, revenues and profitability to materially decrease.
COVID-19 has materially and adversely affected our business.
The COVID-19 pandemic caused a significant downturn to the U.S. and global economies for an extended period. Our nursing students include many working nurses who became over stressed due to the healthcare crisis and necessary long hours they had to work. As a result, our attrition rates increased. We also believe nursing students delayed taking courses and also enrollments were adversely affected.
All of these factors and remote work inefficiencies have materially and adversely affected our results of operations.

If we are unable to successfully execute our growth strategy of opening new nursing campuses, our results of operations and future growth could be materially and adversely affected.

In addition to its two existing campus locations in Phoenix, the Company opened two additional new metro locations in fiscal year 2021 (Austin and Tampa) and opened two new locations in fiscal year 2022 (Nashville and Atlanta). Opening new campus locations will require us to obtain appropriate state and accrediting agency approvals and to comply with any requirements from those agencies related to a new location. Adding new locations will also require significant financial investments, including capital improvements, human resource capabilities, and new clinical placement relationships. If we are unable to obtain the required approvals, attract sufficient additional students to new campus locations, offer programs at new campuses in a cost-effective manner, identify appropriate clinical placements, or otherwise manage effectively the operations of newly established campus locations, our results of operations and financial condition could be materially and adversely affected.

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
Our future growth and profitability will depend in large part upon our media performance, including our ability to:
•Maintain and grow our nursing programs including Aspen University’s BSN Pre-Licensure hybrid online/campus program; USU’s MSN-FNP program; Aspen University’s legacy Baccalaureate, Master’s and Doctoral online degree programs; and USU's legacy Baccalaureate and Master's degree programs;
•Select communities which have excess demand for nursing students interested in an on-campus model. In this respect, we are uncertain if our commercial experience in Phoenix can be replicated in other metros. To date we have not had the same enrollment results in Austin, Tampa, or Nashville; and Atlanta began enrollments in February 2022; Further, enrollments in Tampa have been much lower than expected due to students in Florida preferring Associate-level, 2-year nursing degree programs versus Bachelor-level pre-licensure programs;
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

Further as a result of our cash needs, we will not be able to expand BSN Pre-Licensure program beyond Atlanta until we improve our operating results.

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected. Further, as disclosed earlier in this Report and Item 7, we are purposely slowing our growth rate and re-allocating marketing expenses. We may not achieve the results anticipated for a number of reasons including any future recession, unanticipated regulatory actions, the impact of COVID-19 on nurse enrollments and any adverse reaction of potential students who learn of the regulatory actions in Arizona.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon our business.
As a result of the Russian invasion of Ukraine, certain events have affected the global and United States economy including increased inflation, substantial increases in the prices of oil and gas and other goods, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. In addition, in the U.S. the Federal Reserve has begun raising interest rates sharply, the continuation of which could lead to a recession. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect our business but the impact may be adverse. If the U.S. or global economy enters a recession, one possible if not probable result could be reduced spending by individuals on higher education, which could materially and adversely affect us.

If our assumptions with respect to our long-term accounts receivable prove to be inaccurate, we may be required to take a charge to our Allowance for Doubtful accounts and incur a material non-cash charge to earnings.

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $10,249,833 at April 30, 2021 to $11,406,525 at April 30, 2022. The primary component consists of students who make monthly payments over 36, 39 and 72 months. The average student completes their academic program in 30 months, therefore most of the Company’s accounts receivable are short-term. However, when students graduate earlier than the 30-month average completion duration, and as students enter academic year two of USU’s MSN-FNP 72-month payment plan, they all transition to long-term accounts receivable when their liability increases to over $4,500. Our ability to collect the sums owed directly by students in contrast to the federal government or other third parties is directly tied to the future ability of students to pay us and their other obligations stemming from a variety of factors including the impact of any economic decline in the United States, the students’ individual and family financial conditions, including unemployment and under-employment, health issues which affect students, and/or family members and whether students continue with their courses or cease taking courses. Due to inflation, Federal Interest rate hikes and other factors, many market analysists predict a recession is probable later in 2022 or 2023, which would diminish the spending power of prospective students, as well as possibly reduce demand for our offerings due to a weakened labor market. Further if we experience a recession, it is possible that we will face more difficulty in collecting our accounts receivable from students and former students.

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
We experienced a reduction in enrollments year-over-year, and if we are unable to change the trend in future periods, our results of operations and prospects, and your investment in us, could be materially adversely impacted.

On a Company-wide basis, new student enrollments were down 14% year-over-year, primarily as a result of three factors: (1) Aspen University dropped advertising spend in the BSN pre-licensure program in the Phoenix metro down to a maintenance spend, causing enrollments in that metro to drop, and subsequently stopped enrollments in Phoenix starting in Q4 of fiscal 2022, (2) enrollments at USU were down 1% year-over-year given the impact of the ongoing COVID-19 pandemic as prospective nursing post-licensure students continue to delay their education goals on a short-term basis as they continued to care for COVID patients, and (3) Aspen University saw a COVID-19 related increase in attrition among current nursing students and a reduction in prospective nursing post-licensure students. Further, due to the probation imposed by the AZ BON, AU’s Arizona pre-licensure locations will continue to contribute to the slowing of enrollment growth or a decline in enrollments. If the trend continues without offsetting reductions in expenses, it could materially adversely impact our business and financial condition, and in turn reduce our common stock price.

If the demand for the nursing workforce decreases or the educational requirements for nurses were relaxed, our business will be adversely affected.

Aspen Group’s primary focus has been the continued growth of enrollment in its nursing programs at both universities. As of April 30, 2022, approximately 86% of our active degree-seeking students were enrolled in our nursing programs. If the demand for nurses or family nurse practitioners does not continue to grow (or declines) or there are changes within the healthcare industry that make the nursing occupation less attractive to learners or reduce the benefits of a bachelor’s or an advanced degree, our enrollment and results of operations will be adversely affected.

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
•The failure to collect our growing accounts receivable;
•The inability to expand our monthly payment program due to working capital requirements;
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
•Litigation or regulatory investigations including those arising in Arizona that may damage our reputation; and
•Difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve.
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

The growth that we have experienced as well as any future growth that we may experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. We have experienced growth at Aspen University over the last several years and USU has grown significantly since we acquired it, although in the fiscal years 2021 and 2022 our growth has declined primarily as a result of the COVID-19 pandemic, reduced marketing spending and regulatory challenges. Further, we have less experience in managing our hybrid programs and anticipate substantial growth from this business. Managing multiple campuses in many locations will pose operational challenges which may impact our ability to manage our business with the same level of effectiveness as we achieved in the past fiscal years. If growth negatively impacts our ability to manage our business, the learning experience for our students could be adversely affected, resulting in a higher rate of student attrition and fewer student referrals. Future growth will also require continued improvement of our internal controls and systems, particularly those related to complying with federal regulations under the Higher Education Act, as administered by the DOE, including as a result of our participation in federal student financial aid programs under Title IV. If we are unable to manage our growth, we may also experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

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
Our future success depends, in part, on our ability to attract and retain key personnel. Our future also significantly depends on the continued services of Mr. Michael Mathews, our Chief Executive Officer. We also rely upon Mr. Matthew LaVay, our Chief Financial Officer, Mr. Gerard Wendolowski, our Chief Operating Officer and Dr. Cheri St. Arnauld, our Chief Academic Officer, all of whom are important to the management of our business and operations and the development of our strategic direction and would also be difficult to replace. We have a $3 million key man life insurance policy on Mr. Mathews. The loss of the services of Mr. Mathews and other key individuals and the process to replace these individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we are unable to attract and retain our faculty, administrators, management and skilled personnel, we may not be able to support our operations.

To maintain our operations and to execute our growth strategy, we must attract and retain highly qualified faculty, administrators, management and skilled personnel. Competition for hiring these individuals is intense, especially with regard to faculty in specialized areas. If we fail to attract new skilled personnel or faculty or fail to retain and motivate our existing faculty, administrators, management and skilled personnel, our business and growth prospects could be severely harmed. Further, we have moved to a new hybrid model focused on using full-time faculty members in addition to adjunct or part-time faculty. These efforts may not be successful resulting in the loss of faculty and difficulties in recruiting. Further, we cannot predict the effect of our recent layoffs on our retained staff. Our remaining employees may be fearful of being laid off or be concerned over whether we may remain operational. Accordingly, we may sustain a further decline in our employees which could adversely affect the services we provide.
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

The use and storage of data, files, and information on our websites and those of our third-party service providers concerning, among others, student information is essential to their enrollment in our schools. Laws and regulations relating to privacy, data protection, information security, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other regulations or our current practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable us to comply with applicable privacy and security requirements in our collection, use, and transmittal of data, but these features do not ensure our compliance and may not be effective against all potential privacy concerns. In particular, as a United States company, we may be obliged to disclose data pursuant to government requests under United States law. Compliance with such requests may be inconsistent with local laws in other countries where our students reside. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, whether federal, state, or international, could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, students, users of our website, third party service providers, or others, or may require us to change our operations and/or cease using certain types of data. Any such claims, proceedings, or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, result in adverse publicity, distract our management, increase our costs of doing business, result in a loss of students and/or third-party service providers, and result in the imposition of monetary penalties.

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

At least 35 states and the District of Columbia introduced or considered almost 200 consumer privacy bills in 2022. More and more states will continue to enact similar laws. Proposed federal legislation, like the American Data Privacy and Protection Act, will likely continue to be debated and, at some point, enacted in some form.

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

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. However, U.S. federal, U.S. state, and international laws and regulations regarding privacy and data protection, including the CCPA and CPRA are rapidly evolving and may be inconsistent and we could be deemed out of compliance with such laws and their interpretations. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services and reduce overall demand for them. Furthermore, any changes in such laws and regulations or a change or differing interpretation or application to our business of the existing laws and regulations, GDPR, could also hinder our operational flexibility, raise compliance costs and, particularly if our compliance efforts are deemed to be insufficient, result in additional historical or future liabilities and regulatory scrutiny for us, resulting in adverse impacts on our business and our results of operations.

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
On March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which will go into effect on January 1, 2023. The VCDPA, creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. That law applies to all persons that conduct business in Virginia which (i) control or process personal data of at least 100,000 consumers, or, (ii) derive over 50% of gross revenue from the sale of personal data and control or process personal data of at least 25,000 consumers. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA), which will go into effect on July 1, 2023. This additional legislation addresses consumers’ rights to privacy, companies’ responsibility to protect personal data, and authorizes the state to take enforcement action for violations. Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Section 6(3) of a Connecticut statute signed May 10, 2022, states a data controller shall “establish, implement and maintain reasonable administrative, technical and physical data security practices to protect the confidentiality, integrity and accessibility of personal data appropriate to the volume and nature of the personal data at issue.” The effective date for that law is July 1, 2023. Utah’s Consumer Privacy Act provides consumers the right to know what personal data a business collects, how the business uses the personal data, and whether the business sells the personal data. The effective date is December 31, 2023. Additionally, Maine recently enacted the Data Collection Protection Act, creating the Maine Data Collection Protection Act, which prohibits data collectors from collecting and aggregating, selling, or using specific types of public documents or information. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts.
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
Due to the growing budgetary problems facing state and local governments, it is possible that governments might attempt to tax our activities. New or revised tax regulations may subject us to additional sales, income and other taxes. In 2018 the United States Supreme Court ruled that states can tax the sale of goods sold to residents of their respective state. In the wake of the Court’s decision, 45 states and the District of Columbia impose sales taxes on remote business. Although the effective date of these new state taxes vary by state, all collection requirements are expected to be in effect by January 1, 2023. Moreover, the minimum thresholds for the taxes to apply varies by state and ranges $100,000 and $500,000. In addition to monetary threshold requirements, some states also require transaction threshold requirements that range from 100 to 200 transactions. The decision also allows local governments to collect sales tax, per the United States Government Accountability Office; of the 45 states with sales tax 37 also have local sales taxes.
While we are still evaluating the potential impact of these developments, including whether these states are intended to tax educational services, the new or revised tax requirements are expected to increase the cost of doing business online which could have an adverse effect on our business and results of operations. In addition to the direct added costs from any applicable taxes, we may need to establish systems and procedures to track the volume and monetary value of our course offerings and material sales on a state-by-state basis, and, when necessary, collect and remit taxes on behalf of the states, and potentially consult with tax or other experts to monitor and oversee compliance efforts with respect to certain state and local sales tax provisions, which can also be costly. These developments, including any potential failure by us to pay the required tax in a state or locality in which we are deemed to do business, could have an adverse consequences on our operations and financial condition.

Our business is subject to the risks of earthquakes, hurricanes, tornadoes, fires, power outages, floods and other catastrophic events, any of which may adversely affect our business and results of operations.

Our business, including our brick and mortar campuses, may experience business interruptions resulting from natural disasters such as earthquakes, hurricanes, tornadoes, floods, fires or significant power outages. In addition to our largest office facility and two locations in Phoenix, AZ, we presently have locations in San Diego, CA, Austin, TX, Tampa, FL, Nashville, TN, and Atlanta, GA, which are susceptible to weather related problems. These events could cause us to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our goodwill and intangible assets on our consolidated balance sheet arising from the USU acquisition become impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.
As a result of our acquisition of USU, we recorded approximately $5 million of goodwill and $7.9 million of intangible assets which are currently shown as assets on our consolidated balance sheet at April 30, 2022. Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill and intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine that an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined.
Risks Related to the Regulation of Our Industry
If we fail to comply with the extensive regulatory requirements for our business, we could face penalties and significant restrictions on our operations, including loss of access to Title IV Program funds.
We are subject to extensive regulation by (1) the federal government through the DOE under the HEA/HEOA, (2) state regulatory bodies and (3) accrediting agencies recognized by the DOE, including the DEAC and WSCUC, institutional accrediting agencies recognized by the DOE. In addition, the U.S. Department of Defense and the U.S. Department of Veterans Affairs regulate our participation in the military’s tuition assistance program and the VA’s veteran's education benefits program, respectively. The laws, regulations, standards and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to add new or expand existing educational programs and to change our corporate structure and ownership.
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
Our operations are also subject to regulation due to our participation in Title IV Programs which are administered by the DOE and include loans made directly to students by the DOE and several grant programs for students with economic need as determined in accordance with the HEOA and the DOE regulations. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the U.S. Secretary of Education and be certified as an eligible institution by the DOE. Our growth strategy is partly dependent on being able to offer financial assistance through Title IV Programs as it may increase the number of potential students who may choose to enroll in our programs. Our highest long-term value program, Aspen University’s BSN Pre-Licensure nursing program, which only offers a monthly payment program for the first year of each program, make these students dependent upon Title IV or other payment options in order to continue their education.
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
If we do not maintain authorization in Arizona, Florida, Texas, Tennessee, Georgia and California and future states where we plan to have campuses, our operations would be curtailed, and we would not be able to grant degrees.
Aspen University is headquartered in Arizona and is authorized by the Arizona Board to grant degrees, diplomas or certificates. Aspen’s BSN Pre-Licensure hybrid program is authorized by the Texas Board, Tennessee Commission, Georgia Commission and Florida Commission. If Aspen were to lose its authorization from the Arizona Board, Texas Board, Tennessee Commission, Georgia Commission or Florida Commission, Aspen would be unable to provide educational services in Arizona, Texas, Tennessee, Georgia and Florida and would lose its access to accreditation and eligibility to participate in the Title IV Programs. USU is headquartered in California and is authorized by the California Bureau to grant degrees, diplomas or certificates. If USU were to lose its authorization from the California Bureau or Arizona Board, it would be unable to provide educational services in California and would lose access to accreditation and its eligibility to participate in the Title IV Programs. See the risk factor relating to our operations in Arizona at page 23.

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

Moreover, in the event we are found not to be in compliance with a state’s new or existing requirements for offering distance education within that state, the state could seek to restrict one or more of our business activities within its boundaries, we may not be able to recruit students from that state, and we may have to cease providing service to students in that state. In addition, a state may impose penalties on an institution for failure to comply with state requirements related to an institution’s activities in a state, including the delivery of distance education to persons in that state. In addition, if Aspen University is unable to re-join or is found not to be in compliance with applicable eligibility criteria, including requirements related to financial responsibility that require institutions to maintain a composite score of 1.0 or higher, Aspen University could become ineligible to participate in interstate reciprocity programs such as SARA. Even if Aspen University again participates in SARA as discussed on Page 8, if Aspen University fails to meet such eligibility criteria and can no longer participate in SARA or similar programs, Aspen University would need to comply with each state’s requirements for offering distance education in that state, which could lead to disruptions in enrollments and operations and additional costs while Aspen University obtains any necessary authorizations. Further, the required criteria could be altered in a manner rendering it more costly or difficult for us to comply, which would jeopardize our ability to operate as we have historically or as planned.

If the DOE determines that borrowers of federal student loans who attended our institutions have a defense to repayment of their federal student loans, our institution’s repayment liability to the DOE could have a material adverse effect on our enrollments, revenues and results of operations.

The DOE’s 2016 BDTR regulations, effective for federal Direct Loans disbursed between July 1, 2017, and June 30, 2020, as well as the new 2019 BDTR Rule, effective for loans disbursed after July 1, 2020, as well as the anticipated 2022 version of the BDTR, provide borrowers of loans under the Direct Loan program a defense against repayment under certain circumstances outlined in each rule. In the event the borrower’s defense against repayment is successful, DOE has the authority to discharge all or part of the student’s obligation to repay the loan and may require the institution to repay to DOE the amount of the loan to which the defense applies.
Under the 2016 BDTR Rule, there are three grounds for a borrower defense to repayment claim, for loans disbursed between July 1, 2017 and June 30, 2020: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. Claims based on a court judgment or claims to assert a defense against loan payments that are still due can be made any time (with no statute of limitations), while other claims (such as to recoup loan funds already repaid to DOE) must be made within six years. For loans disbursed after July 1, 2020, the basis for a BDTR claim will be limited to a misrepresentation claim, under the DOE’s 2020 definition, and generally, the claim must be made within three years of the borrower’s last date of enrollment. As noted under “Regulations” on page 13, the 2022 version of the Rule is currently with OIRA/OMB and is not public. However, based on information available to us regarding the 2021 negotiations we believe that the new BDTR rule will likely expand the bases for borrower claims to include the original three bases from the 2016 BDTR Rule, as well as additional bases. Additionally, DOE indicated it wanted to apply the new BDTR rules to all borrower defense claims to alleviate the challenge of trying to process claims under multiple versions of the Rule. The DOE also indicated it planned to update definitions, reinstitute the group claim process, and remove all statutes of limitations on borrower claims, as long as borrowers still have an outstanding balance on a Direct Loan.

Claim resolution process: Under the 2016 Rule, the DOE has also given itself authority to process claims on a group basis, and to take the initiative to create groups and include borrowers who have not filed a claim. Borrowers who file successful claims may have their loans forgiven in whole or in part, with the DOE reserving the right to calculate the amount of forgiveness in various ways. As noted above, the 2019 BDTR Rule removed the group claim option, and the discussion proposal provided during negotiated rulemaking in late 2021 would add the group claim process back into the Rule.

For debts relieved for individual borrowers, the prior regulations and the pending proposal give the DOE the authority to initiate a proceeding to seek repayment from the institution for any loan amounts forgiven.

If the DOE determines that borrowers of Direct Loan program loans who attended Aspen University or USU have a defense to repayment of their Direct Loan program loans based on our acts or omissions, the repayment liability to the DOE could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, excessive BDTR claims could become a “financial trigger” under the Financial Responsibility regulations, based on the proposal discussed during negotiated rulemaking. In such circumstances, the DOE could determine that we are not financially responsible, resulting in a requirement that we post an additional letter of credit, possible negative impacts on the status of our Title IV program participation agreement, additional reporting, growth limitations, and a change to a more stringent funding process, such as Heightened Cash Monitoring II or “reimbursement.”

The financial responsibility regulations include numerous operational or financial events that would potentially indicate that the institution will have difficulty meeting its financial or administrative obligations. If one of the enumerated triggering events occur, the institution is required to report to DOE according to the reporting requirements included in the regulation. We fully expect the list of triggers will grow substantially in the anticipated 2022 BDTR Rule.

For certain of the triggers, the DOE assesses the potential liability or fiscal impact reported and recalculates the institution’s composite score. If the institution’s composite score drops below 1.0, the DOE may require the institution to provide additional surety to continue Title IV participation. The regulations (both current and expected) also include “discretionary trigger” events or conditions that institutions must report, and which the DOE will review to determine whether they are reasonably likely to have a materially adverse effect on the institution’s fiscal or operational condition.

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

If Aspen University or USU were to experience an event that the DOE determines is an indication that either institution is not financially responsible, we could be forced to post letter(s) of credit which could have material adverse effects on our financial condition, results of operations and cash flows.

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
During the 2021 negotiated rulemaking, the DOE indicated its intent to reinstate the 2016 prohibition on the use of pre-dispute arbitration and class actions waivers as enrollment contract conditions. It is unclear whether this proposal was included in the packages that have been sent to OIRA/OMB, as it was negotiated separately instead of as an element of the BDTR rules, as had been the case in prior rounds.

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
We must regularly reestablish our eligibility and certification to participate in the Title IV Programs, and there are no assurances that the DOE will recertify us to participate in the Title IV Programs.
An institution generally must seek re-certification from the DOE at least every six years and possibly more frequently depending on various factors. In certain circumstances, the DOE provisionally certifies an institution to participate in Title IV Programs, such as when it is an initial participant in Title IV Programs or has undergone a change in ownership and control.

On May 14, 2019, United States University was granted temporary provisional approval to participate in the Title IV Programs and had a program participation agreement reapplication date of December 31, 2020, which it met. As part of the provisional approval, USU posted a letter of credit in the amount of $255,708 which was funded by AGI. USU was notified that amount would be reduced to $9,872 and that the reduced amount would remain in effect for the duration of the provisional approval. On May 6, 2022, the DOE fully certified USU and issued a new Program Participation Agreement, effective through December 31, 2025, thereby removing the provisional status of its participation. USU is working with the DOE to address the outstanding LOC.
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

If the DOE does not ultimately approve an institution's recertification to participate in Title IV Programs, students would no longer be able to receive Title IV Program funds. If this scenario were to affect us, it would have a material adverse effect on our enrollments, revenues and results of operations. In addition, regulatory restraints related to the addition of new programs or substantive change of existing programs or imposition of an additional letter of credit could impair our ability to attract and retain students and could negatively affect our financial results.
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

An institution whose rate exceeds 90% for any single fiscal year is placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the U.S. Secretary of Education. We must monitor compliance with the 90/10 rule by both Aspen University and USU. Failure to comply with the 90/10 rule for one fiscal year may result in restrictions on the amounts of Title IV funds that may be distributed to students; restrictions on expansion; requirements related to letters of credit or any other restrictions imposed by the DOE. Failure to comply with the 90/10 rule for one year is also considered a triggering event under the BDTR Rules. Additionally, if we fail to comply with the 90/10 rule for two consecutive years, we will be ineligible to participate in Title IV Programs and any disbursements of Title IV Program funds made while ineligible must be repaid to the DOE.
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

The 90/10 Rule was one of the few items during the 2021/2022 Negotiated Rulemaking that reached consensus; however, the proposed rule is currently with OIRA/OMB and is not yet public. The changes agreed to by the negotiators did not clearly address how federal funds through programs outside of those available to veterans and the military would be counted, but it was clear that the intent is for GI Bill and any funds provided by the Department of Defense to be moved to the “90 side” of the equation.

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

A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw or reduce their enrollment status in their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days after the date the school determines that the student has withdrawn. Under the DOE regulations, institutions that use the last day of attendance in an academically related activity must determine the relevant date based on accurate institutional records (not a student’s certificate of attendance). This definition was further refined in the September 2, 2020, Final Rule and for online classes, “academic attendance” means engaging in an academically-related activity, such as participating in an asynchronous class through an online discussion, a study group, an interactive tutorial, or initiating contact with a faculty member to ask an academic question; simply logging into an online class does not constitute “academic attendance” for purposes of the return of funds requirements or engagement in an academic course. The September 2, 2020 Final Rule also included an update to the determination of a withdrawn student and the calculation of a refund under a term-based modular calendar. Under the DOE regulations, late return of Title IV Program funds for 5% or more of students sampled in connection with the institution’s annual compliance audit or a program review constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to repay Title IV funds, post a letter of credit in favor of the DOE or otherwise be sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. This may have an impact on our systems, our future operations and cash flows. There is a risk that there may be a misinterpretation of these new rules resulting in late or incorrectly calculated refunds. After we acquired USU, we learned that its predecessor failed to comply with the prior Rule. As a result, we were required to post a $71,634 letter of credit which has been reduced to $9,872.
If we fail to ensure that the delivery of our distance education programs supports regular and substantive interaction between students and instructors, our distance education programs could be considered “correspondence courses” which could make those programs ineligible to participate in the Title IV Programs.
The DOE distinguishes between distance education and correspondence courses. Distance education involves the delivery of instruction to students who are separated from the instructor, which supports regular and substantive interaction between the students and the instructor, and this is a key distinguishing feature of a distance education course. Correspondence courses do not involve regular and substantive interaction between the students and the instructor. An institution is not eligible to participate in the Title IV Programs if 50% or more of its students were enrolled in correspondence courses or more than 50% of its courses are correspondence during its latest completed award year, making it important for the schools’ distance education to involve regular and substantive interaction. If Aspen and USU distance education courses do not include sufficient documented regular and substantive interaction, they could be considered correspondence courses, and we would need to refund all Title IV aid received by the university back to the start of the award year after the 50% threshold was reached.
New regulations focused on regular and substantive interaction, as well as other elements of distance education, became effective on July 1, 2021. Included in those regulations were updated definitions, including an amendment to the definition of distance education, and examples of what the DOE will consider sufficiently regular, i.e. scheduled, interactions with faculty, academic engagement, and assessment and monitoring of student success. The updates did not require us to make material changes to our programs or delivery methodology.

If we fail to demonstrate “financial responsibility,” Aspen University and USU may lose their eligibility to participate in Title IV Programs or be required to post a letter of credit in order to maintain eligibility to participate in Title IV Programs.
To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions, such as additional reporting requirements or regulatory oversight, on its participation in Title IV Programs. Effective July 1, 2020, the DOE has updated the triggering events and factors it considers when evaluating whether an institution is financially responsible, which may render compliance more difficult or costly in the future, and we expect that the current rulemaking process will yield additional factors that the DOE will consider in its assessment of financial responsibility; however, as noted above, the financial responsibility regulatory package is not expected to be completed in time for a July 2023 effective date. The DOE may also apply its measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to meet alternative standards for continued participation in the Title IV Programs. Any of these alternative standards would increase our costs of regulatory compliance. If we were unable to meet these alternative standards, we would lose our eligibility to participate in Title IV Programs. If we fail to demonstrate financial responsibility and thus lose our eligibility to participate in Title IV Programs, our students would lose access to Title IV Program funds for use in our institutions, which would limit our potential for growth and adversely affect our enrollment, revenues and results of operations.
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
Administrative capability was also a topic in the 2021/2022 rulemaking process. The issue paper discussed by negotiators included substantial updates to these provisions, including additional requirements around financial aid counseling and disbursement of funds, compliance with other areas of the HEA and Title IV regulations such as GE, BDTR, and 90/10, ensuring appropriate documentation of high school completion, ensuring sufficient clinical placements for students requiring such training, and offering career services to students enrolled in GE programs. This package is not yet at OIRA/OMB, as far as we know, and any text developed for a proposed rule is not yet public. We expect the DOE will try to submit this proposed rule to the appropriate White Offices soon, in an attempt to meet the Master Calendar timeline.
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
The DOE regulations provide that an institution’s participation in Title IV Programs ends when historical default rates reach a certain level in a single year or for a number of years. Because of our limited experience enrolling students who are participating in these programs, we have limited historical default rate information. Relatively few students are expected to enter the repayment phase in the near term, which could result in defaults by a few students having a relatively large impact on our default rate. If Aspen University or USU loses its eligibility to participate in Title IV Programs because of high student loan default rates, our students would no longer be eligible to use Title IV Program funds in our institution, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations. In addition, high default rates were included in the updated list of “financial triggers” as well as an element of administrative capability, discussed during negotiated rulemaking.
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
In recent years, the U.S. Congress has increased its focus on for-profit education institutions, including with respect to their participation in the Title IV Programs, and has held hearings regarding such matters. In addition, the GAO released a series of reports following undercover investigations critical of for-profit institutions. We cannot predict the extent to which, or whether, these hearings and reports will result in legislation, further rulemaking affecting our participation in Title IV Programs, or more vigorous enforcement of Title IV requirements. Moreover, with the HEA pending reauthorization a new administration, political considerations could impact Title IV funding as well as the treatment of for-profit education in future legislation. As noted above, the Biden administration has formulated a very aggressive schedule of rulemaking in 2021 and 2022, with the intent to rewrite the numerous regulations.

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

•Our failure to solve our liquidity risks;
•Our failure to resolve our Arizona regulatory issues;
•A decline in our growth rate including new student enrollments and class starts;
•Our failure to generate increasing material revenues;
•Our failure to meet our forecasts relating to our future operating performance;
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
•Short selling activities;
•Any future non-compliance with Nasdaq rules or actions taken by the company in response; or
•Changes in market valuations of similar companies.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
As of April 30, 2022, we lease approximately 191,328 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and the New Brunswick Province in Canada. Our lease expense for the fiscal year ending April 30, 2022 was $3,868,333.
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
On April 6, 2022, Aspen was served with a class action claim in Arizona Superior Court, alleging violations of the Arizona Consumer Fraud Act and Unjust Enrichment, based on the class representative’s claims that Aspen misstated the quality of its pre-licensure nursing program. This complaint was likely in response to the AZ BON actions against Aspen relating to the program, as outlined above. At this time, the only action taken by Aspen was to file for change of venue. The size of the potential class is not yet known.

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
On July 21, 2021, the bankruptcy trustee paid the Company $498,120 based on assets available in the trust, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329 against the payment received as settlement in the first quarter of fiscal year 2022 and recorded a gain. No further assets are available for distribution. At some point, the New York state court litigation may resume.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on The Nasdaq Global Market under the symbol “ASPU”.
The last reported sale price of our common stock as reported by Nasdaq on July 22, 2022 was $1.23. As of that date, we had 104 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
Key Terms
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:
Operating Metrics
•Lifetime Value ("LTV") - is the weighted average total amount of tuition and fees paid by every new student that enrolls in the Company’s universities, after giving effect to attrition.
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
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. We engage non-direct response advertising activities, which are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity and are included in cost of revenue.
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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to EBITDA for the fiscal years 2022 and 2021.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP – Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the fiscal years 2022 and 2021.
Company Overview
Aspen Group, Inc. is an education technology holding company. It operates two universities, Aspen University Inc. ("Aspen University" or "AU") and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high growth nursing profession. As of April 30, 2022, 11,522 of 13,334 or 86% of all active students across both universities are degree-seeking nursing students. Of the students seeking nursing degrees, 9,562 are RNs studying to earn an advanced degree, including 6,672 at Aspen University and 2,890 at USU. In contrast, the remaining 1,960 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros.
Aspen University has been offering a monthly payment plan that is available to all students across every online degree program offered, since March 2014. The monthly payment plan is designed so that students will make one fixed payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU has been offering monthly payment plans since the summer of 2017. Today, USU monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Master of Science in Nursing-Family Nurse Practitioner (“FNP”) program ($375/month).
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
AGI Student Population Overview

AGI's active degree-seeking student body at AU and USU, declined 4% year-over-year to 13,334 from 13,886. AU's total active student body decreased by 8% year-over-year to 10,225 from 11,117. On a year-over-year basis, USU's total active student body grew by 12% to 3,109 from 2,769. The chart below shows five quarters of active student body results.

Students seeking nursing degrees were 11,522, or 86% of total active students at both universities. Of the students seeking nursing degrees, 9,562 are RNs studying to earn an advanced degree, including 6,672 at Aspen University and 2,890 at USU. In contrast, the remaining 1,960 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. The BSN Pre-Licensure program student body decreased from 2,382 to 1,960 year-over-year or 422 students as a result of the enrollment stoppage in the Phoenix metro.

The chart below shows the breakdown by university nursing students versus total students.
AGI New Student Enrollments
New student enrollments at AU decreased year-over-year by 37% and at USU by 11% year-over-year. New student enrollments were primarily impacted by the enrollment stoppage at our Phoenix pre-licensure campuses, and the reduction in marketing spend in Q4 Fiscal 2022 by $1 million over the prior quarter (the spend decrease was directed to AU’s online nursing degrees based on the Aspen 2.0 spend reallocation initiated one year ago).

New student enrollments for the past five quarters are shown below:

	New Student Enrollments by Quarter
	Q4'21	Q1'22	Q2'22	Q3'22	Q4 2022
Aspen University	1,593	1,601	1,750	1,301	1,010
USU	589	675	630	481	525
Total	2,182	2,276	2,380	1,782	1,535
Bookings Analysis and ARPU
On a year-over-year basis, Fiscal 2022 Bookings decreased 16%, to $120.6 million from $143.4 million in the prior year. As previously discussed, the proactive Phoenix pre-licensure enrollment reduction, planned post licensure marketing reductions and the recent COVID surge caused Bookings to decrease year-over-year.
On a year-over-year basis, Q4 Fiscal 2022 ARPU decreased 2% from the prior year period due primarily to a decrease in bookings at Aspen University in the Phoenix metro of the pre-licensure program.

	FY '21 Enrollments	FY '21 Revenue Bookings[1]	FY '22 Enrollments	FY '22 Revenue Bookings[1]	% Change Total Bookings & ARPU
Aspen University	6,975	$101,560,950	5,662	$79,418,100
USU	2,346	41,805,720	2,311	$41,182,020
Total	9,321	$143,366,670	7,973	$120,600,120	(16)%

ARPU[1]		$15,381		$15,126	2%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
During the Fiscal 2022, the Company continued to focus its growth capital almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs.
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
Aspen’s BSN Pre-licensure program provides students with opportunities to become a BSN-educated nurse and learn the essential skills needed to practice as a professional registered nurse (RN). Skills lab, clinical simulation, seminars and community-based clinical experiences anchor the curriculum. Upon completion of their studies, students are eligible to take the National Council Licensure Examination (NCLEX) in the state or territory in which they choose to practice (the NCLEX is the national registered nurse examination used by all states for potential registered nursing licensure). Students provide their state board of nursing applicable forms to the School of Nursing and Health Sciences, which completes them on behalf of the individual student, and take the exam in the state in which they choose to practice. Upon passing the NCLEX, students then work with their state Board of Nursing to finalize their professional licensure.
We designed this program for students who do not currently hold a state registered nurse license and have little to no prior nursing experience. For students with no prior college credits, the total cost of attendance is $52,175 ($41,445 Tuition, $10,730 Fees), not including textbooks.
Phoenix, AZ Locations
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
Aspen University voluntarily suspended new student enrollments and the formation of new cohorts immediately (starting with February 2022 cohort) after receiving guidance from the Arizona State Board of Nursing at its January 28, 2022 meeting. It is now in a probationary period under the Consent Agreement with the Arizona State Board of Nursing wherein certain conditions must be met before new cohorts can again begin to be formed, including maintaining a minimum 80% NCLEX first-time pass rate each quarter for four consecutive quarters, as more particularly described in Item 1 – Business on page 1 under “Arizona State Board of Nursing Probation.” We will not form any additional nursing cohorts in the Phoenix metropolitan area without completing the probationary period and receiving prior approval from the Arizona State Board of Nursing. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona.
Our Pre-Licensure locations that opened outside of Arizona were launched with curricular improvements, a NCLEX test prep product and NCLEX coaches in place and these new cohorts have been required to have higher incoming GPA requirements and have been subject to stiffer requirements relative to HESI A2 entrance exam scores, among other requirements outlined in the competitive evaluation process for the core nursing program. As a result, these cohorts are expected to deliver first-time NCLEX pass rates that comply with each state’s requirements. Although three of these locations are in smaller Tier-two metros, each metro is experiencing high population growth rates that are expected to increase the long-term demand for nursing degrees.
Atlanta, GA

On January 20, 2022, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure location in Atlanta, Georgia. The Atlanta site was occupied by the University of Phoenix, located at 859 Mt. Vernon Highway NE, Suite 100, which is situated just off Interstate 285 in the Sandy Springs suburb in the inner ring of Atlanta. Aspen University began enrolling first-year Pre-Professional Nursing (“PPN”) students in Atlanta in February 2022, and expects to enroll Nursing Core students (Years 2-3) in Fall 2022.
Austin, TX
Aspen University’s BSN Pre-Licensure program in Austin is based in the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,362 cars per day. Aspen University's initial PPN enrollments began on the September 29, 2020 start date and the first core cohort began in February 2021.
Tampa, FL
Aspen University’s BSN Pre-Licensure program in Tampa is located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Aspen University's initial PPN enrollments began on the December 8, 2020 start date and the first core cohort began in June 2021.
Nashville, TN
Aspen University’s BSN Pre-licensure program in Nashville is located at 1809 Dabbs Ave. The campus is within easy access of Intersection of Interstate 40 and the 155, near the Sonesta Nashville Airport. On April 27, 2021, Aspen University began to enroll first-year PPN students in Nashville, Tennessee. The first core cohort began in June 2021.
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
While MSN-FNP lab hours have been done at USU’s San Diego facility through the end of calendar year 2020, the rapid growth of the MSN-FNP program has caused AGI to open two additional immersion locations in 2021. Specifically, the Company built-out additional suites on the ground floors at our main facility in Phoenix (by the airport) and our location in Tampa, FL. Consequently, students now have the option to attend their weekend immersions at three different metro locations: San Diego, Phoenix and Tampa.
Accounts Receivable - Monthly Payment Plan ("MPP")
The Company offers several payment options to its students including a monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At April 30, 2022, Gross MPP accounts receivable was 83% of total gross accounts receivable. Of the Gross MPP accounts receivable, approximately 50% was generated at each AU and USU.
The Monthly Payment Plan is a private education loan with a 0% fixed rate of interest (0% APR) and no down payment. Each month the student will make one payment of $250, $325, $350 or $375 (depending on the program) until the program is paid for. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan. The MPP is designed so students can build the cost of their degree into their monthly budget.
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

As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $10,249,833 at April 30, 2021 to $11,406,525 at April 30, 2022. These are MPP students who make monthly payments over 36, 39 and 72 months. Generally, students in the USU MSN-FNP program make payments over the 72 month period, and as a result, a portion of the impact of USU's 72-month payment plan becomes long-term accounts receivable.

Accounts receivable is considered short-term to the extent the remaining payments are 12 months or less. Payments due in greater than 12 months are considered long-term. Here is a graphic of both short-term and long-term receivables, as well as contractual value:

A	B	C
The portion of remaining payments owed for classes taken under a monthly payment plan due in 12 months or less	The portion of remaining payments owed for classes taken under a monthly payment plan due in greater than 12 months	Expected future classes to be taken over balance of program.
Short-Term Accounts Receivable	Long-term Accounts Receivable	Not recorded in financial statements
The Sum of A, B and C will equal the total cost of the program.

Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended April 30, 2022 (“Q4 Fiscal 2022”) compared to the three months ended April 30, 2021 (“Q4 Fiscal 2021”), and for the year ended April 30, 2022 (“Fiscal 2022”) compared to the year ended April 30, 2021 (“Fiscal 2021”).
Revenue
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended April 30,		Years Ended April 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	27%	24%	25%	23%
Marketing and promotional costs	18%	22%	21%	21%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	44%	46%	46%	43%
General and administrative	58%	59%	59%	62%
Bad debt expense	2%	3%	2%	3%
Depreciation and amortization	5%	5%	4%	4%
Total operating expenses	109%	112%	112%	112%

Operating loss	(9)%	(12)%	(12)%	(12)%

Other income (expense):
Interest expense	(2)%	—%	(1)%	(3)%
Other income (expense), net	—%	—%	1%	—%
Total other (expense) income, net	(2)%	—%	—%	(3)%

Loss before income taxes	(11)%	(12)%	(12)%	(15)%

Income tax expense	—%	—%	1%	—%

Net loss	(11)%	(12)%	(12)%	(15)%
The following table presents our revenue, both per-subsidiary and total:

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
AU	$12,803,513	$(504,300)	(4)%	$13,307,813	$51,839,354	$3,897,015	8%	$47,942,339
USU	6,574,849	831,586	14%	5,743,263	24,855,012	4,984,831	25%	19,870,181
Revenue	$19,378,362	$327,286	2%	$19,051,076	$76,694,366	$8,881,846	13%	$67,812,520
Q4 Fiscal 2022 compared to Q4 Fiscal 2021
AU revenue decreased 4% in Q4 Fiscal 2022 compared to Q4 Fiscal 2021 due primarily to the Q4 Fiscal 2022 enrollment stoppage at our Phoenix pre-licensure campuses and the material reduction in marketing spend in the AU Nursing + Other unit based on the Aspen 2.0 business plan instituted in Fiscal 2022. The active student body at AU decreased from 11,117 at April 20,2021 to 10,225 at April 30, 2022.
AU entered into a Consent Agreement related to its BSN pre-licensure program in Arizona, in which the AZ BON revoked its approval of AU’s core component of its pre-licensure program in Arizona but simultaneously imposed a conditional stay on the revocation. In June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. However, Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona. Approximately 12% of AU’s enrollments are students in its BSN Pre-Licensure nursing programs at two campus locations in Phoenix. The AU Arizona programs accounted for 19.5% of AGI's consolidated revenue in Fiscal Year 2022 and is projected to decline to approximately 10% of our revenue in Fiscal Year

2023. Our revenue is expected to be lower while the probationary period under the Consent Agreement with the Arizona Board of Nursing is ongoing or if the revocation stay is lifted which would result in our inability to continue BSN pre-licensure program operations in Arizona.

USU revenue increased 14% in Q4 Fiscal 2022 compared to Q4 Fiscal 2021 due primarily to USU's MSN-FNP program, the USU degree program with the highest concentration of students and the highest LTV. The active student body at USU increased from 2,769 at April 20,2021 to 3,109 at April 30, 2022.

Except for the impact of the enrollment stoppage at our Phoenix pre-licensure campuses, the Company expects the majority of its revenue growth in future periods to be derived from Aspen's BSN Pre-Licensure program and USU's MSN-FNP program as we continue prioritizing our highest LTV degree programs to achieve our long-term growth plans.
Fiscal 2022 compared to Fiscal 2021
AU and USU revenue increased 8% and 25% in Fiscal 2022 compared to Fiscal 2021. AU revenue increased year-over-year due primarily to student body increases in the BSN Pre-Licensure program now located in five metros and the AU doctoral online degree program; and the marketing spend reduction in Q4 2022 of $1 million. USU revenue increased due primarily to student body increases described above in the three-month revenue discussion.
Cost of Revenues (exclusive of depreciation and amortization shown separately below)

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$8,601,093	$(120,386)	(1)%	$8,721,479	$35,259,281	$5,805,548	20%	$29,453,733
Q4 Fiscal 2022 compared to Q4 Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for Q4 Fiscal 2022 increased to $5,203,463 or 27% of revenue from $4,577,075 or 24% of revenue for Q4 Fiscal 2021, an increase of $626,388 or 14%. The increase is due to staffing increases in the growing USU FNP program and hiring of new faculty and operations personnel in the newly opened pre-licensure campuses in Austin, Tampa, Nashville and Atlanta.
AU instructional costs and services were 27% and 24% of AU revenue for Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased due primarily to an increase in faculty compensation costs related to the faculty hiring in the BSN Pre-Licensure campus locations and increases in student technology license costs.
USU instructional costs and services were 27% and 25% of USU revenue for Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services have increased due to higher USU immersion costs incurred due to the growth in the MSN-FNP program, which resulted in increased immersions at additional locations with associated faculty and supplies costs.
Marketing and Promotional
Consolidated marketing and promotional costs for Q4 Fiscal 2022 were $3,397,630 or 18% of revenue compared to $4,144,404 or 22% of revenue for Q4 Fiscal 2021, a decrease of $746,774 or 18% of revenue. The decrease of marketing as a percentage of revenue is a result of a planned marketing spend decrease in Q4 Fiscal 2022 to ensure sufficient collateral for a surety bond required by the Arizona State Board for Private Postsecondary Education.
AU marketing and promotional costs represented 18% and 21% of AU revenue for Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively. As a percentage of revenue, marketing and promotional costs decreased due primarily to the planned decrease in marketing spend in Q4 Fiscal 2022.
USU marketing and promotional costs were 11% and 18% of USU revenue for Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively, due to the planned decrease in marketing spend in Q4 Fiscal 2022.

Corporate marketing costs were $358,976 for Q4 Fiscal 2022 compared to $310,415 for Q4 Fiscal 2021, an increase of $48,561 or 16%.
Fiscal 2022 compared to Fiscal 2021
Instructional Costs and Services
Consolidated instructional costs and services for Fiscal 2022 increased to $19,463,085 or 25% of revenue from $15,275,131 or 23% of revenue for Fiscal 2021, an increase of $4,187,954 or 27%. The increases are due primarily to the factors described above in the three-month costs of revenue discussion.
AU instructional costs and services were 25% and 22% of AU revenue for Fiscal 2022 and Fiscal 2021, respectively. As a percentage of revenue, instructional costs and services increased primarily due to the factors described above in the three month discussion.
USU instructional costs and services were 26% and 25% of USU revenue for Fiscal 2022 and Fiscal 2021, respectively.
Marketing and Promotional
Consolidated marketing and promotional costs for Fiscal 2022 were $15,796,196 or 21% of revenue compared to $14,178,602 or 21% of revenue for Fiscal 2021, an increase of $1,617,594 or 11%. The increase of marketing costs is a result of a planned advertising spending increase during Fiscal Year 2022, targeted primarily to our highest LTV programs. Specifically, the majority of the advertising spending increase was directed toward the growing USU MSN-FNP program and the four new pre-licensure metro locations in Austin, Tampa, Nashville and Atlanta. Partially off-setting this increase, in Q4 Fiscal 2022, the Company decreased marketing spend to ensure sufficient collateral for a surety bond required by the Arizona State Board for Private Postsecondary Education.
AU marketing and promotional costs represented 20% of AU revenue for both Fiscal 2022 and Fiscal 2021, respectively. As a percentage of revenue, marketing and promotional costs remained flat.
USU marketing and promotional costs were 16% and 18% of USU revenue for Fiscal 2022 and Fiscal 2021, respectively.
Corporate marketing and promotional costs were $1,353,657 in Fiscal 2022 compared to $1,068,292 in Fiscal 2021, an increase of $285,365 or 27%.
Costs and Expenses
General and Administrative

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
General and administrative	$11,175,725	$(8,956)	—%	$11,184,681	$45,535,001	$3,626,971	9%	$41,908,030

Q4 Fiscal 2022 compared to Q4 Fiscal 2021
Consolidated general and administrative expense for Q4 Fiscal 2022 was $11,175,725 or 58% of revenue compared to $11,184,681 or 59% of revenue for Q4 Fiscal 2021, a decrease of $8,956 or less than 1%. As a percentage of revenue, general and administrative expense remained flat due to increased general and administrative spend at AU's BSN Pre-Licensure and USU MSN-FNP programs, which is comprised of additional headcount, and the related increase in compensation and benefits expense, and increased facilities costs, offset by flat general and administrative spend in corporate.
AU general and administrative expense was 36% of AU revenue for both Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense remained flat.

USU general and administrative costs were 36% and 34% of USU revenue for Q4 Fiscal 2022 and Q4 Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense increased due primarily to additional headcount, and the related increase in compensation and benefits, and increased facilities costs associated with the growing USU MSN-FNP program.

Corporate general and administrative costs were $4.2 million in Q4 Fiscal 2022 and $4.4 million in Q4 Fiscal 2021, a decrease of $0.2 million, or 5%. The decrease was primarily due to planned Corporate cost control.
Fiscal 2022 compared to Fiscal 2021
Consolidated general and administrative expense for Fiscal 2022 was $45,535,001 or 59% of revenue compared to $41,908,030 or 62% of revenue for Fiscal 2021, an increase of $3,626,971 or 9%. The increase in general and administrative expense is related to the factors described below.
AU general and administrative expense was 36% and 34% of AU revenue for Fiscal 2022 and Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense increased due primarily to additional headcount, and the related increase in compensation and benefits, and increased facilities costs associated with our new pre-licensure locations.

USU general and administrative expense was 40% of USU revenue for both Fiscal 2022 and Fiscal 2021, respectively. As a percentage of revenue, general and administrative expense remained flat.

Corporate general and administrative expense was $17.2 million and $17.5 million in Fiscal 2022 and Fiscal 2021, respectively. The decrease was primarily due to planned Corporate cost control.
Bad Debt Expense

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Bad debt expense	$450,000	$(116,540)	(21)%	$566,540	$1,500,000	$(768,540)	(34)%	$2,268,540

For both Q4 Fiscal 2022 compared to Q4 Fiscal 2021 and Fiscal 2022 compared to Fiscal 2021, bad debt expense decreased as a percentage of total revenue. Based on our review of additional student accounts associated with increased revenue and existing accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly. At AU and USU, approximately $1.0 million and $0.3 million of student accounts receivable were written off against the accounts receivable allowance during Fiscal 2022.
Depreciation and Amortization

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Depreciation and amortization	$890,228	$16,117	2%	$874,111	$3,370,407	$944,042	39%	$2,426,365
For both Q4 Fiscal 2022 compared to Q4 Fiscal 2021 and Fiscal 2022 compared to Fiscal 2021, the increase in depreciation is primarily due to investments in new campuses, including capital expenditures of leasehold improvements and computer equipment, and an increase in amortization of internally developed capitalized software placed into service to support the Company's services and the opening of new campuses, partially offset by a decrease related to fully depreciated assets.
Other Expense, net

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Other expense, net	$(351,074)	$(314,377)	857%	$(36,697)	$(188,058)	$1,984,123	91%	$(2,172,181)

Q4 Fiscal 2022 compared to Q4 Fiscal 2021
Other expense, net in Q4 Fiscal 2022 includes: $210,000 of interest expense related to the $5 million Revolving Credit Facility borrowings on August 31, 2021, interest expense of $108,000 related to the $10 million Convertible Notes issued on March 14, 2022, amortization expense of $17,000 related to the 2% annual commitment fee on the undrawn portion of the $20 million Revolving Credit Facility, and $20,000 of amortization expense in connection with the fair value of the warrants issued to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the $5 million revolving line of credit.

Other expense, net for Fiscal Q4 2021 primarily includes the 2% quarterly commitment fees on the undrawn $5 million Revolving Credit Facility which matured on November 4, 2021.
Fiscal 2022 compared to Fiscal 2021
Other expense, net in Fiscal 2022 primarily includes: $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the adverse party in this litigation; partially offset by interest expense of approximately $411,000 related to the period of time after August 31, 2021 that the $5 million Revolving Credit Facility was fully drawn, amortization expense of $58,000 related to the 2% annual commitment fee incurred during the period of time prior to August 31, 2021 that the $5 million Revolving Credit Facility was undrawn, interest expense of $108,000 related to the $10 million Convertible Notes issued on March 14, 2022, amortization expense of $17,000 related to the 2% annual commitment fee for the undrawn $20 million Revolving Credit Facility, $69,000 of amortization expense in connection with the fair value of the warrants issued to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the $5 million revolving line of credit; and a $36,000 loss on disposal of fixed assets.

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

Income Tax (Benefit) Expense

	Three Months Ended April 30,				Years Ended April 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Income tax expense (benefit)	$38,880	$51,326	(412)%	$(12,446)	$427,400	$394,756	1,209%	$32,644
Income tax expense in Q4 Fiscal 2022 includes a reserve of approximately $40,000 for the estimated Fiscal Year 2022 Canada foreign income tax liability which covers the 2022 tax year for which a permanent establishment is in place in Canada. The Company will file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022.
Income tax expense in Fiscal 2022 includes a reserve of $300,000 for the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. Additionally, the Company recorded a reserve of $100,000 for the estimated Fiscal Year 2022 Canada foreign income tax liability. The Company is prepared to file Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022 and future taxation years.
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
EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin:

	Three Months Ended April 30,		For the Years Ended April 30,
	2022	2021	2022	2021
Net loss	$(2,128,638)	$(2,319,986)	$(9,585,781)	$(10,448,973)
Interest expense, net	364,884	13,369	715,722	2,031,545
Taxes	38,880	(12,446)	427,400	32,644
Depreciation and amortization	890,228	874,111	3,370,407	2,426,365
EBITDA	(834,646)	(1,444,952)	(5,072,252)	(5,958,419)
Bad debt expense	450,000	566,540	1,500,000	2,268,540
Stock-based compensation	569,098	382,936	2,534,665	2,203,822
Non-recurring charges - Other stock-based compensation	—	555,321	—	1,754,263
Non-recurring charges - Severance	—	303,870	19,665	347,870
Non-recurring charges - Other	339,025	275,438	(6,031)	650,875
Adjusted EBITDA	$523,477	$639,153	$(1,023,953)	$1,266,951

Net loss Margin	(11)%	(12)%	(12)%	(15)%
Adjusted EBITDA Margin	3%	3%	(1)%	2%
In Q4 Fiscal 2022, excluding the impact on EBITDA and Adjusted EBITDA for new campuses, EBITDA and Adjusted EBITDA would have been greater. Non-recurring charges - Other of $339,025 includes non-recurring professional fees and consulting costs.
In Fiscal 2022, excluding the impact on EBITDA and Adjusted EBITDA for new campuses, EBITDA and Adjusted EBITDA would have been positive. Our entire Fiscal Year 2022 annual EBITDA loss is attributable to our investments in growing our pre-licensure business. On a same store sales basis, excluding the four new pre-licensure campuses, our EBITDA would be break-even for Fiscal Year 2022. Fiscal 2022 non-recurring charges - other includes non-recurring income of $345,056, which consists of a $498,120 litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation, which are included in "other (expense) income, net," offset by non-recurring professional fees and consulting costs.
In Fiscal 2021, stock-based compensation expense included $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and non-recurring charges of $375,437 in Q1 Fiscal 2021. EBITDA in Q2 Fiscal 2021 included $1.4 million related to the accelerated amortization expense of the original issue discount for the automatic conversion of $10 million Convertible Notes on September 14, 2020 (included in "Interest expense, net"). An additional non-recurring item in Q1 Fiscal 2021 of $123,947 (included in "Interest expense, net"), which arose from the acceleration of amortization arising from the exercise of warrants issued to a lender.
Q4 Fiscal 2022 compared to Q4 Fiscal 2021

	Three Months Ended April 30, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,128,638)	$(4,991,258)	$1,534,709	$1,327,911
Interest expense, net	364,884	364,906	—	(22)
Taxes	38,880	20,600	(22,920)	41,200
Depreciation and amortization	890,228	61,115	726,283	102,830
EBITDA	(834,646)	(4,544,637)	2,238,072	1,471,919
Bad debt expense	450,000	—	225,000	225,000
Stock-based compensation	569,098	500,077	51,207	17,814
Non-recurring charges - Other stock-based compensation	—	—	—	—
Non-recurring charges - Severance	—	—	—	—
Non-recurring charges - Other	339,025	339,025	—	—
Adjusted EBITDA	$523,477	$(3,705,535)	$2,514,279	$1,714,733

Net loss Margin	(11)%	NM	12%	20%
Adjusted EBITDA Margin	3%	NM	20%	26%

	Three Months Ended April 30, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,319,986)	$(4,736,579)	$1,388,800	$1,027,793
Interest expense, net	13,369	13,486	—	(117)
Taxes	(12,446)	(14,250)	2,064	(260)
Depreciation and amortization	874,111	15,691	786,135	72,285
EBITDA	(1,444,952)	(4,721,652)	2,176,999	1,099,701
Bad debt expense	566,540	—	340,000	226,540
Stock-based compensation	382,936	275,938	75,605	31,393
Non-recurring charges - Other stock-based compensation	555,321	555,321	—	—
Non-recurring charges - Severance	303,870	303,870	—	—
Non-recurring charges - Other	275,438	239,438	36,000	—
Adjusted EBITDA	$639,153	$(3,347,085)	$2,628,604	$1,357,634

Net loss Margin	(12)%	NM	10%	18%
Adjusted EBITDA Margin	3%	NM	20%	24%

Adjusted EBITDA margin remained flat year-over-year. Marketing spend in the fourth quarter of 2022 was down sequentially by approximately $1.0 million to ensure adequate available funds to collateralize the surety bond required by the Arizona State Board for Private Postsecondary Education. This was offset by staffing increases in the growing USU MSN-FNP program and hiring of new faculty and operations personnel and new facility costs associated with the newly opened pre-licensure campuses in Austin, Tampa, Nashville and Atlanta. (Atlanta is scheduled to open in Fall 2022).
Fiscal 2022 compared to Fiscal 2021

	Year Ended April 30, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(9,585,781)	$(19,529,107)	$6,140,416	$3,802,910
Interest expense, net	715,722	718,099	(1,739)	(638)
Taxes	427,400	23,963	360,947	42,490
Depreciation and amortization	3,370,407	177,835	2,809,255	383,317
EBITDA	(5,072,252)	(18,609,210)	9,308,879	4,228,079
Bad debt expense	1,500,000	—	950,000	550,000
Stock-based compensation	2,534,665	2,232,489	200,980	101,196
Non-recurring charges - Other stock-based compensation	—	—	—	—
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring charges - Other	(6,031)	446,660	(452,691)	—
Adjusted EBITDA	$(1,023,953)	$(15,930,061)	$10,007,168	$4,898,940

Net loss Margin	(12)%	NM	12%	15%
Adjusted EBITDA Margin	(1)%	NM	19%	20%

	Year Ended April 30, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(10,448,973)	$(20,666,448)	$7,281,693	$2,935,782
Interest expense, net	2,031,545	2,031,745	—	(200)
Taxes	32,644	—	32,644	—
Depreciation and amortization	2,426,365	57,713	2,210,166	158,486
EBITDA	(5,958,419)	(18,576,990)	9,524,503	3,094,068
Bad debt expense	2,268,540	—	1,862,000	406,540
Stock-based compensation	2,203,822	1,845,683	210,771	147,368
Non-recurring charges - Other stock-based compensation	1,754,263	1,754,263	—	—
Non-recurring charges - Severance	347,870	347,870	—	—
Non-recurring charges - Other	650,875	614,875	36,000	—
Adjusted EBITDA	$1,266,951	$(14,014,299)	$11,633,274	$3,647,976

Net loss Margin	(15)%	NM	15%	15%
Adjusted EBITDA Margin	2%	NM	24%	18%
Adjusted EBITDA margin decreased to a loss of 1% in Fiscal 2022 from 2% in Fiscal 2021 due primarily to an increase in new faculty and operations personnel and new facility costs associated with the newly opened pre-licensure campuses in Austin, Tampa, Nashville and Atlanta. Additionally, there were higher USU immersion costs incurred due to the growth of the MSN-FNP program, which resulted in increased immersions at additional locations.
Additionally, enrollments and class starts were impacted by 1) the increased workloads nurses have been experiencing, which severely limited their availability to take classes or required them to delay their enrollment in new degree programs, 2) the reprioritization of marketing funds with Aspen 2.0 impacted enrollments in our Aspen Nursing + Other unit and 3) the suspension of enrollments in Phoenix metro BSN Pre-Licensure program related to the Consent Agreement with the Arizona Board of Nursing. The decrease in enrollments and class starts contributed to the decrease in Adjusted EBITDA margin.
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three months ended April 30,		For the Years Ended April 30,
	2022	2021	2022	2021
Revenue	$19,378,362	$19,051,076	$76,694,366	$67,812,520
Cost of Revenue	8,601,093	8,721,479	35,259,281	29,453,733
Adjusted Gross Profit	10,777,269	10,329,597	$41,435,085	$38,358,787
Less amortization expense included in cost of revenue:
Intangible asset amortization	20,148	9,737	80,310	42,455
Call center software/website amortization	458,579	374,770	1,713,748	1,392,422
Total amortization expense included in cost of revenue	478,727	384,507	1,794,058	1,434,877
GAAP Gross Profit	$10,298,542	$9,945,090	$39,641,027	$36,923,910

GAAP Gross Profit as a percentage of revenue	53%	52%	52%	54%
Adjusted Gross Profit as a percentage of revenue	56%	54%	54%	57%

GAAP Gross profit and gross margin for the Q4 Fiscal 2022 were $10,298,542 and 53%, respectively, compared to $9,945,090 and 52%, respectively, for Q4 Fiscal 2021. The improvement in gross margin was primarily due to the reduction in marketing spend, partially offset by increased instructional costs. If marketing spend had not been reduced by $1 million sequentially, gross margin would have been 48% and in-line with the Q4 Fiscal 2021.
For Fiscal Year 2022, gross profit increased by 7% to $39,641,027 or 52% gross margin compared to $36,923,910 or 54% gross margin in the prior year. If marketing spend had not been reduced by $1 million in the Q4 Fiscal 2022, gross margin would have been 50%.
Liquidity and Capital Resources
A summary of the Company's cash flows is as follows:

	Years Ended April 30,
	2022	2021
Net cash (used in) provided by
Operating activities	$(11,278,225)	$985,578
Investing activities	(4,327,379)	(8,977,303)
Financing activities	14,855,672	3,751,039
Net decrease in cash	$(749,932)	$(4,240,686)
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities for the year ended April 30, 2022 increased from $985,578 in Fiscal Year 2021 to $11,278,225 in Fiscal Year 2022. Approximately $1 million of the cash used in operations in Fiscal Year 2022 is attributed to the Adjusted EBITDA loss, and the remaining use of operating cash is primarily attributed to increased working capital to support growth in our monthly payment plans.
The increase in cash from changes in working capital primarily consists of an increase in accounts receivable and other current assets, partially offset by a decrease in deferred revenue due primarily to timing of billings for class starts. The increase in accounts receivable is primarily attributed to the growth in revenues from increased enrollments and students paying through the monthly payment plan as well as timing of billings for class starts. The increases in other current assets was primarily related to a $548,000 fee for the surety bond required by the Arizona State Board for Private Postsecondary Education in April 2022, which will be amortized over one year, and the anticipated Delaware Franchise tax refund of $147,000 for Fiscal Year 2021.
The decrease in non-cash adjustments primarily consists of lower stock-based compensation expense related to $1.2 million related to the accelerated amortization expense for the price vesting of Executive RSUs in Q2 Fiscal 2021 and non-recurring accelerated stock-based compensation expense of approximately $0.6 million related to the accelerated vesting of RSUs, prior year amortization of debt discounts related to the former $10 million Convertible Notes, which were automatically converted on

September 14, 2020, and lower tenant improvements allowances from the landlords which only includes the Atlanta campus in Fiscal Year 2022.
The Company expects working capital and long-term student accounts receivable to trend higher over time as more students utilize our monthly payment plan. Additionally, there may be working capital volatility from quarter to quarter, regarding the timing of financial aid payments and student course starts that impact deferred revenue and accounts receivable balances. Offsetting the trend toward higher working capital and long-term student accounts receivable will be a trend toward improved adjusted EBITDA as we continue to grow our high LTV programs.
Net cash used in investing activities
Net cash used in investing activities for the Fiscal Year 2022 decreased from Fiscal Year 2021 due principally to lower capital expenditures in the current year associated with the opening of pre-licensure locations.
Net cash provided by financing activities
Net cash provided by financing activities for the Fiscal Year ended 2022 increased from the Fiscal Year 2021 due primarily to the proceeds of $5,000,000 from borrowings under the Credit Facility on August 31, 2021, the issuance of $10,000,000 of Convertible Notes on March 14, 2022, and proceeds from stock options exercised of $191,034, partially offset by payments of deferred financing costs of $335,362.
Net cash provided by financing activities for the Fiscal Year ended 2021 was composed of $2,669,247 for the exercise of stock options as well as proceeds from warrants exercised of $1,081,792 received from the cash exercise of warrants associated with the Term Loan and Revolving Credit Facility.

Liquidity and Capital Resources
Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.
Financing Arrangements
Convertible Note and Revolving Credit Facility
On March 14, 2022, the Company closed an offering of a $10 million convertible note and a $20 million Revolving Credit Facility (the “Revolving Credit Facility”). The Company received the proceeds from the $10 million convertible note at the closing. Subsequent to the closing of the $10 million convertible note, $5 million was restricted as collateral for a surety bond, which was required by the Arizona State Board for Private Postsecondary Education. The remaining $5 million is available for general corporate purposes, including funding the Company’s expansion of its BSN Pre-Licensure nursing degree program.

The $20 million revolving credit facility has not been drawn upon and was pledged as additional collateral for the surety bond required by the Arizona State Board for Private Postsecondary Education.

Credit Facility
On August 31, 2021, the Company extended its $5 million Credit Facility by one year to November 4, 2022. The Credit Facility is evidenced by a revolving promissory note. Borrowings under the Credit Facility Agreement bear interest at 12% per annum. In conjunction with the extension of the Credit Facility, the Company drew down $5 million of funds at 12% interest per annum due November 4, 2022. Pursuant to this agreement, on August 31, 2021 the Company issued to the Foundation warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. Additionally on March 14, 2022, the Company extended the $5 million Credit Facility by one additional year to November 4, 2023, at an increased interest rate of 14% per annum. The Company uses these funds for general business purposes, including the roll out of the new campuses.
At April 30, 2022 and 2021, there were $5 million and no outstanding borrowings, respectively, under the Credit Facility.
Sufficiency of Working Capital

As of July 22, 2022, the Company has $4.2 million of unrestricted cash on hand. In order to meet our short-term working capital requirements and to achieve our operational goals during the next 12 months, we expect to either raise sufficient capital or reduce our expenditures. We expect that with these reductions, we have sufficient cash to meet our working capital for the next 12 months.
Capital and other expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations and the implementation of new online programs.
On July 6, 2022, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock the Company is authorized to issue from 40,000,000 to 60,000,000 authorized shares. The stockholders of the Company had previously approved the amendment at a special meeting held on July 6, 2022.
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
Revenue Recognition and Deferred Revenue
The Company follows ASC 606. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.
Revenue consists primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. Discounts and scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the tuition is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged.
The Company's disaggregated revenue disclosures are presented in Note 13. Revenue.
Deferred revenue, a contract liability, represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. The monthly payment plan represents the majority of the payments that are made by AGI's total active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, the student often selects personal cash as the secondary option. If a student who has selected financial aid as the student's primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of the student's financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
For accounts receivable from students and payors other than students, AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students or other payors to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. AGI estimates the amounts to adjust the allowance based upon the risk presented by the age of the receivables, student status, payment type, program and estimate of new revenue. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
Goodwill and Intangibles
The Company assesses goodwill on its one reporting unit and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this standard effective April 30, 2018. We have selected an April 30 annual goodwill impairment test date.
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

Intangible assets represent both indefinite-lived and definite-lived assets. Acquired accreditation and regulatory approvals, and trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
Stock-based compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period, which is included in general and administrative expense in the consolidated statement of operations. For employee stock option based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock option based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock option based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Stock option based awards are expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
For non-employee stock option based awards, the Company follows ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.
Restricted stock units ("RSUs") are awards in the form of shares denominated in the equivalent number of shares of AGI common stock. RSU awards may be subject to service-based vesting, where a specific period of continued employment must pass before an award vests and/or other vesting restrictions based on the nature and recipient of the award. For RSU awards, the expense is typically measured at the grant date as the fair value of AGI common stock and expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
Related Party Transactions
The Company did not have any related party transactions in fiscal year 2022.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of April 30, 2022.
New Accounting Pronouncements
See Note 2. Significant Accounting Policies to our consolidated financial statements included herein for discussion of recent accounting pronouncements.
Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our continuing focus on the nursing profession, our future operations with respect to our Arizona locations, resolution of the Consent Agreement with the Arizona Board of Nursing, future NCLEX and pass rates in Arizona and at our other campus locations, expected growth in demand for nurses and nursing degrees, the expected changes in our expenditures in fiscal year 2023, including the length of our current reduction in marketing expenses, completion of any financing, the anticipated changes in enrollments and bookings, our beliefs with respect to our student acquisition costs and faculty cost model, the future job opportunities for licensed practical nurses and registered nurses, future competitive trends in our industry, including increased competition as the result of the COVID-19 pandemic and other factors, our future ability to provide lower costs per enrollment, our estimates concerning LTV and ARPU, our expectations regarding future trends in the six-year MPP accounts receivable and collections, the future impact of our enhanced recovery and collections process, the expected continued revenue growth in the BSN Pre-Licensure and USU businesses and spending focus on our highest LTV degree programs to achieve our long-term growth plans, allowance for doubtful accounts and cash flow from operations, the impact of bookings, future expansion of our operating margins, the expected revenue trends and sources of future revenue growth, our anticipated working capital trends, and our future liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are discussed in the Risk Factors section of this Report and include, without limitation, our ability to successfully implement the fiscal year 2023 business plan and the accuracy of the assumptions used in estimating the results of such implementation, continued high demand for nurses for our new programs and in general, student attrition, national and local economic factors including the labor market shortages, future NCLEX scores of our students in Arizona and in other locations will not be sufficient to meet regulatory requirements, the failure to obtain approval from the National Council for State Authorization Reciprocity Agreements, competition from nursing schools in local markets, the competitive impact from the trend of major non-profit universities using online education and consolidation among our competitors, the continued effectiveness of our marketing and cost reduction efforts, the effectiveness of our collection efforts and process improvements, our ability to obtain and maintain the necessary regulatory approvals to operate our existing campuses , national and local economic factors including the substantial impact of the COVID-19 pandemic, the war in Ukraine and inflation and Federal Reserve interest rate increases in response on the economy, unfavorable regulatory changes, and our failure to continue obtaining enrollments at low acquisition costs and keeping teaching and administrative costs down. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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
ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended April 30, 2022.
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
(3)    Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - authorized shares	8-K	7/12/2022	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	Aspen Group, Inc. 2012 Equity Incentive Plan, as amended*	S-8	9/21/2020	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan, as amended*	10-Q	3/16/2021	10.1
10.2(a)	Amendment No. 3 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/2021	Annex A
10.2(b)	Amendment No. 4 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	10-Q	3/15/2022	10.7
10.3	Employment Agreement effective July 21, 2021, by the Company and Michael Mathews*	8-K	7/23/2021	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*	10-K	7/7/2020	10.6
10.7	Employment Agreement dated December 1, 2020 - Robert Alessi*	10-Q	3/16/2021	10.2
10.8	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/2021	10.1
10.9	Form of Restricted Stock Unit Agreement*	10-K	7/7/2020	10.9
10.10	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/2020	10.10
10.11	Form of Stock Option Agreement*	10-K	7/7/2020	10.11
10.12	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.13	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.14	Confidential Severance Agreement, dated February 25, 2021, by and between the Company and Frank J. Cotroneo	10-K	7/13/2021	10.13
10.15	Warrant dated July 21, 2021	10-Q	9/14/2021	10.1
10.16	Form of Revolving Promissory Note and Security Agreement+	10-Q	3/15/2022	10.1
10.17	Form of Convertible Promissory Note and Security Agreement+	10-Q	3/15/2022	10.2
10.18	Form of Intercreditor Agreement	10-Q	3/15/2022	10.3
10.19	Form of Investors/Registration Rights Agreement dated March 14, 2022	10-Q	3/15/2022	10.4
10.20	Form of Third Amendment to the Amended and Restated Revolving Promissory Note and Security Agreement	10-Q	3/15/2022	10.5
10.21	Form of Letter Agreement +	10-Q	3/15/2022	10.6
10.22	Consent Agreement dated March 31, 2022	8-K	4/1/2022	99.1
10.23	First Amendment to Intercreditor Agreement dated April 22, 2022	8-K	4/27/2022	10.1

21.1	Subsidiaries	10-K	7/13/2021	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aspen Group, Inc.

Date: July 29, 2022	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Principal Executive Officer and Director	July 29, 2022
Michael Mathews

/s/ Matthew LaVay	Chief Financial Officer	July 29, 2022
Matthew LaVay	(Principal Financial Officer)

/s/ Robert Alessi	Chief Accounting Officer	July 29, 2022
Robert Alessi	(Principal Accounting Officer)

/s/ Andrew Kaplan	Director	July 29, 2022
Andrew Kaplan

/s/ Michael Koehneman	Director	July 29, 2022
Michael Koehneman

/s/ Sanford Rich	Director	July 29, 2022
Sanford Rich

/s/ Doug Kass	Director	July 29, 2022
Doug Kass

/s/ Dr. Joan Prince	Director	July 29, 2022
Dr. Joan Prince

Aspen Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:
Aspen Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aspen Group, Inc. and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Valuation of Accounts Receivable

As described in footnote 2 “Accounts Receivable and Allowance for Doubtful Accounts Receivable” and in footnote 3, to the consolidated financial statements, the Company’s consolidated accounts receivable balances, both current and long-term contractual accounts receivable net of the related allowance for doubtful receivables of $3,460,288, was $35,765,766 at April 30, 2022. Accounts receivable balances are evaluated by management for collectability periodically and at year end. The determination of the valuation of these balances requires management to make significant estimates and assumptions related to the intent and ability of the debtor to pay the amounts due to the Company.

We identified the valuation of accounts receivable as a critical audit matter. Auditing management’s judgments regarding the intent and ability of the debtor to pay the amounts due to the Company involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) reviewed management’s process for developing an estimate of the allowance to be recorded, (b) performed accuracy and completeness tests related to system generated data utilized to develop managements estimates, (c) tested management’s significant assumptions (d) reviewed and verified the historical and subsequent collection history and the age of these receivables through the date of our procedures and (e) performed attribute testing on select data utilized by management in developing an estimate of the allowance to be recorded.

Goodwill and Intangibles Impairment Assessment

As described in footnote 2 “Goodwill and Intangibles” and in footnote 5, to the consolidated financial statements, the Company’s consolidated Goodwill balance was $5,011,432 and Intangible Assets, net was $7,900,000 at April 30, 2022. Goodwill is tested for impairment by management at least annually at the reporting unit level and intangible assets with indefinite-lives are also tested for impairment at least annually. The determination of fair value of a reporting unit or fair value of indefinite-lived intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, discount rates and contributory asset charges. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the goodwill impairment charge, or both and on the fair value of indefinite-lived intangible assets.

We identified the goodwill and indefinite-lived intangible asset impairment assessment as a critical audit matter. Auditing management’s judgments regarding forecasts of future revenues and operating margins, the discount rate to be applied and the contributory asset charge involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and other supporting information, (b) assessed the reasonableness of the discount rate by evaluating each component, (c) evaluated if the valuation methods used by management were appropriate and (d) recomputed the valuation amounts and the goodwill and indefinite-lived intangible asset impairment computations.

Analysis of Going Concern Risk
The Company has an accumulated deficit at April 30, 2022 and net loss and net cash used in operating activities for the year ended April 30, 2022. These are considered adverse conditions or events that lead management to consider whether there is substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.
However, management believes that their planned cost cutting measures and current substantial positive working capital alleviate the substantial doubt related to going concern and the need for a going concern risk disclosure.
We identified the going concern risk analysis as a critical audit matter. Auditing management’s going concern analysis including their process to develop the analysis and the projections of future cash flows, operating trends, and assessments of internal and external matters that may affect the Company’s future operations and cash flows involved a high degree of subjectivity. Additionally, auditing management’s plans to address the going concern risk involved highly subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their cash flow projections including comparison to prior year results, and consideration of positive and negative evidence impacting management’s forecasts (c) Tested cash balances as of April 30, 2022 and reviewed management’s cash balances just prior to the issuance date of the consolidated financial statements, (d) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (e) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (f) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued.

/s/Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2012
Boca Raton, Florida
July 29, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,482,750	$12,472,082
Restricted cash	6,433,397	1,193,997
Accounts receivable, net of allowance of $3,460,288 and $3,289,816, respectively	24,359,241	16,724,744
Prepaid expenses	1,358,635	1,077,831
Other current assets	748,568	68,529
Total current assets	39,382,591	31,537,183

Property and equipment:
Computer equipment and hardware	1,516,475	956,463
Furniture and fixtures	2,193,261	1,705,101
Leasehold improvements	7,179,896	5,729,324
Instructional equipment	715,652	421,039
Software	10,285,096	8,488,635
Construction in progress	2,100	247,767
	21,892,480	17,548,329
Accumulated depreciation and amortization	(8,395,001)	(4,892,987)
Property and equipment, net	13,497,479	12,655,342
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,908,360
Courseware, net	274,047	187,296
Accounts receivable, net of allowance of $0, and $625,963, respectively	—	45,329
Long-term contractual accounts receivable	11,406,525	10,249,833
Deferred financing costs	369,902	18,056
Operating lease right-of-use assets, net	12,645,950	12,714,863
Deposits and other assets	578,125	479,212
Total assets	$91,066,051	$80,806,906
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	April 30,
	2022	2021
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$1,893,287	$1,466,488
Accrued expenses	2,821,432	2,040,896
Deferred revenue	5,889,911	6,825,014
Due to students	4,063,811	2,747,484
Operating lease obligations, current portion	2,036,570	2,029,821
Other current liabilities	130,262	307,921
Total current liabilities	16,835,273	15,417,624

Long-term debt, net	14,875,735	—
Operating lease obligations, less current portion	16,809,319	16,298,808
Total liabilities	48,520,327	31,716,432

Commitments and contingencies - See Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at April 30, 2022 and April 30, 2021	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized at April 30, 2022 and 40,000,000 shares authorized at April 30, 2021,
25,357,764 issued and 25,202,278 outstanding at April 30, 2022
25,066,297 issued and 24,910,811 outstanding at April 30, 2021	25,358	25,067
Additional paid-in capital	112,081,564	109,040,824
Treasury stock (155,486 and 155,486 shares, respectively)	(1,817,414)	(1,817,414)
Accumulated deficit	(67,743,784)	(58,158,003)
Total stockholders’ equity	42,545,724	49,090,474
Total liabilities and stockholders’ equity	$91,066,051	$80,806,906

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2022	2021
Revenue	$76,694,366	$67,812,520

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,259,281	29,453,733
General and administrative	45,535,001	41,908,030
Bad debt expense	1,500,000	2,268,540
Depreciation and amortization	3,370,407	2,426,365
Total operating expenses	85,664,689	76,056,668

Operating loss	(8,970,323)	(8,244,148)

Other income (expense):
Interest expense	(718,786)	(2,051,381)
Other income (expense), net	530,728	(120,800)
Total other expense, net	(188,058)	(2,172,181)

Loss before income taxes	(9,158,381)	(10,416,329)

Income tax expense	427,400	32,644

Net loss	$(9,585,781)	$(10,448,973)

Net loss per share - basic and diluted	$(0.38)	$(0.44)

Weighted average number of common shares outstanding - basic and diluted	25,016,437	23,757,656

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2022 AND 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 30, 2020	21,770,520	$21,771	$89,505,216	$(70,000)	$(47,709,030)	$41,747,957
Stock-based compensation	—	—	3,958,085	—	—	3,958,085
Common stock issued for stock options exercised for cash	1,389,463	1,389	4,485,272	(1,817,414)	—	2,669,247
Common stock issued for cashless exercise of stock options	34,773	35	(35)	—	—	—
Common stock issued for conversion of Convertible Notes	1,398,602	1,399	9,998,601	—	—	10,000,000
Common stock issued for vested restricted stock units	295,557	296	(296)	—	—	—
Common stock issued for warrants exercised for cash	192,049	192	1,081,600	—	—	1,081,792
Common stock issued for services	2,000	2	19,898	—	—	19,900
Modification charge for warrants exercised	—	—	25,966	—	—	25,966
Amortization of warrant-based cost issued for services	—	—	36,500	—	—	36,500
Cancellation of treasury stock	(16,667)	(17)	(69,983)	70,000	—	—
Net loss	—	—	—	—	(10,448,973)	(10,448,973)
Balance as of April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	2,534,665	—	—	2,534,665
Common stock issued for stock options exercised for cash	58,419	58	190,976	—	—	191,034
Common stock issued for cashless exercise of stock options	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	85,576	86	(86)	—	—	—
Common stock issued for services	117,316	117	(117)	—	—	—
Warrants issued as a fee for line of credit agreement	—	—	255,500	—	—	255,500
Amortization of warrant-based cost issued for services	—	—	59,832	—	—	59,832
Net loss	—	—	—	—	(9,585,781)	(9,585,781)
Balance as of April 30, 2022	25,357,764	$25,358	$112,081,564	$(1,817,414)	$(67,743,784)	$42,545,724

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,585,781)	$(10,448,973)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	1,500,000	2,268,540
Depreciation and amortization	3,370,407	2,426,365
Stock-based compensation	2,534,665	3,958,085
Amortization of warrant-based cost	59,832	36,500
Amortization of deferred financing costs	103,454	164,362
Amortization of debt discounts	11,297	1,550,854
Loss on asset disposition	36,443	—
Non-cash lease benefit	(230,416)	(27,796)
Tenant improvement allowances received from landlords	816,591	4,685,826
Modification charge for warrants exercised	—	25,966
Common stock issued for services	—	19,900
Changes in operating assets and liabilities:
Accounts receivable	(9,203,042)	(8,215,190)
Prepaid expenses	(280,804)	(136,160)
Other receivables	—	23,097
Other current assets	(680,039)	104,561
Accounts receivable, secured	45,329	—
Deposits and other assets	(98,913)	(164,341)
Accounts payable	426,799	(39,371)
Accrued expenses	780,536	1,140,253
Due to students	858,010	375,640
Deferred revenue	(1,564,934)	3,112,020
Other current liabilities	(177,659)	125,440
Net cash (used in) provided by operating activities	(11,278,225)	985,578

Cash flows from investing activities:
Purchase of finite life intangible assets	—	(8,500)
Purchases of courseware and accreditation	(167,061)	(120,408)
Purchases of property and equipment	(4,160,318)	(8,848,395)
Net cash used in investing activities	(4,327,379)	(8,977,303)

Cash flows from financing activities:
Proceeds from drawdown on Credit Facility	5,000,000	—
Proceeds from 2022 Convertible Notes	10,000,000	—
Payments of deferred financing costs	(335,362)	—
Proceeds from warrants exercised	—	1,081,792
Proceeds from stock options exercised	191,034	2,669,247
Net cash provided by financing activities	14,855,672	3,751,039
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended April 30,
	2022	2021
Net decrease in cash and cash equivalents	$(749,932)	$(4,240,686)
Cash, cash equivalents and restricted cash at beginning of year	13,666,079	17,906,765
Cash, cash equivalents and restricted cash at end of year	$12,916,147	$13,666,079

Supplemental disclosure cash flow information:
Cash paid for interest	$470,895	$310,958
Cash paid for income taxes	$27,400	$57,208

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued as part of the 2018 Credit facility amendment	$137,500	$—
Warrants issued for Intercreditor Agreement Amendment	$118,000	$—
Common stock issued for conversion of Convertible Notes	$—	$10,000,000
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	April 30,
	2022	2021
Cash and cash equivalents	$6,482,750	$12,472,082
Restricted cash	6,433,397	1,193,997
Total cash and cash equivalents and restricted cash	$12,916,147	$13,666,079

The accompanying notes are an integral part of these consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

Note 1. Nature of Operations

Overview

Aspen Group, Inc. ("AGI") is an education technology holding company. AGI has two subsidiaries, Aspen University Inc. ("Aspen University" or "AU") organized in 1987, and United States University Inc. ("United States University" or "USU").
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
Since 2009, USU has been institutionally accredited by WASC Senior College and University Commission (“WSCUC”).
Both universities are qualified to participate under the Higher Education Act of 1965, as amended ("HEA") and the Federal student financial assistance programs (Title IV, HEA programs). USU has a provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017.
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
Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts, the valuation of lease liabilities and the carrying value of the related right-of-use assets ("ROU assets"), depreciable lives of property and equipment, amortization periods and valuation of courseware, intangibles and software development costs, valuation of goodwill, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.
Cash, Cash Equivalents, and Restricted Cash
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash as of April 30, 2022, of $6,433,397 consists of $5 million, which is collateral for an approximately $18.3 million surety bond required by the Arizona State Board for Postsecondary Education, $1,173,525, which is collateral for

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.
Restricted cash as of April 30, 2021, of $1,193,997 consisted of $934,125 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872, which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through April 30, 2022. As of April 30, 2022 and 2021, the Company maintained deposits exceeding federally insured limits by $7,749,715 and $13,005,537, respectively, held in two separate institutions.
Goodwill and Intangibles
The Company assesses goodwill on its one reporting unit and indefinite-lived intangible assets for impairment annually as of April 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
Goodwill currently represents the excess of purchase price over the fair market value of assets acquired and liabilities assumed from the 2017 acquisition of USU. Goodwill has an indefinite life and is not amortized.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this standard effective April 30, 2018. We have selected an April 30 annual goodwill impairment test date.
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

Intangible assets represent both indefinite-lived and definite-lived assets. Acquired accreditation and regulatory approvals, and trade name and trademarks are deemed to have indefinite useful lives and accordingly are not amortized but are tested annually for impairment. Student relationships and curriculums are deemed to have definite lives and are amortized accordingly.
Fair Value Measurements and Fair Value of Financial Instruments

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
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
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, and property and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Accounts Receivable and Allowance for Doubtful Accounts Receivable
All students are required to select both a primary and secondary payment option with respect to amounts due to AGI for tuition, fees and other expenses. The monthly payment plan represents the majority of the payments that are made by AGI's total active students, making it the most common payment type. In instances where a student selects financial aid as the primary payment option, the student often selects personal cash as the secondary option. If a student who has selected financial aid as the student's primary payment option withdraws prior to the end of a course but after the date that AGI’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of the student's financial aid, AGI may have to return all or a portion of the Title IV funds to the DOE and the student will owe AGI all amounts incurred that are in excess of the amount of financial aid that the student earned, and that AGI is entitled to retain. In this case, AGI must collect the receivable using the student’s second payment option.
For accounts receivable from students and payors other than students, AGI records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students or other payors to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. AGI estimates the amounts to adjust the allowance based upon the risk presented by the age of the receivables, student status, payment type, program and estimate of new revenue. AGI writes off accounts receivable balances at the time the balances are deemed uncollectible. AGI continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection.
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This contractual amount cannot be recorded as an accounts receivable until revenue is earned because the student does have the option to stop attending. As a student takes a class, revenue is earned over the class term. Some students accelerate their program, taking two or more classes every eight-week period, which increases the student’s accounts receivable balance. If any portion of that balance will be paid in a period greater than 12 months, that portion is reflected as long-term contractual accounts receivable. At April 30, 2022 and 2021, those balances are $11,406,525 and $10,249,833, respectively. The Company has determined that the long-term contractual accounts receivable do not constitute a significant financing component as the list price, cash selling price and promised consideration are equal.  Further, the interest free financing portion of the monthly payment plans are not considered significant to the contract.
Property and Equipment

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
Property and equipment are recorded at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements, the lease term, if shorter.

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
The Company has construction in progress which includes property and equipment amounts for new campuses. These assets are not depreciated until they are completed and reclassified to the appropriate category within property and equipment.
Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed and a gain or loss is recorded in the consolidated statements of operations. Repairs and maintenance costs are expensed in the period incurred.
Courseware and Accreditation
The Company records the costs of courseware and accreditation in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.
Generally, costs of courseware creation and enhancement are capitalized. Accreditation renewal or extension costs related to intangible assets are capitalized as incurred. Courseware is stated at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of five years.
Long-Lived Assets
Long-lived assets, which consist of ROU assets, property and equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
Due to Students
The Company receives Title IV funds from the Department of Education to cover tuition and living expenses. After deducting tuition and fees, the Company sends payment for the remaining balances to the students.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
Leases
The Company accounts for leases in accordance with FASB issued ASU No. 2016-2, Leases (Topic 842). The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or financing lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as additional amortization. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

Lease incentives received are deducted from the ROU assets and classified as leasehold improvements. The asset reduction due to incentives is classified within cash flows from operations. The corresponding leasehold improvement is amortized over the life of the lease term and classified within cash flows from investing activities.

Disclosures related to the amount, timing, and uncertainty of cash flows arising from leases are included in Note 12. Leases.
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
Revenue Recognition and Deferred Revenue
The Company follows ASC 606. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.
Revenue consists primarily of tuition and course fees derived from courses taught by the Company online and in-person as well as from related educational resources and services that the Company provides to its students. Under ASC 606, tuition and course fee revenue is recognized pro-rata over the applicable period of instruction and are not considered separate performance obligations.  Non-tuition related revenue and fees are recognized as services are provided or when the goods are received by the student. Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. Discounts and scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the tuition is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged.
The Company's disaggregated revenue disclosures are presented in Note 13. Revenue.
Deferred revenue, a contract liability, represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets. Other revenue may be recognized as sales occur or services are performed.
Cost of Revenue
Cost of revenue consists of two categories of cost, instructional costs and services, and marketing and promotional costs.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the Company's educational programs. This expense category includes compensation costs associated with online and in-person faculty, technology license costs and costs associated with other support groups that provide services directly to the students and are included in cost of revenue. Total instructional costs and services were $19,463,085 and $15,275,131 for the years ended April 30, 2022 and 2021, respectively, and are included in cost of revenue.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
Marketing and Promotional Costs
Marketing and promotional costs include costs associated with producing marketing materials and advertising. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. The Company's marketing generally consists of non-direct response advertising activities and are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. Total marketing and promotional costs were $15,796,196 and $14,178,602 for the years ended April 30, 2022 and 2021, respectively, and are included in cost of revenue.
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
Income Taxes
The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial statement amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that, more likely than not, will be realized. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period, which is included in general and administrative expense in the consolidated statement of operations. For employee stock option based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock option based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock option based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Stock option based awards are expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
For non-employee stock option based awards, the Company follows ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.
Restricted stock units ("RSUs") are awards in the form of shares denominated in the equivalent number of shares of AGI common stock. RSU awards may be subject to service-based vesting, where a specific period of continued employment must pass before an award vests and/or other vesting restrictions based on the nature and recipient of the award. For RSU awards, the

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
expense is typically measured at the grant date as the fair value of AGI common stock and expensed as stock-based compensation over the vesting term, which is included in general and administrative expense in the consolidated statement of operations.
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Options, warrants, RSUs and unvested restricted stock are not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. These common stock equivalents and any others such as convertible debt are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive.
All shares mentioned above were not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants, RSUs, unvested restricted stock (see Note 11. Stockholders’ Equity) and Convertible Notes (convertible into 10 million shares of common stock as of April 30, 2022) are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive. Additionally, $10 million of Convertible Notes automatically converted into 1,398,602 shares of common stock in the second quarter of fiscal year 2021. See Note 11. Stockholders' Equity.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncement Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU No. 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU No. 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU No. 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU No. 2020-06 effective January 1, 2021. The adoption of ASU No. 2020-06 did not have an impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
The Company has concluded that based on industry practices, the preferred presentation for cash received in advance for unearned tuition and stipends should be reclassified from "restricted cash" to "cash and cash equivalents." The cash balance of $3,958,793 for funds held for students for unbilled educational services that were received from Title IV and non-Title IV programs at April 30, 2021, which was previously included in "restricted cash" in the accompanying consolidated balance sheet, was reclassified to "cash and cash equivalents" to align with the current year presentation. There is no impact to total current assets included in the accompanying consolidated balance sheet at April 30, 2021. The restricted cash balance at April 30, 2021, now includes collateral for letters of credit and a compensating balance arrangement under a secured credit line of $1,193,997.
Note 3. Accounts Receivable
Accounts receivable consisted of the following at April 30, 2022 and 2021:

	April 30,
	2022	2021
Total accounts receivable, gross	$39,226,054	$30,264,393
Long-term contractual accounts receivable	(11,406,525)	(10,249,833)
Accounts receivable, gross	27,819,529	20,014,560
Less: allowance for doubtful accounts	(3,460,288)	(3,289,816)
Accounts receivable, net	$24,359,241	$16,724,744
Bad debt expense for the years ended April 30, 2022 and 2021, was $1,500,000 and $2,268,540, respectively.
Note 4. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization.
When assets are disposed of before reaching the end of their useful lives, both the recorded cost of the fixed asset and the corresponding amount of accumulated depreciation is reversed. Any remaining difference between the two is recognized as either other income or expense.
Property and equipment consisted of the following:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

	April 30,
	2022	2021
Computer equipment and hardware	$1,516,475	$956,463
Furniture and fixtures	2,193,261	1,705,101
Leasehold improvements	7,179,896	5,729,324
Instructional equipment	715,652	421,039
Software	10,285,096	8,488,635
Construction in progress	2,100	247,767
	21,892,480	17,548,329
Accumulated depreciation and amortization	(8,395,001)	(4,892,987)
Property and equipment, net	$13,497,479	$12,655,342
Software consisted of the following:

	April 30,
	2022	2021
Software	$10,285,096	$8,488,635
Accumulated amortization	(5,170,943)	(3,444,325)
Software, net	$5,114,153	$5,044,310
Depreciation and amortization expense for property and equipment and software is summarized below:

	Years Ended April 30,
	2022	2021
Depreciation and amortization expense:
Property and equipment, excluding software	$1,555,119	$975,900
Software amortization expense	$1,726,618	$1,405,756
The following is a schedule of estimated future amortization expense of software at April 30, 2022 (by fiscal year):

Future Expense
2023	$1,763,621
2024	1,473,045
2025	1,070,781
2026	610,861
2027	195,845
Total	$5,114,153
Note 5. Goodwill and Intangible Assets
In connection with the acquisition of the USU business on December 1, 2017, the amount paid over the estimated fair values of the identifiable net assets was $5,011,432, which is in included in "Goodwill" in the consolidated balance sheet.
The goodwill resulting from the acquisition may become deductible for tax purposes in the future. The goodwill resulting from the acquisition is principally attributable to the future earnings potential associated with enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce.

We assigned an indefinite useful life to the acquired accreditation and regulatory approvals and the trade name and trademarks, of $7.9 million, as we believe they have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the intangibles’ useful life and the Company intends to renew the intangibles, as applicable, and renewal can be accomplished at little cost. We determined all other acquired intangibles are

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
finite-lived, of $2.2 million, and they became fully amortized during fiscal 2020. There was no amortization expense for the years ended April 30, 2022 and 2021.

Note 6. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There is no expense impact for such write-offs for the years ended April 30, 2022 and 2021.
Courseware and accreditation consisted of the following:

	April 30,
	2022	2021
Courseware	$575,283	$408,222
Accreditation	59,350	59,350
	634,633	467,572
Accumulated amortization	(360,586)	(280,276)
Courseware and accreditation, net	$274,047	$187,296
Amortization expense of courseware and accreditation is as follows:

	Years Ended April 30,
	2022	2021
Courseware and accreditation amortization expense	$80,310	$44,709
Amortization expense is included in "Depreciation and amortization" in the accompanying consolidated statements of operations.
The following is a schedule of estimated future amortization expense of courseware and accreditation at April 30, 2022 (by fiscal year):

Future Expense
2023	$83,690
2024	70,142
2025	59,054
2026	52,579
2027	8,582
Total	$274,047

Note 7. Secured Note and Accounts Receivable
On March 30, 2008 and December 1, 2008, Aspen University sold courseware pursuant to marketing agreements to Higher Education Management Group, Inc. (“HEMG”), which was then a related party and principal stockholder of the Company. As discussed in Note 10. Commitments and Contingencies, the Company and Aspen University sued HEMG seeking to recover sums due under the agreements. Ultimately, the Company and Aspen University obtained a favorable default judgment, and as a result received a distribution from the bankruptcy trustee court of $498,120, which was included in "other (expense) income, net" in the consolidated statements of operations during the year ended April 30, 2022. Due to the bankruptcy of HEMG, the Company also wrote off a net receivable of $45,329 in the same period.
Note 8. Accrued Expenses

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

	April 30,
	2022	2021
Accrued compensation	$1,353,757	$1,244,261
Accrued foreign taxes	400,000	—
Accrued marketing	387,588	437,642
Accrued professional fees	371,703	70,151
Accrued interest	49,315	23,014
Other accrued expenses	259,069	265,828
Accrued expenses	$2,821,432	$2,040,896
Note 9. Long-term Debt, Net

	April 30,
	2022	2021
Credit Facility due March 14, 2023 (the "2022 Revolving Credit Facility")	$—	$—
Credit Facility due November 4, 2023 (the "2018 Credit Facility"); interest payable monthly in arrears	5,000,000	—
12% Convertible Notes due March 14, 2027 (the "2022 Convertible Notes"); interest payable monthly in arrears	10,000,000	—
Total long-term debt	15,000,000	—
Less: Unamortized deferred financing costs	124,265	—
Total long-term debt, net	$14,875,735	$—
2022 Convertible Notes
On March 14, 2022, the Company issued $10 million in principal convertible notes (the "2022 Convertible Notes") to two unaffiliated lenders in exchange for $5 million notes to each of the two unaffiliated lenders. The proceeds are used for general corporate purposes, including funding the Company’s expansion of its BSN Pre-Licensure nursing degree program. The key terms of the Convertible Notes are as follows:

•At any time after issuance date, the lenders had the right to convert the principal into our shares of the Company’s common stock at a conversion price of $1.00 per share;
•The Convertible Notes automatically convert at $1.00 per share into shares of the Company’s common stock if the average closing price of our common stock is at least $2.00 over a 30 consecutive trading day period. This mandatory conversion is subject to each lender’s 9.9% beneficial ownership limitation and is also subject to the Nasdaq combined 19.99% requirement which generally provides that a listed issuer may not issue 20% or more of its outstanding common stock or voting power in a non-public offering at below a minimum price unless the Company’s stockholders first approve such issuance;
•The Convertible Notes are due March 14, 2027 or approximately five years from the closing;
•The interest rate of the Convertible Notes is 12% per annum (payable monthly in arrears); and
•The Convertible Notes are secured by a first priority lien in all current and future accounts receivable of the Company’s subsidiaries, certain of the deposit accounts of the Company and its subsidiaries and a pledge of the common stock of the Company held by its Chief Executive Officer (the “2022 Collateral”).
At closing of the 2022 Convertible Notes, the Company agreed to pay each lender's legal fees arising from this transaction of $135,562, which has been recorded as a deferred financing cost debt discount and is being amortized in the accompanying consolidated financial statements.
2022 Revolving Credit Facility
On March 14, 2022, the Company entered into Revolving Promissory Note and Security Agreements (the "2022 Revolver Agreements") with the same two unaffiliated lenders (the "Lenders") of the 2022 Convertible Notes for a one-year, $20 million

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
secured revolving line of credit that requires monthly interest payments on sums borrowed at the rate of 12% per annum (the "2022 Revolving Credit Facility"). At April 30, 2022, there were no outstanding borrowings under the 2022 Revolving Credit Facility. The Company paid a 1% commitment fee of $200,000 at closing, which was recorded as a deferred financing cost, non-current asset, and is being amortized over the term of the loan of one-year, and if the revolving credit facility has not been replaced in six months of the closing date, it must pay another 1% commitment fee.
Pursuant to the 2022 Convertible Notes and the 2022 Revolving Credit Facility (the "Notes"), all future indebtedness incurred by the Company, other than indebtedness expressly permitted by the Notes, will be subordinated to the Notes and the Prior Credit Facility, as defined below, with an exception for acquisitions of software and equipment under purchase money agreements and capital leases.

The Company’s obligations under the 2022 Revolver Agreements are secured by a first priority lien in the same 2022 Collateral as described above under "2022 Convertible Notes."

On March 14, 2022, in connection with the issuance of the Notes, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the lender under a prior credit facility dated November 5, 2018 (as amended, the “2018 Credit Facility”). The Intercreditor Agreement provides among other things that the Company's obligations under, and the security interests in the Collateral granted pursuant to, the Note and the 2018 Credit Facility shall rank pari passu to one another.

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

On March 14, 2022, the Company entered into an amendment with the lender pursuant to the 2018 Credit Facility to extend the maturity date of the 2018 Credit Facility by one year to November 4, 2023.

On March 14, 2022, the Company entered into a letter agreement with the Lenders (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company and its subsidiaries made certain representations and warranties to the Lenders. The Letter Agreement also contained certain conditions precedent to the closing of the transactions.
On April 22, 2022, the Company entered into an agreement with an insurance company which issued an approximately $18.3 million surety bond which was required by the Arizona State Board for Private Postsecondary Education. In order to cause the insurance company to deliver the surety bond, the Company entered into a First Amendment to the Intercreditor Agreement with the two lenders of the March 14, 2022 financing arrangements to amend the Intercreditor Agreement entered into by the same parties on March 14, 2022 (the “Amendment”). The Amendment provides that the Company and each of the lenders, at all times prior to the delivery of the Termination Certificate (as defined below), but for funding as directed by the surety bond as described more fully below, (i) the Company shall not be permitted to make any draw request or borrow any funds under the 2022 Revolver Agreements and (ii) the lenders shall not be required to fund any loan or advance any funds under the 2022 Revolver Agreements. Upon that certain surety bond ceasing to be outstanding, the Company shall deliver to the lenders a certificate (such certificate, the “Termination Certificate”), certifying that the surety bond is no longer outstanding and that there are no further obligations in respect of the surety bond owing by the Company to the insurance company. Prior to issuance of the Termination Certificate and during the time the surety bond is in effect, the insurance company may cause the Company to draw on funds for the express purposes of resolving claims filed under the surety bond. In addition to the draw restriction on the 2022 Revolver Agreements, the insurance company required the Company to restrict $5 million of cash. As consideration for the lenders agreeing to enter into the Amendment, the Company agreed to issue each lender 100,000 five-year warrants exercisable at $1.00 per share. The fair value of the warrants is $118,000 and is being amortized over the 60-month term. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022. Total unamortized costs at April 30, 2022 were $118,000. See Note 11. Stockholders’ Equity for additional information related to these warrants.
2020 Convertible Notes
On January 22, 2020, the Company issued $5 million in principal amount convertible notes (the “2020 Convertible Notes”) to each of two lenders in exchange for the two $5 million notes issued under senior secured term loans entered into in March 2019 as discussed below (the “Term Loans”). The Company recorded a beneficial conversion feature on these Convertible Notes of

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
$1,692,309. On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period the Convertible Notes automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share. (See Note 11. Stockholders' Equity) The accelerated amortization charge related to unamortized debt discounts as a result of the debt extinguishment in the second quarter of fiscal year 2021 was approximately $1.4 million, which was included in interest expense in the consolidated statement of operations. The Company did not recognize any gains or losses as a result of this conversion.

2018 Credit Facility
On November 5, 2018, the Company entered into the 2018 Credit Facility Agreement with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the "2018 Credit Facility") evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the 2018 Credit Facility Agreement bear interest at 12% per annum. Interest payments are due monthly through the term of the 2018 Credit Facility.
On August 31, 2021, the Company extended the 2018 Credit Facility Agreement with the Foundation by one year from November 4, 2021 to November 4, 2022. In conjunction with the extension of the 2018 Credit Facility, the Company drew down funds of $5,000,000. At April 30, 2022 and 2021, there were $5,000,000 and no outstanding borrowings, respectively, under the 2018 Credit Facility.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. The fair value of the warrants is $137,500 and is being amortized to interest expense through the maturity date of November 4, 2023, as extended on March 14, 2022. On March 14, 2022, the Company extended its existing $5 million Credit Facility by one year to November 4, 2023 at an increased interest rate from 12% to 14% per annum. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022 to be amortized over the term of the 2018 Credit Facility. Total unamortized costs at April 30, 2022 were $68,569. See Note 11. Stockholders’ Equity for additional information related to these warrants.
The 2018 Credit Facility Agreement contains customary representations and warranties and events of default. Pursuant to the Loan Agreement and the Revolving Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted by the 2018 Credit Facility Agreement and the Revolving Note, will be subordinated to the Facility. On March 6, 2019, the Company amended and restated the Credit Facility Agreement (the “Amended and Restated Facility Agreement”) and the Revolving Note. The Amended and Restated Facility Agreement provides among other things that the Company’s obligations thereunder are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University and USU, certain of the deposit accounts of Aspen University and USU and all of the outstanding capital stock of Aspen University and USU.
Note 10. Commitments and Contingencies
Employment Agreements
From time to time, the Company enters into employment agreements with certain of its employees. These agreements typically include bonuses, some of which may or may not be performance-based in nature.
Legal Matters
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, except as discussed below, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
On April 6, 2022, Aspen was served with a class action claim in Arizona Superior Court, alleging violations of the Arizona Consumer Fraud Act and Unjust Enrichment, based on the class representative’s claims that Aspen misstated the quality of its pre-licensure nursing program. This complaint was likely in response to the Arizona Board of Nursing actions against Aspen

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
relating to the program, as outlined below. At this time, the only action taken by Aspen was to file for change of venue which was granted. The size of the potential class is not yet known.

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
On July 21, 2021, the bankruptcy trustee paid the Company $498,120 based on assets available in the trust, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329 against the payment received as settlement in the first quarter of fiscal year 2022 and recognized a gain, which is described in Note 7. Secured Note and Accounts Receivable. No further assets are available for distribution. At some point, the New York state court litigation may resume.

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
On May 14, 2019, USU was granted temporary provisional certification to participate in the Title IV Programs due to its acquisition by the Company. The provisional certification allowed the school to continue to receive Title IV funding as it did prior to the change of ownership. The provisional certification expired on December 31, 2020. The institution submitted its recertification application timely in October 2020, and received full certification on May 6, 2022, and a new PPA was issued with an effective period until December 31, 2025.
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
The Company is also subject to regulation by self-regulatory bodies such as accreditors and by state regulators in certain states including states where the Company has a physical presence. Aspen University’s first-time pass rates for our BSN pre-licensure

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
students taking the NCLEX-RN test in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona Board of Nursing. As a result of the decline in NCLEX pass rates and other issues, and in alignment with a recommendation from the Arizona State Board of Nursing, the university voluntarily suspended BSN pre-licensure enrollments and the formation of new cohorts at its two Phoenix pre-licensure locations, effective February 2022. In March 2022, Aspen University entered into a Consent Agreement for Probation and a Civil Penalty (the “Consent Agreement”) with the Arizona State Board of Nursing in which Aspen University’s Provisional Approval was revoked, with the revocation stayed pending Aspen University’s compliance with the terms and conditions of the Consent Agreement. The probationary period is 36 months from the date of the Consent Agreement. In June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. The stay is broken into two phases, the first lasting through the end of Calendar Year 2022. During Phase I, Aspen University is not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona, and must achieve the AZ BON-required 80% NCLEX pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark is not achieved, the AZ BON may lift the stay and initiate the revocation. If Phase I is completed successfully, Phase II will commence with Aspen on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). Aspen is permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% NCLEX first-time pass rates occur. However, once achieved, if the NCLEX pass rate falls below 80% for any quarter, the AZ BON may limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. The terms of the Consent Agreement also include requirements that we provide the AZ BON with monthly reports, provide that our faculty and administrators undergo additional training, retain an approved consultant to prepare and submit evaluations to the AZ BON, and hire a minimum of 35% full-time qualified faculty by September 30, 2022. To date, Aspen has provided the required reports to the AZ BON timely, contracted for and held the required faculty and administrator trainings, and hired and begun working with the AZ BON-approved consultant whose report to the AZ BON is due August 30, 2022. Aspen continues to work towards the 35% full-time faculty requirement (currently at 31%) and has hired a recruiting firm to assist in that endeavor. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona.
Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which required the University to post a surety bond for $18.3 million in the fourth quarter of fiscal year 2022. The Stipulated Agreement required the cessation of enrollment in both the pre-professional nursing and core components of the program in Arizona, the submission of student records monthly, the removal of Arizona start date information from websites and catalogs, and monthly reporting to the Board staff. The collateral for this surety bond of $5 million is included in "Restricted cash" in the consolidated balance sheets.
Aspen University’s NC-SARA annual approval through the Colorado SARA State Portal Entity has to be renewed by January 30 each year. Aspen applied on January 18, 2022, and received its 2022 approval effective February 8, 2022. On February 23, 2022, Aspen received a Notification of Provisional SARA Status from the Colorado SARA State Portal Entity. On March 4, 2022, the DOE provided the final approval for Aspen’s move from Colorado to Arizona. On March 29, 2022, Aspen received a Notification of Loss of Eligibility for SARA through Colorado which permitted continued SARA coverage for students enrolled for courses between February 1 and August 2. On April 10, 2022, Aspen submitted an official appeal of the eligibility loss to the Colorado SARA State Portal Entity. We sought a return to the prior provisional status while the appeal was pending or until the completion of the existing SARA term to February 2023 or until there was approval by the Arizona SARA Council. On April 12, 2022, Aspen was restored to Provisional Status by the Colorado SARA State Portal Entity according to the terms of the February 23, 2022, letter. On May 17, 2022, Aspen was informed that our appeal was denied and on June 10, 2022, we received a letter from the Colorado SARA State Portal Entry indicating that students currently enrolled in academic terms in progress as of May 17, 2022, are covered under SARA for 16 weeks, until September 6, 2022. In the meantime, Aspen University submitted an application to the Arizona State Portal Entry and was notified that it will be on the Arizona SARA Council agenda on September 8, 2022 to obtain approval to become an institutional participant again in NC-SARA from its new primary location in Arizona. Since February 2022, the start of the regulatory concerns over SARA approval, Aspen has been seeking individual state authorizations for its students, The institution is currently authorized in 30 states, and is in the development process with 20 states and the District of Columbia. Approximately 73% of our current student body reside in the currently authorized states.

Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by its students under programs authorized by Title IV of the HEA, which is administered by the US Department of Education. When students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2021, 44.72% of Aspen University’s and 33.81% for United States University's cash-basis revenue for eligible tuition and fees were derived from Title IV Programs.
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
Subsequent to a compliance audit in 2015, Educacion Significativa, LLC (“ESL”), the predecessor to USU, recognized that it had not fully complied with all requirements for calculating and making timely returns of Title IV funds (R2T4). In 2016, ESL had a material finding related to the same issue and was required to maintain a letter of credit in the amount of $71,634 as a result of this finding. The letter of credit was provided to the DOE by AGI since it assumed this obligation in its purchase of USU. This letter of credit expired in early 2021 and the cash was returned to the Company.

On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. In December 2020, the DOE reduced USU's existing letter of credit by $369,473. In connection with USU's most recent Compliance Audit, USU maintains a letter of credit of $9,872 at April 30, 2022. As noted above, with the recent full certification of USU, we are working with the DOE to release the remaining LOC.
Approval to Confer Degrees
Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Arizona State Board for Private Postsecondary Education in the State of Arizona to operate as a degree granting institution for all degrees. Aspen University is authorized to operate as a degree granting institution for bachelor degrees by the Texas Higher Education Coordinating Board in the State of Texas. Aspen University has been granted Optional Expedited Authorization as a postsecondary educational institution in Tennessee for its Bachelor of Science in Nursing (Pre-Licensure) degree program. Aspen University has received a License for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the state of Florida by the Commission for Independent Education of the Florida Department of Education. Aspen University has received a Certificate of Authorization for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the state of Georgia by the Georgia Nonpublic Postsecondary Education Commission.
USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023. USU is authorized by the California Bureau of Private Postsecondary Education to operate as a degree-granting institution for all degrees.

Note 11. Stockholders’ Equity

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

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
As of April 30, 2022 there were 812,763 shares remaining available for future issuance under the 2018 Plan. As of April 30, 2021 there were 549,739 shares remaining available for future issuance under the 2012 and the 2018 Plans.

On December 22, 2021, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,600,000 to 2,350,000 shares.

On July 6, 2022, the Company amended its Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock the Company is authorized to issue from 40,000,000 to 60,000,000 authorized shares. The stockholders of the Company had previously approved the amendment at a special meeting of the Company's stockholders held on July 6, 2022.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of April 30, 2022 and April 30, 2021, we had no shares of preferred stock issued and outstanding.

Common Stock

At April 30, 2022 and 2021, the Company was authorized to issue 60,000,000 and 40,000,000 shares of common stock, respectively.
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
During the years ended April 30, 2022 and 2021, the Company issued 58,419 and 1,389,463 shares of common stock upon the exercise of stock options for cash and received proceeds $191,034 of $2,669,247, respectively. As of April 30, 2022 and April 30, 2021, 0 and 155,486 shares of common stock related to options exercised by the executive officers were surrendered to cover the option exercise price but have yet to be sold by the company, respectively. (See Treasury stock discussion below).
During the years ended April 30, 2022 and 2021, the Company issued 85,576 and 295,557shares of common stock upon the vesting of Restricted Stock Units (“RSUs”), respectively.
During the years ended April 30, 2022 and 2021, the Company issued 30,156 and 34,773 shares of common stock upon the cashless exercise of 200,000 and 52,778 stock options, respectively.

During the years ended April 30, 2022 and 2021, the Company issued 0 and 192,049 shares of common stock upon the exercise of warrants for cash and received proceeds of $0 and $1,081,792, respectively.

On January 3, 2022, the Compensation Committee approved a 117,316 common stock grant to the members of the Board of Directors for services in the 2021 calendar year. The grant had a grant date fair value of $279,212 based on a closing stock price of $2.38 per share. The grant was under the Company’s 2018 Plan and was fully vested and amortized as of January 31, 2022.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
These shares were issued in the fourth quarter of fiscal year 2022. The amortization expense is included within stock-based compensation in general and administrative expense in the accompanying consolidated statement of operations.

During the year ended April 30, 2021, the Company issued 2,000 shares of common stock to a former director for services provided. The shares were valued using a grant date share price of $9.95 and the Company recognized $19,900 of expense.
On September 14, 2020, after the closing price of our common stock was at least $10.725 over a 20 consecutive trading day period, the $10 million 2020 Convertible Notes (see Note 9. Long-term Debt, Net) automatically converted into 1,398,602 shares of the Company’s common stock at a conversion price of $7.15 per share.

Restricted Stock

As of April 30, 2022, and 2021 there were 0 and 8,224 unvested shares of restricted common stock outstanding. During the years ended April 30, 2022 and 2021 there were no new restricted stock grants, forfeitures, or expirations. There is no unrecognized compensation expense related to restricted stock as of April 30, 2022.

Restricted Stock Units

A summary of the Company’s RSU activity which were granted under the 2021 and 2018 Equity Incentive Plans during the year ended April 30, 2022 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance outstanding, April 30, 2021	549,972	$6.58
Granted	520,142	5.58
Forfeits	(54,610)	8.49
Vested	(85,576)	4.27
Expired	—	—
Unvested balance outstanding, April 30, 2022	929,928	$6.12

Fiscal 2022 activity

Of the 520,142 RSUs granted during the year ended April 30, 2022, 410,000 RSUs correspond to executive compensation grants summarized below.

On August 16 2021, the Compensation Committee approved a 125,000 RSU grant to the Company’s newly hired Chief Financial Officer as part of his employment agreement. The grant has a grant date fair value of $725,000 based on a closing stock price of $5.80 per share. On August 12, 2021, the Compensation Committee approved individual grants of 80,000 RSUs to the Company’s Chief Operating Officer and Chief Academic Officer. The grants have a total grant date fair value of $1.0 million based on a closing stock price of $6.48 per share.

The three executive grants discussed above are under the Company’s 2018 Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The amortization expense related to these grants for year ended April 30, 2022 was $440,450 and is included in "general and administrative expense" in the accompanying consolidated statement of operations.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. At April 30, 2022, the Company is amortizing the expense over three years through July 2024 (the filing date of the Form 10-K for Fiscal Year 2024). The Company will continue to assess the performance condition at each reporting period. If the RSUs do not vest within three years from the July 21, 2021 effective date, they will be forfeited. The amortization expense related to this grant for the year ended April 30, 2022 was $242,708, which is included in general and administrative expense in the consolidated statements of operations.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

The remaining 110,142 RSUs granted during the year ended April 30, 2022 were granted to employees and have a grant date fair value that ranges from $2.09 to $6.50 per share, or a total of $266,988, vesting annually over three years and subject to continued employment on each applicable vesting date.

Of the 929,928 unvested RSUs outstanding at April 30, 2022, 195,000 remain from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date and subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to this grant for the years ended April 30, 2022 and 2021, was approximately $0.4 million and $1.2 million, respectively, which is included in general and administrative expense in the consolidated statements of operations.

At April 30, 2022, total unrecognized compensation expense related to unvested RSUs is $3,947,815 and is expected to be recognized over a weighted-average period of approximately 1.49 years.

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
A summary of the Company’s warrant activity during the year ended April 30, 2022 is presented below:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	374,174	$6.37	1.9	—
Granted	275,000	2.43	4.80	—
Exercised	—	—	—	—
Surrendered	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, April 30, 2022	649,174	$4.70	1.96	$—

Exercisable, April 30, 2022	624,174	$4.61	2.48	$—

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.00	$1.00	200,000	$1.00	4.99	200,000
$4.89	$4.89	50,000	$4.89	1.95	50,000
$5.85	$5.85	50,000	$5.85	4.34	50,000
$6.00	$6.00	100,000	$6.00	1.85	100,000
$6.87	$6.87	224,174	$6.87	0.24	224,174
$6.99	$6.99	25,000	$0.00	—	—
		649,174			624,174

Fiscal 2022 activity
On April 22, 2022, as consideration for amending the Intercreditor Agreement, the Company issued warrants to the each of the same two unaffiliated lenders of the 2022 Convertible Notes, to each purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $1.00 per share. See Note 9. Long-term Debt, Net. As consideration for the lenders agreeing to enter into the Amendment, the Company agreed to issue each lender 100,000 five-year warrants exercisable at $1.00 per share. The fair value of the warrants is $118,000 and is being amortized over the 60-month term. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022. Total unamortized costs at April 30, 2022 were $118,000.

On August 31, 2021, the Compensation Committee approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the extension of the 2018 Credit Facility Agreement. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $68,932 of amortization expense in connection with the fair value of the warrants for year ended April 30, 2022, respectively, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Executive Committee approved the issuance of warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized over the three year vesting period. The Company has recognized $21,000 of amortization expense in connection with the fair

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
value of the warrants for the year ended April 30, 2022, respectively, which is included in general and administrative expense in the accompanying consolidated statement of operations.

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

There were no options granted to employees during the years ended April 30, 2022 and 2021.
A summary of the Company’s stock option activity for employees and directors during the year ended April 30, 2022, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2021	1,214,473	$6.24	1.88	$204,719
Granted	—	—	—	—
Exercised	(258,419)	5.60	—	—
Forfeited	(7,297)	2.89	—	—
Expired	(88,575)	0.83	—	—
Balance Outstanding, April 30, 2022	860,182	$7.03	1.25	$—

Exercisable, April 30, 2022	840,385	$7.08	1.24	$—

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$3.82	63,165	$4.50	1.44	51,998
$4.50 to $5.20	$4.94	138,176	$4.98	1.74	137,543
$5.95 to $6.28	$5.95	28,000	$5.95	0.31	28,000
$7.17 to $7.55	$7.45	473,092	$7.46	1.32	465,095
$8.57 to $9.07	$8.98	157,749	$8.98	0.69	157,749
		860,182			840,385

As of April 30, 2022, there was approximately $5,446 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 0.42 years.

Stock-based compensation related stock options, RSUs and restricted stock

A summary of the Company’s stock-based compensation expense, which is included in "general and administrative" expense in the consolidated statement of operations is presented below:

	Years Ended April 30,
	2022	2021
RSUs	$2,095,533	$3,335,250
Restricted Stock	307,283	62,007
Stock options	131,849	560,828
Total stock-based compensation expense	$2,534,665	$3,958,085

Treasury Stock

As of both April 30, 2022 and 2021, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating approximately $1,817,414 were based upon the fair market value of shares surrendered as of the date of each applicable exercise date.

On October 16, 2020, the Company retired 16,667 shares of its treasury stock valued at $70,000, which were outstanding at April 30, 2020.
Note 12. Leases
The Company determines if a contract contains a lease at inception. The Company has entered into operating leases totaling approximately 191,328 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and the New Brunswick Province in Canada. These leases expire at various dates through April 2031, and the majority contain annual base rent escalation clauses. Most of these leases include options to terminate for a fee or extend for additional five-year periods. As permitted by ASC 842, leases with an initial term of twelve months or less are not recorded on the accompanying consolidated balance sheet. The Company does not have any financing leases.
As of April 30, 2022, our longer-term operating leases are located in Tampa, Phoenix, Austin and Nashville and are set to expire in six to eight years. These leases make up approximately 96% of the total future minimum lease payments.
Operating lease assets are ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
lease right-of-use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheets at April 30, 2022 and 2021. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.

Lease incentives are deducted from the ROU assets. Incentives such as tenant improvement allowances are amortized as leasehold improvements, separately, over the life of the lease term. For the years ended April 30, 2022 and 2021, the amortization expense for these leasehold improvements was $661,131 and $306,217, respectively.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the years ended April 30, 2022 and 2021, was $3,868,333 and $2,775,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

ROU assets are summarized below:

	April 30,
	2022	2021
ROU assets - Operating facility leases	$15,958,721	$14,308,296
Less: accumulated amortization	(3,312,771)	(1,593,433)
Total ROU assets	$12,645,950	$12,714,863

Operating lease obligations, related to the ROU assets are summarized below:

	April 30,
	2022	2021
Total lease liabilities	$22,517,355	$19,946,229
Reduction of lease liabilities	(3,671,466)	(1,617,600)
Total operating lease obligations	$18,845,889	$18,328,629

The following is a schedule by future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 30, 2022 (a) (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2023	$4,323,543
2024	4,021,638
2025	3,805,716
2026	3,911,083
2027	3,991,386
Thereafter	7,971,839
Total future minimum lease payments	28,025,205
Less: imputed interest	(9,179,316)
Present value of operating lease liabilities	$18,845,889
____________________
(a) Lease payments exclude $3.7 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in Atlanta, Georgia for its lease signed but not yet commenced.

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

	April 30,
Balance Sheet Classification	2022	2021
Operating lease obligations, current portion	$2,036,570	$2,029,821
Operating lease obligations, less current portion	16,809,319	16,298,808
Total operating lease obligations	$18,845,889	$18,328,629

	April 30,
Other Information	2022	2021
Weighted average remaining lease term (in years)	6.81	7.46
Weighted average discount rate	12%	12%

Note 13. Revenue
Revenue consists primarily of tuition and fees derived from courses taught by the Company online as well as from related educational resources that the Company provides to its students, such as access to its online materials and learning management system. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned and is therefore deferred. The Company also charges students fees for library and technology costs, which are recognized over the related service period and are not considered separate performance obligations. Other services, books, and exam fees are recognized as services are provided or when goods are received by the student. The Company’s contract liabilities are reported as deferred revenue and due to students. Deferred revenue represents the amount of tuition, fees, and other student payments received in excess of the portion recognized as revenue and it is included in current liabilities in the accompanying consolidated balance sheets.
The following table represents the Company's revenue disaggregated by the nature and timing of services:

	Years Ended April 30,
	2022	2021
Tuition - recognized over period of instruction	$67,200,354	$59,970,120
Course fees - recognized over period of instruction	7,982,689	7,088,539
Book fees - recognized at a point in time	42,777	150,969
Exam fees - recognized at a point in time	799,367	233,820
Service fees - recognized at a point in time	669,179	369,072
Revenue	$76,694,366	$67,812,520
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of April 30, 2022 and 2021, was $5,889,911 and $6,825,014, respectively. During the year ended April 30, 2022, the Company recognized $5,087,417 of revenue that was included in the deferred revenue balance as of April 30, 2021. The Company classifies deferred revenue as current when the remaining term of the course, including affect to the refund policy, is one year or less.
When the Company begins providing the performance obligation by beginning instruction in a course, a contractual receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach.
Cash Receipts

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
The Company's students finance costs through a variety of funding sources, including, among others, monthly payment plans, installment plans, federal loan and grant programs (Title IV), employer reimbursement, and various veterans and military funding and grants, and cash payments. Most students elect to use our monthly payment plan. This plan allows them to make fixed monthly payments over the length of the payment plan. Title IV and military funding typically arrives during the period of instruction. Students who receive reimbursement from employers typically do so after completion of a course. Students who choose to pay cash for a class typically do so before beginning the class.
Significant Judgment
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
The Company had revenue from students outside the United States totaling approximately 2.0% and 1.0% of consolidated revenue for the years ended April 30, 2022 and 2021, respectively.
Note 14. Income Taxes
The components of income tax expense are as follows:

	Years Ended April 30,
	2022	2021
Current income tax expense:
Federal	$—	$—
State	27,400	32,644
Foreign	400,000	—
Current income tax expense	427,400	32,644
Deferred income tax expense:
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Income tax expense	$427,400	$32,644

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
Significant components of the Company's deferred income tax assets and liabilities are as follows:

	April 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$18,095,495	$15,737,351
Allowance for doubtful accounts	897,965	1,009,273
Deferred rent	192,284	252,479
Stock-based compensation	870,245	—
Contributions carryforward	11,089	11,013
Accrued compensation	43,176	—
Warrant amortization	17,888	—
Intangibles	—	—
Interest expense limitation carryforward	717,919	86,485
Total deferred tax assets	20,846,061	17,096,601

Deferred tax liabilities:
Property and equipment	(1,000,092)	(356,473)
Intangibles	(463,074)	(186,063)
Stock-based compensation	—	(1,778,017)
Total deferred tax liabilities	(1,463,166)	(2,320,553)

Deferred tax assets, net	$19,382,895	$14,776,048

Valuation allowance:
Beginning of year	(14,776,048)	(12,399,948)
Increase during period	(4,606,847)	(2,376,100)
Ending balance	(19,382,895)	(14,776,048)

Net deferred tax asset	$—	$—

As of April 30, 2022, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of April 30, 2022 and 2021, the valuation allowance was approximately $19,400,000 and $14,800,000, respectively. In the future, the utilization of the Company's net operating loss carryforwards may be subject to certain change of control limitations. If the Company determines it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income.
At April 30, 2022, the Company had approximately $69,700,000 of net operating loss carryforwards, $28,200,000 of which will expire from 2031 to 2038, the remainder will carryforward indefinitely. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of April 30, 2022, tax years 2019 through 2021 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years. A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021
The Company's effective income tax expense differs from the statutory federal income tax rate of 21% as follows:

	April 30,
	2022	2021
Statutory Rate applied to net loss before income taxes	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	4.2%	4.4%
Effect on change in federal tax rates	—%	—%
Federal and State Minimum Taxes	—%	(0.2)%
Permanent Differences	(1.9)%	(0.2)%
Foreign income tax	(4.4)%	—%
Change in Tax Rates - States	1.1%	(2.8)%
Change in Tax Credits	—%	—%
Change in Valuation Allowance	(50.3)%	(22.8)%
Other	25.6%	0.3%
Effective Income Tax Rate	(4.7)%	(0.3)%
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
As of April 30, 2022, the Company recorded a reserve of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability. Additionally, for the 2022 tax year, the Company recorded a reserve of $100,000 for the related foreign income tax liability.

Note 15. Quarterly Results (Unaudited)

ASPEN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022 and 2021

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30
Year Ended April 30, 2022
Revenue	$19,430,995	$18,940,211	$18,944,798	$19,378,362
Cost of revenue (exclusive of depreciation and amortization)	8,593,568	8,789,201	9,275,419	8,601,093
Operating loss	(1,238,459)	(2,657,536)	(3,335,644)	(1,738,684)
Loss before income taxes	(719,878)	(2,846,358)	(3,502,387)	(2,089,758)
Net loss	(870,888)	(2,852,258)	(3,733,997)	(2,128,638)

Net loss per share allocable to common stockholders - basic and diluted	$(0.03)	$(0.11)	$(0.15)	$(0.09)

	Quarter Ended July 31	Quarter Ended October 31	Quarter Ended January 31	Quarter Ended April 30
Year Ended April 30, 2021
Revenue	$15,165,562	$16,971,045	$16,624,837	$19,051,076
Cost of revenue (exclusive of depreciation and amortization)	5,847,523	7,324,780	7,559,951	8,721,479
Operating loss	(366,341)	(2,797,247)	(2,784,825)	(2,295,735)
Loss before income taxes	(945,096)	(4,333,995)	(2,804,806)	(2,332,432)
Net loss	(943,196)	(4,370,525)	(2,815,266)	(2,319,986)

Net loss per share allocable to common stockholders - basic and diluted	$(0.04)	$(0.19)	$(0.11)	$(0.09)