Form 10-K/A
period 2022-04-30
ASPEN GROUP, INC.
filed 2022-08-19
CIK 1487198

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
The number of shares outstanding of the registrant’s classes of common stock, as of August 12, 2022 was 25,236,203 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Aspen Group, Inc. (the “Company”) for the year ended April 30, 2022 (“Fiscal 2022”), as filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2022. We are filing this Amendment to amend Part III of the 2022 Form 10-K to include the information required by and not included in Part III of the 2022 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2022.

In addition, the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table represents our Board of Directors (the "Board"):

Name	Age	Position
Michael Mathews	60	Chairman of the Board
Andrew Kaplan	56	Director
Doug Kass	73	Director
Michael Koehneman	62	Director
Dr. Joan Prince	68	Director
Sanford Rich	64	Director

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
Douglas Kass has served as a director since July 2020. Mr. Kass has been the President of Seabreeze Partners Management, Inc., which, up to July 2013, was the General Partner of Seabreeze Partners, LP. From 2014 to 2020, Seabreeze managed individual accounts. Since early 2021, Mr. Kass has been the President of Seabreeze Partners Management LLC, a hedge fund sponsor and the General Partner of Seabreeze Capital Partners LP. Mr. Kass served on the board of directors of MVC Capital, Inc. (formerly NYSE: MVC), a non-diversified, closed-end management investment company, from June 2019 until December 2020 when the company was merged with Barings BDC, Inc. (NYSE: BBDC). From July 2011 through May 2017, Mr. Kass served on the board of directors of Empire Resources Inc. (formerly Nasdaq: ERS), a distributor of value added, semi-finished metal products. In 2017 Empire was sold to a unit of Ta Chen Stainless Pipe Co. Ltd. He is currently a special advisor to the board of directors of Ocwen Financial Corp (NYSE: OCN). Mr. Kass was selected as a director due to his prior experience serving on boards of directors of several organizations as well as his background in finance.
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

Dr. Joan Prince was appointed as a director of the Company effective July 14, 2021. Dr. Prince previously served as the Vice Chancellor of Global Inclusion and Engagement at the University of Wisconsin-Milwaukee from September 2000 to March 1, 2021. During this time, Dr. Prince was the chief administrator for the Divisions of Global Inclusion and Engagement and

Partnerships and Innovation the University of Wisconsin-Milwaukee, with responsibilities as the chief inclusion officer. In 2012, President Barack Obama nominated Dr. Prince to the key administrative post of alternate representative to the 67th General Assembly of the United Nations with the honorary rank of ambassador. This diplomatic position also maintained an appointment as a senior advisor to the State Department and Public Delegate. She also served in an advisory capacity to the 2013 United States Delegation to the Commission on the Status of Women. Dr. Prince was selected as a director due to her background and leadership in higher education, and her work to foster diversity and inclusion.

Sanford Rich has served as a director of the Company since March 2012. Since January 2016 Mr. Rich has served as the Executive Director of the New York City Board of Education Retirement System. From November 2012 to January 2016, Mr. Rich served as the Chief of Negotiations and Restructuring for the Pension Benefit Guaranty Corporation (a United States Government Agency). From October 2011 to September 2012, Mr. Rich served as Chief Executive Officer of In The Car LLC. Mr. Rich served as a director of Interclick from August 28, 2007 until June 5, 2009 and as Audit Committee Chairman from August 2007 to June 2009. From April 2006 to April 2020, Mr. Rich has served as a director and Audit Committee Chairman for InsPro Technologies (OTCQB: ITCC). Mr. Rich had a 35-year career as an investment and commercial banker. Mr. Rich was selected as a director for his 40 years of experience in the financial sector and his experience serving on the audit committees of public companies.

Executive Officers

Name	Age	Position
Michael Mathews	60	Chief Executive Officer
Matthew LaVay	52	Chief Financial Officer
Robert Alessi	51	Chief Accounting Officer
Dr. Cheri St. Arnauld	65	Chief Academic Officer
Gerard Wendolowski	36	Chief Operating Officer

See "Director Biographies" above for Mr. Michael Mathews’ biography.

Matthew LaVay was appointed the Company’s Chief Financial Officer effective August 16, 2021. Mr. LaVay has worked in accounting and finance for over 25 years. Mr. LaVay started his career in public accounting at Arthur Andersen serving as a senior manager in the audit practice. Subsequent to Arthur Andersen, Mr. LaVay went on to serve in progressively more senior finance and accounting roles, primarily in publicly traded software and financial services companies. Most recently, Mr. LaVay served as the Chief Financial Officer of Ellie Mae, Inc., a publicly traded cloud-based platform provider for the mortgage finance industry, and as the Chief Financial Officer of Amerit Fleet Solutions, a private equity backed fleet management company. Mr. LaVay brings extensive experience optimizing the financial operations of high growth companies. Mr. LaVay holds a Master of Professional Accountancy degree from Georgia State University and a Bachelor of Science degree in Industrial Management from The Georgia Institute of Technology. Mr. LaVay is a Certified Public Accountant ("CPA") in the State of California.

Robert Alessi has been the Company's Chief Accounting Officer since December 1, 2019; previously, from July 15, 2019 until that date, Mr. Alessi was the Company’s Vice President and Controller and served as Interim Chief Financial Officer from February 25, 2021 to August 15, 2021. Mr. Alessi is a CPA in the State of New York. Prior to joining the Company, Mr. Alessi served as the Vice President and Financial Controller for Prometheus Global Media, a New York City based media company, from August 2017 through June 2019. Mr. Alessi was previously the Controller for FunctionX, Inc., a social publishing and interactive media platform from January 2017 through August 2017.

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

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the following standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Regulatory Oversight Committee (the "Regulatory Committee") and the Nominating and Corporate Governance Committee (the "Corporate Governance Committee"). Each of the committees, except for the Executive Committee, has a written charter approved by the Board. The charters of the Audit Committee, the Compensation Committee and the Corporate Governance Committee can be found on our corporate website at http://www.aspu.com/governance-docs.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Executive	Audit	Compensation	Regulatory	Governance
Michael Mathews
Andrew Kaplan	✓	✓	✓		Chairman
Doug Kass	✓			✓	✓
Michael Koehneman	✓		✓		✓	Chairman
Dr. Joan Prince	✓			✓
Sanford Rich	✓	✓	Chairman			✓

Director Independence

With the exception of Michael Mathews, all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules (the “Nasdaq Rules”).

As a result of being employed as an executive officer of the Company, Mr. Mathews is not independent under the Nasdaq Rules.

Messrs. Sanford Rich, Andrew Kaplan, and Michael Koehneman meet the independence requirements under the Nasdaq Rules and the heightened independence requirements for Audit Committee members under the rules of the SEC. Also, our Board has determined that Dr. Joan Prince and Mr. Douglas Kass are independent under the Nasdaq Rules relating to independence standards for Compensation Committee members.

Committees of the Board of Directors

Executive Committee

The function of the Executive Committee is to provide a committee for the Company which can approve corporate actions efficiently or in a timely fashion when the full Board is unavailable. The Executive Committee was established in December 2017.

Audit Committee

Management has the primary responsibility for the consolidated financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting.

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

Board and Committee Meetings in Fiscal 2022

In Fiscal 2022, the Board and the Company’s Committees had the following number of meetings and consents in lieu of a meeting:

Board or Committee	Number of Meetings	Number of Consents in Lieu of a Meeting
Board of Directors	11	4
Compensation Committee	1	7
Corporate Governance Committee	1	—
Regulatory Committee	—	—
Executive Committee	—	2
Audit Committee	4	—

There were no directors (who were incumbent at the time) except for Joan Prince, who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during Fiscal 2022.

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

Pursuant to Nasdaq Rules, the Company has uploaded to its website a Board diversity matrix which provides certain information about the diversity characteristics of the directors serving on our Board. The matrix can be accessed at https://www.aspu.com/governance-docs.

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

Board Role in Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Michael Mathews, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are our ability to comply with regulatory requirements, including the probation terms under the Consent Agreement with the Arizona State Board of Nursing (which while ongoing prevents us from enrolling new students in the Phoenix metro area), managing our working capital including reducing expenses in a manner that improves our working capital while also mitigating adverse operational impacts, overseeing our hybrid campus program, maintaining and increasing our enrollment and class starts, and otherwise managing our operations and growth consistent with regulatory oversight. See Item 1A – Risk Factors in the 2022 Form 10-K filed on July 29, 2022 for more information on the risks we face.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during Fiscal 2022 except that one Form 4 for Douglas Kass reporting a purchase of shares of common stock was not timely filed due to an administrative error.

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
ITEM 11. EXECUTIVE COMPENSATION.
Set forth below is the information regarding the compensation paid, distributed or accrued by us for the fiscal year ended April 30, 2022 ("Fiscal 2022") and the fiscal year ended April 30, 2021 ("Fiscal 2021") to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Positions (a)	Fiscal Year (b)	Salary $ (c)	Bonus $ (1) (d)		Stock Awards $ (2) (e)		Non-Equity Inventive Plan Compensation $ (g)		All Other Compensation $ (i)		Total $ (j)
Michael Mathews	2022	$346,823	$—		$873,750	(3)	$—	(10)	$108,415	(4)	$1,328,988
Chief Executive Officer	2021	$334,750	$100,425	(5)	$138,080	(6)	$—		$106,345	(4)	$679,600

Matthew LaVay	2022	$230,208	$—		$725,000	(7)	$—	(10)	$40,000	(8)	$995,208
Chief Financial Officer	2021	$—	$—		$—		$—		$—		$—

Gerard Wendolowski	2022	$309,000	$—		$518,400	(9)	$—	(10)	$—		$827,400
Chief Operating Officer	2021	$309,000	$92,700	(5)	$127,458	(6)	$—		$—		$529,158

Cheri St. Arnauld	2022	$309,000	$—		$518,400	(9)	$—	(10)	$—		$827,400
Chief Academic Officer	2021	$309,000	$92,700	(5)	$127,458	(6)	$—		$—		$529,158
———————
(1) Represents cash bonuses earned.

(2) These amounts do not reflect the actual economic value realized by the Named Executive Officers. The amounts in this column represent the grant date fair value of restricted stock units (“RSUs”) granted during each covered fiscal year as computed in accordance with the Financial Accounting Standards Board ("FASB") ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. See "Note 11. Stockholders' Equity" to the audited consolidated financial statements for Fiscal 2022 included in the Form 10-K for the assumptions used in calculating the grant date fair value.

(3) On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. At April 30, 2022, the Company was amortizing the expense over three years through July 2024 (the filing date of the Form 10-K for Fiscal Year 2024). The Company assessed the performance condition at July 31, 2022 and determined that it will not be met during the three-year period ending July 2024; therefore, these RSUs have been forfeited.

(4) The Company currently provides and intends to continue to provide perquisites that it feels are necessary to enable the Named Executive Officers to perform their responsibilities efficiently, to minimize distractions and help build a successful culture and business. We believe the benefit, financial or otherwise, the Company receives from providing these perquisites significantly outweighs the cost of providing them. For Fiscal 2022, this amount includes $7,000 per month paid to Mr. Mathews to cover expenses he incurs while traveling to the New York offices following the sale of his New York City area residence. Mr. Mathews, an Arizona resident, split his time during Fiscal 2021 between the Phoenix and New York offices given the majority of the Company’s employees are based in Phoenix. Additionally, this amount includes a total of $24,415 in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. On a monthly basis, employees of the Phoenix office used the country club as part of a shared team-building experience. Mr. Mathews reimbursed the Company for personal expenses he incurs at the country club. For Fiscal 2021, this amount includes $7,000 per month paid to Mr. Mathews to cover expenses he incurred in maintaining a home in the New York City area. Additionally, this amount includes a total of $22,345 in country club dues in the Phoenix area which the Company paid in accordance with the approval of the Compensation Committee. Effective May 1, 2021, the Compensation Committee of the Board approved an extension of the previously approved $7,000 per month housing allowance for Mr. Mathews to cover the estimated expenses he incurs in maintaining a residence in the New York City area. These sums are disclosed in this Summary Compensation Table pursuant to the SEC Staff’s interpretations, even though the payment of these expenses resulted in a benefit to the Company and saved the Company money.

(5) Represents the cash portion of the discretionary bonus for Fiscal 2021 paid in equal quarterly installments during Fiscal 2022.

(6) Represents the grant date fair value of the RSU portion of the discretionary bonus for Fiscal 2020. The RSUs were granted on July 8, 2020 and vest on July 8, 2023.

(7) On August 16, 2021, the Compensation Committee approved a 125,000 RSU grant to the Company’s newly hired Chief Financial Officer as part of his employment agreement. The grant has a grant date fair value of $725,000 based on a closing stock price of $5.80 per share and vest on August 16, 2024.

(8) The Company currently provides and intends to continue to provide perquisites that it feels are necessary to enable the Named Executive Officers to perform their responsibilities efficiently, to minimize distractions and help build a successful culture and business. We believe the benefit, financial or otherwise, the Company receives from providing these perquisites significantly outweighs the cost of providing them. This amount includes $5,000 per month paid to Mr. LaVay to cover expenses he incurs while traveling to the Arizona offices until he permanently relocates to the Phoenix metro area.

(9) On August 12, 2021, the Compensation Committee approved individual grants of 80,000 RSUs to the Company’s Chief Operating Officer and Chief Academic Officer. Each grant has a grant date fair value of $518,400 based on a closing stock price of $6.48 per share and vest in equal annual increments beginning on August 12, 2022 through August 12, 2024.

(10) As of the date of this Amendment, the Board of Directors has not met to determine the Fiscal 2022 discretionary bonus.

Named Executive Officer Employment Agreements

The Company has entered into Employment Agreements with Michael Mathews, Matthew LaVay, Cheri St. Arnauld and Gerard Wendolowski. Set forth below is the description of the material terms of the Employment Agreements.

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

Matthew LaVay. The Employment Agreement with Mr. LaVay effective August 16, 2021 provides that he will serve as the Chief Financial Officer of the Company for a period of four years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. LaVay receives an annual base salary of $325,000.

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

Gerard Wendolowski. Mr. Wendolowski’s Employment Agreement effective November 11, 2014, provides that he will serve as the Chief Operating Officer of the Company for a period of three years, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Pursuant to his Employment Agreement, Mr. Wendolowski receives an annual base salary of $300,000.

Severance Agreements

On July 15, 2022, Dr. Anne McNamara, Chief Nursing Officer retired from her position as an officer and terminated her employment with the Company. In connection with Dr. McNamara's retirement, the Company entered into a Severance Agreement with Dr. McNamara (the “Agreement”). Dr. McNamara's Employment Agreement, dated November 1, 2019, terminated upon execution of the Agreement. Under the Agreement, for six months, the Company agreed to pay Dr. McNamara's a severance of $125,000 and health insurance and related costs of $10,000. In addition, the Company agreed to the accelerated vesting of 50,000 RSUs at a grant price of $6.29. The remaining price based RSUs terminated and the RSU portion of the discretionary bonus for Fiscal 2020 which was granted on July 8, 2020 also terminated.

As previously disclosed, on February 25, 2021, Frank J. Cotroneo, Chief Financial Officer and director of the Company, resigned from his positions as an officer and director of the Company and terminated his employment with the Company. In connection with Mr. Cotroneo’s resignation, the Company entered into a Confidential Severance Agreement with Mr. Cotroneo (the “Former CFO Agreement”). Mr. Cotroneo’s Employment Agreement, dated December 1, 2020, terminated upon execution of the Former CFO Agreement. Under the Former CFO Agreement, Mr. Cotroneo received severance of $150,000, $18,563 as a final bonus for Fiscal 2020, $33,750 as a final bonus for Fiscal 2021, and $96,250 as reimbursement for relocation costs which the Company had previously agreed to in order to induce Mr. Cotroneo to move. For six months, the Company agreed to pay Mr. Cotroneo’s health insurance and related costs of $5,307. In addition, the Company agreed to the automatic vesting of 13,892 unvested nonqualified stock options exercisable at $5.12 and the accelerated vesting of 80,251 RSUs in the amount of $606,698. The remaining price based RSUs terminated.

Bonuses

Target Bonus

For each fiscal year during the term of the Named Executive Officers’ Employment Agreements beginning May 1 and ending April 30 of the applicable fiscal year, each Named Executive Officer, has the opportunity to earn a bonus up to 30%, 66% or 100% of his or her then base salary (the “Target Bonus”) as follows.

When the Company achieves annual Adjusted EBITDA (as defined in their Employment Agreements) at certain threshold levels (each, an “EBITDA Threshold”), the Named Executive Officers shall receive an automatic cash bonus (the “Automatic Cash Bonus”) equal to a percentage of his or her then base salary, and shall receive a grant of fully vested shares of the Company’s common stock having an aggregate Fair Market Value (as such term is defined in the Plan) equal to a percentage of the Named Executive Officer’s then base salary (the “Automatic Equity Bonus”). See “Severance Agreement” above for the discussion of the payments made to Dr. Anne McNamara who retired in July 2022.

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

Discretionary Bonus

In addition, each of the Named Executive Officers is eligible to receive a discretionary bonus (the "Discretionary Bonus") consisting of a cash and equity component matching the applicable Target Bonus based on the Board’s determination that the Named Executive Officer has achieved certain annual performance objectives established by the Board. See “Severance Agreement” above for the discussion of the payments made to Dr. Anne McNamara who retired in July 2022.

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

“Change of control” is defined in the Employment Agreements the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in the Named Executive Officer’s authority, duties or responsibilities due to no fault of his or her own (unless he or she has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside the location specified in the Employment Agreements, including metropolitan New York, New York or Phoenix, Arizona area.

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

Outstanding Awards at April 30, 2022

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of April 30, 2022. The vesting of all unvested options and RSUs are subject to continued employment on each applicable vesting date.

	Options Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisabe (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (3) (g)	Market Value of Shares of Units of Stock that Have Not Vested ($) (1) (h)
Michael Mathews	—	—	$—		205,157	$178,487

Matthew LaVay	—	—	$—		125,000	$108,750

Cheri St. Arnauld	180,000	—	$7.55	7/19/23	142,741	$124,185

Gerard Wendolowski	180,000	—	$7.55	7/19/23	142,741	$124,185

Compensation of Directors

Our employees do not receive compensation for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. Our non-employee directors can elect to receive equity instead of all or a portion of their cash compensation for service as directors. Compensation for service on committees of the Board is paid in shares of restricted common stock. In January 2022, each non-employee director received compensation for Board service in the amount of $35,000 for calendar year 2021 and additional compensation for service on committees of the Board. All non-employee directors elected to receive awards of restricted common stock instead of the annual cash retainer, except for Norman D. Dicks (who resigned as a director on April 1, 2022), C. James Jensen (who resigned as a director on July 14, 2021) and Dr. Joan Prince. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. Under the Plans, our non-employee directors receive grants of restricted common stock as compensation for their services on our Board, as described above. Because we do not pay compensation to employee directors, Mr. Mathews was not compensated for his services as a director in Fiscal 2022 and is omitted from the following table.

In Fiscal 2022, non-employee members of our Board were compensated as follows:

Name (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (3) (4) (c)	Total ($) (j)
Norman D. Dicks (5)	$35,000	$48,036	$83,036
C. James Jensen (6)	$8,750	$—	$8,750
Andrew Kaplan	$—	$56,226	$56,226
Douglas Kass	$—	$43,124	$43,124
Michael Koehneman	$—	$48,036	$48,036
Dr. Joan Prince	$35,000	$21,563	$56,563
Sanford Rich	$—	$62,230	$62,230
———————
(1) Represents the portion of cash compensation earned as of April 30, 2022.

(2) The table below sets forth unvested restricted common stock awards and unexercised options held by each of our non-employee directors outstanding as of April 30, 2022.

Name	Aggregate Number of Restricted Stock Awards Outstanding	Aggregate Number of Unexercised Option Awards Outstanding
Norman D. Dicks	—	38,000
C. James Jensen	—	35,000
Andrew Kaplan	—	50,000
Douglas Kass	—	—
Michael Koehneman	—	—
Dr. Joan Prince	—	—
Sanford Rich	—	51,000

(3) Amounts reported represent the aggregate grant date fair value of awards without regards to forfeitures granted to the independent members of our Board during Fiscal 2022, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director.

(4) Pursuant to their election to receive shares of restricted common stock in lieu of $35,000 in cash compensation, Messrs. Kaplan, Kass, Koehneman, and Rich each received a grant of fully vested restricted common stock in January 2022. Committee service fees were also paid in restricted common stock, which included grants of fully vested restricted common stock in January 2022 to Mr. Dicks and Dr. Prince.

(5) Mr. Dicks retired from the Board effective April 1, 2022.

(6) Mr. Jensen retired from the Board effective July 14, 2021.

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of April 30, 2022.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ (b)	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Aspen Group, Inc. 2012 Equity Incentive Plan, as amended (1)	1,254,155	$6.94	—
Aspen Group, Inc. 2018 Equity Incentive Plan (2)	1,185,129	$5.94	812,763
Equity compensation plans not approved by security holders	—		—
Total	2,439,284		812,763
__________________

(1) The 2012 Plan expired March 15, 2022 and remains in effect for outstanding grants only, and is no longer available for new grants. On March 8, 2022, the Company transferred the 129,009 unused shares under the 2012 Plan to the 2018 Plan.

(2) Represents options issued under the 2018 Equity Incentive Plan, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the number of shares of the Company’s common stock beneficially owned as of August 12, 2022 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officer (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Aspen Group, Inc., 276 Fifth Avenue, Suite 505, New York, New York 10001, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Michael Mathews (2)	901,281	3.6%
Common Stock	Matthew LaVay (3)	41,667	*
Common Stock	Dr. Cheri St. Arnauld (4)	270,365	1.1%
Common Stock	Gerard Wendolowski (5)	325,358	1.3%

Directors:
Common Stock	Andrew Kaplan (6)	179,376	*
Common Stock	Douglas Kass (7)	142,894	*
Common Stock	Michael Koehneman (8)	26,160	*
Common Stock	Dr. Joan Prince (9)	9,060	*
Common Stock	Sanford Rich (10)	149,538	*
Common Stock	All directors and executive officers as a group (11 persons) (12)	2,099,743	8.1%

5% Shareholders:
Common Stock	Leon G. Cooperman (12)	2,470,000	9.7%
Common Stock	Calm Waters Partnership (13)	2,336,307	9.3%
Common Stock	Long Focus Capital Management, LLC (14)	1,501,163	5.9%

———————
* Less than 1%.

(1)
Beneficial Ownership Note. Applicable percentages are based on 25,236,203 shares of common stock outstanding as of August 12, 2022, excluding securities held by or for the account of the Company. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days. Certain 5% shareholders have beneficial ownership limitations; the numbers in the table give effect to such limitations.

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

(3)	LaVay. Mr. LaVay is our Chief Financial Officer. Does not include 83,333 shares underlying RSUs vesting in two approximately equal annual increments from August 16, 2022.
(4)
St. Arnauld. Dr. St. Arnauld is our Chief Academic Officer and President of Aspen University. Includes 180,000 shares underlying vested stock options. Does not include (i) 48,750 shares underlying RSUs that are subject to stock price-based vesting or otherwise vesting in 2024, (ii) 13,991 shares underlying RSUs vesting on July 8, 2023, or (iii) 53,333 shares underlying RSUs vesting in two approximately equal annual increments from August 12, 2022.

(5)
Wendolowski. Mr. Wendolowski is our Chief Operating Officer. Includes 380,000 shares underlying vested stock options. Does not include (i) 48,750 shares underlying RSUs that are subject to stock price-based vesting or otherwise vesting in 2024, (ii) 13,991 shares underlying RSUs vesting on July 8, 2023, or (iii) 53,333 shares underlying RSUs vesting in two approximately equal annual increments from August 12, 2022.

(6)	Kaplan. Mr. Kaplan is a director. Includes 50,000 shares underlying vested stock options.
(7)	Kass. Mr. Kass is a director. Includes 123,000 shares held by Seabreeze Capital Partners LP, of which Mr. Kass is the general partner.
(8)	Koehneman. Mr. Koehneman is a director. Includes 2,000 shares held by Michael Koehneman Roth IRA.
(9)	Prince. Dr. Prince is a director.
(10)	Rich. Mr. Rich is a director. Includes (i) 2,188 shares held in the name of Mr. Rich’s IRA and (ii) 78,538 shares underlying vested stock options.
(11)
Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(12)
Cooperman. Based on a Schedule 13G filed on February 14, 2022. Mr. Cooperman is the trustee of The Leon and Toby Cooperman Family Foundation. Address is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

(13)	Calm Waters. Based on a Schedule 13D filed on March 21, 2022. Richard S. Strong Is the Managing Partner of Calm Waters Partnership. Address is 833 E. Michigan Street, Suite 1800, Milwaukee, WI 53202.
(14)
Long Focus Capital Management, LLC. Based on Schedule 13G filed on May 20, 2022. Mr. John B. Helmers is the Managing Member of Long Focus Capital Management, LLC. Address is 207 Calle Del Parque, A&M Tower, 8th Floor, San Juan, PR 00912.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the transactions since May 1, 2020 in excess of $120,000 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Amendment, as applicable.

Loan Agreements

On March 6, 2019, the Company entered into a loan agreement with a lender. Under the Loan Agreement we borrowed $5 million (the “Loan”), evidenced by a 12% term Promissory Note and Security Agreement due September 6, 2020. The loan was secured by a first priority lien in the Collateral. Concurrently with entering into the Loan Agreement, the Company entered into, and borrowed another $5 million under, a loan agreement with another stockholder of the Company, which is not a related party, on the same terms as are contained in the Loan Agreement. The Company issued 100,000 Warrants to the lender and the other lender exercisable at $6 per share.

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

On June 5, 2020, the Leon and Toby Cooperman Family Foundation (the "Lender"), of which Mr. Leon Cooperman, a principal stockholder of the Company, is the trustee, exercised all of its Warrants which the Company had issued to the Lender in connection with prior loan agreements, and received 192,049 shares of common stock in exchange for a 5% discount in the exercise prices. In addition, the Lender agreed to not sell its common stock for at least six months.

On August 31, 2021, the Company entered into a letter agreement (the “Amendment Agreement”) with the Lender to amend the terms of the Credit Facility Agreement, as amended and restated, and the form of the Amended and Restated Revolving Promissory Note, dated March 6, 2019 (the “Note”). Pursuant to the Amendment Agreement, the Credit Facility Agreement which the Company originally entered into with the Lender in November 2018 and the form of the Note were amended to extend the expiration of the commitment period during which the Company can borrow under the Credit Facility Agreement and the final maturity date to November 4, 2022, or the day immediately preceding the fourth anniversary of the original Note. The Credit Facility Agreement provides for a $5 million revolving credit facility with the Lender. Borrowings under the Credit Facility Agreement are evidenced by the Note and bear interest at 12% per annum. The Company granted the Lender a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of Aspen University Inc. and United States University, Inc., subsidiaries of the Company (the “Subsidiaries”), certain of the deposit accounts of the Subsidiaries and all of the outstanding capital stock of the Subsidiaries (the “Collateral”) on a pari passu basis with the other lender.

On September 1, 2021, the Company borrowed $5 million under the Credit Facility Agreement, as amended by the Amendment Agreement. The loan evidenced by the Note, as amended by the Amendment Agreement, bore interest at the rate of 12% per annum payable monthly and matured on November 4, 2022. Subsequently, on March 14, 2022, the Company entered into an amendment with the lender pursuant to the Credit Facility Agreement for interest at the rate of 14% per annum payable monthly and to extend the maturity date by one year to November 4, 2023.

The Company’s obligations under the Note are secured by a first priority lien in certain deposit accounts of the Company, all current and future accounts receivable of the Subsidiaries, certain of the deposit accounts of the Subsidiaries and all of the outstanding capital stock of the Subsidiaries.

Pursuant to the Amendment Agreement, on August 31, 2021, the Company issued the Lender warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share.

2022 Loans

On March 14, 2022, the Company issued a $5 million convertible note (the "2022 Convertible Note") to the Lender in exchange for a $5 million note. The Company also issued an identical Convertible Note to another unaffiliated lender (the "Lenders"). The key terms of the Convertible Note are as follows:

•At any time after issuance date, the Lenders have the right to convert the principal into our shares of the Company’s common stock at a conversion price of $1.00 per share;
•The Convertible Note automatically converts at $1.00 per share into shares of the Company’s common stock if the average closing price of our common stock is at least $2.00 over a 30 consecutive trading day period. This mandatory conversion is subject to the Lenders' 9.9% beneficial ownership limitation and is also subject to the Nasdaq combined 19.99% requirement which generally provides that a listed issuer may not issue 20% or more of its outstanding common stock or voting power in a non-public offering at below a minimum price unless the Company’s stockholders first approve such issuance;
•The Convertible Note is due March 14, 2027 or approximately five years from the closing;
•The interest rate of the Convertible Note is 12% per annum (payable monthly in arrears); and

•The Convertible Note is secured by a first priority lien in all current and future accounts receivable of the Company’s subsidiaries, certain of the deposit accounts of the Company and its subsidiaries and a pledge of the common stock of the Company held by its Chief Executive Officer (the “2022 Collateral”).

At closing of the 2022 Convertible Note, the Company agreed to pay the Lenders' legal fees arising from this transaction of $135,362.

On March 14, 2022, the Company entered into Revolving Promissory Note and Security Agreements (the "2022 Revolver Agreements") with the same two lenders (including the Lender) of the 2022 Convertible Notes for a one-year, $20 million secured revolving line of credit that requires monthly interest payments on sums borrowed at the rate of 12% per annum (the "2022 Revolving Credit Facility"). The Company paid a 1% commitment fee of $200,000 at closing. If the revolving credit facility has not been replaced in six months of the closing date, the Company must pay another 1% commitment fee.

Pursuant to the 2022 Convertible Notes and the 2022 Revolving Credit Facility (the "2022 Notes"), all future indebtedness incurred by the Company, other than indebtedness expressly permitted by the 2022 Notes, will be subordinated to the 2022 Notes and the related facility, with an exception for acquisitions of software and equipment under purchase money agreements and capital leases.

The Company’s obligations under the 2022 Revolver Agreements are secured by a first priority lien in the same 2022 Collateral as described above.

On March 14, 2022, in connection with the issuance of the 2022 Notes, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the two lenders who were issued the 2022 Notes, and the lender under a prior credit facility dated November 5, 2018 (as amended, the “2018 Credit Facility”). The Intercreditor Agreement provides among other things that the Company's obligations under, and the security interests in the Collateral granted pursuant to, the Note and the 2018 Credit Facility shall rank pari passu to one another.

In connection with the issuance of the 2022 Notes, the Company also entered into an Investors/Registration Rights Agreement with the lenders (including the Lender) (the “Registration Rights Agreement”) whereby, upon request of a lender on or after August 15, 2022 the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the 2022 Convertible Notes.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
All of the services provided and fees charged by Salberg & Company, P.A. (PCAOB ID #106, Boca Raton, Florida) (“Salberg”) our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to Salberg for the fiscal years ended April 30, 2022 and 2021.

	Year Ended April 30,
	2022	2021
Audit Fees (1)	$196,600	$178,600
Audit Related Fees (2)	—	15,200
Tax Fees	—	—
All Other Fees	—	—
Total	$196,600	$193,800
———————

(1)	Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly consolidated financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements including filings with the Department of Education.
(2)	Audit related fees – these fees are audit related consulting relating to registration statements.

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
(3)    Exhibits. See the Exhibit Index.

EXHIBIT INDEX
		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - authorized shares	8-K	7/12/2022	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	Aspen Group, Inc. 2012 Equity Incentive Plan, as amended*	S-8	9/21/2020	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan, as amended*	10-Q	3/16/2021	10.1
10.2(a)	Amendment No. 3 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/2021	Annex A
10.2(b)	Amendment No. 4 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	10-Q	3/15/2022	10.7
10.3	Employment Agreement effective July 21, 2021, by the Company and Michael Mathews*	8-K	7/23/2021	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated November 1, 2019 – Anne McNamara*	10-K	7/7/2020	10.6
10.7	Employment Agreement dated December 1, 2020 - Robert Alessi*	10-Q	3/16/2021	10.2
10.8	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/2021	10.1
10.9	Form of Restricted Stock Unit Agreement*	10-K	7/7/2020	10.9
10.10	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/2020	10.10
10.11	Form of Stock Option Agreement*	10-K	7/7/2020	10.11
10.12	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.13	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.14	Confidential Severance Agreement, dated February 25, 2021, by and between the Company and Frank J. Cotroneo	10-K	7/13/2021	10.13
10.15	Warrant dated July 21, 2021	10-Q	9/14/2021	10.1
10.16	Form of Revolving Promissory Note and Security Agreement+	10-Q	3/15/2022	10.1
10.17	Form of Convertible Promissory Note and Security Agreement+	10-Q	3/15/2022	10.2
10.18	Form of Intercreditor Agreement	10-Q	3/15/2022	10.3
10.19	Form of Investors/Registration Rights Agreement dated March 14, 2022	10-Q	3/15/2022	10.4
10.20	Form of Third Amendment to the Amended and Restated Revolving Promissory Note and Security Agreement dated November 5, 2018	10-Q	3/15/2022	10.5
10.21	Form of Letter Agreement +	10-Q	3/15/2022	10.6

10.22	Consent Agreement dated March 31, 2022	8-K	4/1/2022	99.1
10.23	First Amendment to Intercreditor Agreement dated April 22, 2022	8-K	4/27/2022	10.1
21.1	Subsidiaries	10-K	7/13/2021	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**^
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
^    Previously filed with our 2022 Form 10-K, originally filed with the SEC on July 29, 2022, which is being amended hereby.
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

Aspen Group, Inc.

Date: August 19, 2022	By:	/s/ Michael Mathews
Michael Mathews
Chief Executive Officer
(Principal Executive Officer)