Form 10-Q
period 2022-07-31
ASPEN GROUP, INC.
filed 2022-09-14
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of September 9, 2022
Common Stock, $0.001 par value per share	25,217,456 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2022	April 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,374,224	$6,482,750
Restricted cash	6,433,397	6,433,397
Accounts receivable, net of allowance of $3,653,072 and $3,460,288, respectively	24,699,267	24,359,241
Prepaid expenses	1,745,565	1,358,635
Other current assets	988,641	748,568
Total current assets	36,241,094	39,382,591

Property and equipment:
Computer equipment and hardware	1,570,850	1,516,475
Furniture and fixtures	2,197,920	2,193,261
Leasehold improvements	7,179,896	7,179,896
Instructional equipment	756,568	715,652
Software	10,661,079	10,285,096
Construction in progress	3,000	2,100
	22,369,313	21,892,480
Less: accumulated depreciation and amortization	(9,294,089)	(8,395,001)
Total property and equipment, net	13,075,224	13,497,479
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	267,526	274,047
Long-term contractual accounts receivable	12,429,962	11,406,525
Deferred financing costs	302,834	369,902
Operating lease right-of-use assets, net	12,361,707	12,645,950
Deposits and other assets	566,244	578,125
Total assets	$88,156,023	$91,066,051
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	July 31, 2022	April 30, 2022
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$1,851,533	$1,893,287
Accrued expenses	3,146,956	2,821,432
Deferred revenue	6,245,530	5,889,911
Due to students	3,963,709	4,063,811
Operating lease obligations, current portion	2,123,914	2,036,570
Other current liabilities	751,349	130,262
Total current liabilities	18,082,991	16,835,273

Long-term debt, net	14,909,625	14,875,735
Operating lease obligations, less current portion	16,279,324	16,809,319
Total liabilities	49,271,940	48,520,327

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at July 31, 2022 and April 30, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized,
25,357,764 issued and 25,202,278 outstanding at July 31, 2022
25,357,764 issued and 25,202,278 outstanding at April 30, 2022	25,358	25,358
Additional paid-in capital	112,134,894	112,081,564
Treasury stock (155,486 at both July 31, 2022 and April 30, 2022)	(1,817,414)	(1,817,414)
Accumulated deficit	(71,458,755)	(67,743,784)
Total stockholders’ equity	38,884,083	42,545,724
Total liabilities and stockholders’ equity	$88,156,023	$91,066,051

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Revenue	$18,893,913	$19,430,995

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,205,551	8,593,568
General and administrative	10,532,020	10,946,477
Bad debt expense	350,000	350,000
Depreciation and amortization	921,108	779,409
Total operating expenses	22,008,679	20,669,454

Operating loss	(3,114,766)	(1,238,459)

Other income (expense):
Interest expense	(581,293)	(33,539)
Other income, net	11,409	552,120
Total other (expense) income, net	(569,884)	518,581

Loss before income taxes	(3,684,650)	(719,878)

Income tax expense	30,321	151,010

Net loss	$(3,714,971)	$(870,888)

Net loss per share - basic and diluted	$(0.15)	$(0.03)

Weighted average number of common stock outstanding - basic and diluted	25,202,278	25,070,072

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended July 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2022	25,357,764	$25,358	$112,081,564	$(1,817,414)	$(67,743,784)	$42,545,724
Stock-based compensation	—	—	46,330	—	—	46,330
Amortization of warrant-based cost issued for services	—	—	7,000	—	—	7,000
Net loss	—	—	—	—	(3,714,971)	(3,714,971)
Balance at July 31, 2022	25,357,764	$25,358	$112,134,894	$(1,817,414)	$(71,458,755)	$38,884,083

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	542,712	—	—	542,712
Common stock issued for stock options exercised for cash	5,097	5	22,543	—	—	22,548
Common stock issued for vested restricted stock units	15,657	16	(16)	—	—	—
Amortization of warrant-based cost issued for services	—	—	11,458	—	—	11,458
Net loss	—	—	—	—	(870,888)	(870,888)
Balance at July 31, 2021	25,087,051	$25,088	$109,617,521	$(1,817,414)	$(59,028,891)	$48,796,304

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,714,971)	$(870,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	350,000	350,000
Depreciation and amortization	921,108	779,409
Stock-based compensation	46,330	542,712
Amortization of warrant-based cost	7,000	11,458
Amortization of deferred financing costs	67,068	—
Amortization of debt discounts	33,890	8,334
Loss on asset disposition	—	1,144
Non-cash lease (benefit) expense	(158,410)	8,307
Tenant improvement allowances received from landlords	—	86,591
Changes in operating assets and liabilities:
Accounts receivable	(1,713,462)	(1,879,318)
Prepaid expenses	(386,930)	163,615
Other current assets	(240,073)	54,639
Accounts receivable, other	—	45,329
Deposits and other assets	11,883	10,852
Accounts payable	(41,754)	161,243
Accrued expenses	325,524	320,375
Due to students	(100,102)	157,708
Deferred revenue	355,619	(2,133,927)
Other current liabilities	621,087	(250,074)
Net cash used in operating activities	(3,616,193)	(2,432,491)
Cash flows from investing activities:
Purchases of courseware and accreditation	(15,500)	(131,669)
Purchases of property and equipment	(476,833)	(847,213)
Net cash used in investing activities	(492,333)	(978,882)
Cash flows from financing activities:
Proceeds from stock options exercised	—	22,548
Net cash provided by financing activities	—	22,548

(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Net decrease in cash, cash equivalents and restricted cash	$(4,108,526)	$(3,388,825)
Cash, cash equivalents and restricted cash at beginning of period	12,916,147	13,666,079
Cash, cash equivalents and restricted cash at end of period	$8,807,621	$10,277,254

Supplemental disclosure cash flow information:
Cash paid for interest	$416,164	$24,384
Cash paid for income taxes	$4,721	$98,105

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	July 31,
	2022	2021
Cash and cash equivalents	$2,374,224	$6,554,423
Restricted cash	6,433,397	3,722,831
Total cash, cash equivalents and restricted cash	$8,807,621	$10,277,254

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
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
Since 1993, Aspen University has been institutionally accredited by the Distance Education Accrediting Council (“DEAC”), an accrediting agency recognized by the United States Department of Education (the “DOE”), through January 2024.
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

Basis of Presentation
Interim Financial Statements
The interim unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended July 31, 2022 and 2021, our cash flows for the three months ended July 31, 2022 and 2021, and our consolidated financial position as of July 31, 2022 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 as filed with the SEC on July 29, 2022. The April 30, 2022 consolidated balance sheet is derived from those statements.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

A full listing of our significant accounting policies is described in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 as filed with the SEC on July 29, 2022.
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
Restricted cash as of both July 31, 2022 and April 30, 2022 of $6,433,397 consists of $5 million, which is collateral for an approximately $18.3 million surety bond required by the Arizona State Board for Postsecondary Education, $1,173,525 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit, and a $250,000 compensating balance under a secured credit line.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through July 31, 2022. As of July 31, 2022 and April 30, 2022, the Company maintained deposits exceeding federally insured limits by approximately $3,683,384 and $7,749,715, respectively, held in two separate institutions.
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
July 31, 2022
(Unaudited)

Net loss per share is based on the weighted average number of shares of common stock outstanding during each period.
Options, warrants, restricted stock units ("RSUs"), unvested restricted stock and Convertible Notes (convertible into 10 million shares of common stock as of July 31, 2022) are not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. These common stock equivalents are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive. See Note 6. Stockholders’ Equity.
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
Recent Accounting Pronouncement Not Yet Adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.
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
Software consisted of the following:

	July 31, 2022	April 30, 2022
Software	$10,661,079	$10,285,096
Accumulated amortization	(5,641,106)	(5,170,943)
Software, net	$5,019,973	$5,114,153

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended July 31,
	2022	2021
Depreciation and amortization expense:
Property and equipment, excluding software	$428,925	$351,373
Software	$470,163	$411,661
Note 4. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three months ended July 31, 2022 and 2021.
Courseware and accreditation consisted of the following:

	July 31, 2022	April 30, 2022
Courseware	$599,283	$575,283
Accreditation	59,350	59,350
	658,633	634,633
Accumulated amortization	(391,107)	(360,586)
Courseware and accreditation, net	$267,526	$274,047
Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended July 31,
	2022	2021
Courseware and accreditation amortization expense	$22,020	$15,948
Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Long-term Debt, Net

	July 31, 2022	April 30, 2022
Credit Facility due March 14, 2023 (the "2022 Revolving Credit Facility")	$—	$—
Credit Facility due November 4, 2023 (the "2018 Credit Facility"); interest payable monthly in arrears	5,000,000	5,000,000
12% Convertible Notes due March 14, 2027 (the "2022 Convertible Notes"); interest payable monthly in arrears	10,000,000	10,000,000
Total long-term debt	15,000,000	15,000,000
Less: Unamortized debt discount	90,375	124,265
Total long-term debt, net	$14,909,625	$14,875,735
2022 Convertible Notes
On March 14, 2022, the Company issued $10 million in principal convertible notes (the "2022 Convertible Notes") to two unaffiliated lenders (individually a "Lender" and collectively, the "Lenders") in exchange for $5 million notes to each of the two unaffiliated Lenders. The proceeds are used for general corporate purposes, including funding the Company’s expansion of its BSN Pre-Licensure nursing degree program. The key terms of the Convertible Notes are as follows:

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

•At any time after issuance date, the Lenders had the right to convert the principal into shares of the Company’s common stock at a conversion price of $1.00 per share;
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
At closing of the 2022 Convertible Notes, the Company agreed to pay each Lender's legal fees arising from this transaction of $135,562, which has been recorded as a deferred financing cost debt discount and is being amortized over a one-year period in "Interest expense" in the accompanying consolidated financial statements.
2022 Revolving Credit Facility
On March 14, 2022, the Company entered into Revolving Promissory Note and Security Agreements (the "2022 Revolver Agreements") with the same two unaffiliated Lenders of the 2022 Convertible Notes for a one-year, $20 million secured revolving line of credit that requires monthly interest payments on sums borrowed at the rate of 12% per annum (the "2022 Revolving Credit Facility"). At July 31, 2022, there were no outstanding borrowings under the 2022 Revolving Credit Facility. The Company paid a 1% commitment fee of $200,000 at closing, which was recorded as a deferred financing cost, non-current asset, and is being amortized over the term of the loan of one-year, and if the revolving credit facility has not been replaced in six months of the closing date, it must pay another 1% commitment fee.
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

In connection with the issuance of the Notes, the Company also entered into an Investors/Registration Rights Agreement with the Lenders (the “Registration Rights Agreement”) whereby, upon request of either Lender on or after August 15, 2022 the Company must file and obtain and maintain the effectiveness of a registration statement registering the shares of common stock issued or issuable upon conversion of the Convertible Notes. No lender requests have been made as of the date of this filing.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

On April 22, 2022, the Company entered into an agreement with an insurance company which issued an approximately $18.3 million surety bond which was required by the Arizona State Board for Private Postsecondary Education. In order to cause the insurance company to deliver the surety bond, the Company entered into a First Amendment to the Intercreditor Agreement with the two Lenders of the March 14, 2022, financing arrangements to amend the Intercreditor Agreement entered into by the same parties on March 14, 2022 (the “Amendment”). The Amendment provides that the Company and each of the Lenders, at all times prior to the delivery of the Termination Certificate (as defined below), excluding funding as directed by the surety bond as described more fully below, (i) the Company shall not be permitted to make any draw request or borrow any funds under the 2022 Revolver Agreements and (ii) the Lenders shall not be required to fund any loan or advance any funds under the 2022 Revolver Agreements. Upon that certain surety bond ceasing to be outstanding, the Company shall deliver to the lenders a certificate (such certificate, the “Termination Certificate”), certifying that the surety bond is no longer outstanding and that there are no further obligations in respect of the surety bond owing by the Company to the insurance company. Prior to issuance of the Termination Certificate and during the time the surety bond is in effect, the insurance company may cause the Company to draw on funds for the express purposes of resolving claims filed under the surety bond. In addition to the draw restriction on the 2022 Revolver Agreements, the insurance company required the Company to restrict $5 million of cash. As consideration for the Lenders agreeing to enter into the Amendment, the Company agreed to issue each Lender 100,000 five-year warrants exercisable at $1.00 per share. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022. Total unamortized costs at July 31, 2022 were $112,100. See Note 6. Stockholders’ Equity for additional information related to these warrants.

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
On August 31, 2021, the Company extended the 2018 Credit Facility Agreement with the Foundation by one year from November 4, 2021, to November 4, 2022 (see below, which were extended by one year). In conjunction with the extension of the 2018 Credit Facility, the Company drew down funds of $5,000,000. At each July 31, 2022 and April 30, 2022, there were $5,000,000 outstanding borrowings under the 2018 Credit Facility.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. The fair value of the warrants is $137,500 and is being amortized to interest expense through the maturity date of November 4, 2023, as extended on March 14, 2022. On March 14, 2022, the Company extended its existing $5 million Credit Facility by one year to November 4, 2023, at an increased interest rate from 12% to 14% per annum. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022, to be amortized over the term of the 2018 Credit Facility. Total unamortized costs at July 31, 2022 were $57,401. See Note 6. Stockholders’ Equity for additional information related to these warrants.
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
Note 6. Stockholders’ Equity
AGI maintains two stock-based incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”) that provide for the grant of shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors. The 2012 Plan

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

expired on March 15, 2022, and remains in effect for outstanding grants only, and is no longer available for new grants. On March 8, 2022, we transferred the 129,009 unused shares under the 2012 Plan to the 2018 Plan.

As of July 31, 2022 and April 30, 2022, there were 1,050,591 and 812,763 shares, respectively, remaining available for future issuance under the 2018 Plan.

On July 6, 2022, the Company amended its Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock the Company is authorized to issue from 40,000,000 to 60,000,000 authorized shares, which was approved at a special meeting of the Company's stockholders held on July 6, 2022.

On December 22, 2021, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,600,000 to 2,350,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of July 31, 2022 and April 30, 2022, we had no shares of preferred stock issued and outstanding.

Common Stock

At both July 31, 2022 and April 30, 2022, the Company was authorized to issue 60,000,000 shares of common stock, respectively.

Restricted Stock

As of both July 31, 2022 and April 30, 2022, there were no unvested shares of restricted common stock outstanding. During the three months ended July 31, 2022 and 2021, there were no new restricted stock grants, forfeitures, or expirations. There is no unrecognized compensation expense related to restricted stock as of July 31, 2022.

Restricted Stock Units
A summary of the Company’s RSU activity, granted under the 2012 and 2018 Equity Incentive Plans, during the three months ended July 31, 2022 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance outstanding, April 30, 2022	929,928	$6.12
Granted	—	—
Forfeits	(172,828)	7.65
Vested	(14,345)	0.97
Expired	—	—
Unvested balance outstanding, July 31, 2022	742,755	$5.86

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

The three executive grants discussed above are under the Company’s 2018 Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

amortization expense related to these grants for the three months ended July 31, 2022 was $146,817, which is included in "general and administrative expense" in the accompanying consolidated statement of operations.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant has a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. The Company was amortizing the expense over three years through July 2024 (the filing date of the Form 10-K for Fiscal Year 2024). At July 31, 2022, the Company assessed that the performance condition will not be met. Therefore, the amortization expense related to this grant of $242,708 was reversed. The amortization expense related to this grant for the three months ended July 31, 2021 was $72,813, which is included in general and administrative expense in the consolidated statements of operations prior to the reversal.

Of the 742,755 unvested RSUs outstanding at July 31, 2022, 162,500 remain from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date, and are subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to this grant for the three months ended July 31, 2022 was a net reversal of $34,150 due to the resignation of the Chief Nursing Officer on July 15, 2022. The amortization expense related to this grant for the three months ended July 31, 2021 was $112,155. The amortization expense is included in general and administrative expense in the consolidated statements of operations. The remaining unvested RSUs during the three months ended July 31, 2022 were granted to employees.

At July 31, 2022, total unrecognized compensation expense related to unvested RSUs is $2,635,885 and is expected to be recognized over a weighted-average period of approximately 1.37 years.
Warrants
The Company estimates the fair value of warrants utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected term and expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of warrants issued which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes expense on a straight-line basis over the vesting period of each warrant issued.
A summary of the Company’s warrant activity during the three months ended July 31, 2022 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	649,174	$4.70	1.96	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	(224,174)	$6.87	—	—
Balance Outstanding, July 31, 2022	425,000	$4.70	1.96	$—

Exercisable, July 31, 2022	400,000	$4.89	1.80	$—

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.00	1.00	200,000	$1.00	4.74	200,000
$4.89	$4.89	50,000	$4.89	1.70	50,000
$5.85	$5.85	50,000	$5.85	4.09	50,000
$6.00	$6.00	100,000	$6.00	1.60	100,000
$6.99	$6.99	25,000	$0.00	0.00	—
		425,000			400,000

On April 22, 2022, as consideration for amending the Intercreditor Agreement, the Company issued warrants to the same two unaffiliated Lenders of the 2022 Convertible Notes, to each purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $1.00 per share. See Note 5. Long-term Debt, Net. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants is treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at July 31, 2022 and April 30, 2022. Total unamortized costs at July 31, 2022 and April 30, 2022 was $112,100 and $118,000, respectively. The Company has recognized $5,900 of amortization expense in connection with the fair value of the warrants for the three months ended July 31, 2022, which is included in "interest expense" in the accompanying consolidated statement of operations.
On August 31, 2021, the Compensation Committee approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the extension of the 2018 Credit Facility Agreement. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $11,167 of amortization expense in connection with the fair value of the warrants for the three months ended July 31, 2022, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Executive Committee approved the issuance of warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three-year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized over the three-year vesting period. The Company has recognized $7,000 of amortization expense in connection with the fair value of the warrants for the three months ending July 31, 2022, which is included in general and administrative expense in the accompanying consolidated statement of operations.
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
July 31, 2022
(Unaudited)

the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

There were no options granted to employees during the three months ended July 31, 2022 and 2021.

A summary of the Company’s stock option activity for employees and directors during the three months ended July 31, 2022, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	860,182	$7.03	1.25	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(36,000)	8.98	—	—
Expired	(29,000)	4.19	—	—
Balance Outstanding, July 31, 2022	795,182	$7.05	1.07	$—

Exercisable, July 31, 2022	786,549	$7.05	1.06	$—

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$3.82	36,331	$4.00	2.00	36,331
$4.50 to $5.20	$4.94	135,510	$4.99	1.52	134,877
$5.95 to $6.28	$5.95	28,000	$5.95	0.06	28,000
$7.17 to $7.55	$7.45	472,592	$7.46	1.07	464,592
$8.57 to $9.07	$8.98	122,749	$8.96	0.44	122,749
		795,182			786,549
As of July 31, 2022, there was approximately $130 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 0.42 years.

Stock-based compensation related to RSUs, restricted stock and stock options

A summary of the Company’s stock-based compensation expense, which is included in "general and administrative" expense in the consolidated statement of operations is presented below:

	Three Months Ended July 31,
	2022	2021
RSUs	$41,053	$446,777
Restricted Stock	—	10,527
Stock options	5,277	85,408
Total stock-based compensation expense	$46,330	$542,712

Treasury Stock

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

As of both July 31, 2022 and April 30, 2022, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating $1,817,414 were based upon the fair market value of shares surrendered as of the date of each applicable exercise date.
Note 7. Revenue

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
The following table represents the Company's revenue disaggregated by the nature and timing of services:

	Three Months Ended July 31,
	2022	2021
Tuition - recognized over period of instruction	$16,295,410	$17,121,680
Course fees - recognized over period of instruction	2,116,079	2,003,340
Book fees - recognized at a point in time	—	27,759
Exam fees - recognized at a point in time	239,068	196,042
Service fees - recognized at a point in time	243,356	82,174
Revenue	$18,893,913	$19,430,995
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of July 31, 2022 and April 30, 2022, was $6,245,530 and $5,889,911, respectively. During the three months ended July 31, 2022, the Company recognized $4,634,974 of revenue that was included in the deferred revenue balance as of April 30, 2022. The Company classifies deferred revenue as current when the remaining term of the course, including the affect to the refund policy, is one year or less.
When the Company begins providing the performance obligation by beginning instruction in a course, a contractual receivable is created, resulting in accounts receivable. The Company accounts for receivables in accordance with ASC 310, Receivables. The Company uses the portfolio approach.
Cash Receipts
The Company's students finance costs through a variety of funding sources, including, among others, monthly payment plans, installment plans, federal loan and grant programs (Title IV), employer reimbursement, and various veteran and military funding and grants, and cash payments. Most students elect to use our monthly payment plan. This plan allows them to make fixed monthly payments over the length of the payment plan. Title IV and military funding typically arrive during the period of instruction. Students who receive reimbursement from employers typically do so after completion of a course. Students who choose to pay cash for a class typically do so before beginning the class.
Significant Judgment

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

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
The Company had revenue from students outside the United States totaling approximately 2% and 1% of consolidated revenue for the three months ended July 31, 2022 and 2021, respectively.
Note 8. Leases
The Company determines if a contract contains a lease at inception. The Company has entered into operating leases totaling approximately 191,328 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and the New Brunswick Province in Canada. These leases expire at various dates through April 2031, and the majority contain annual base rent escalation clauses. Most of these leases include options to extend for additional five-year periods. As permitted by ASC 842, leases with an initial term of twelve months or less are not recorded on the accompanying consolidated balance sheet. The Company does not have any financing leases.

As of July 31, 2022, our longer-term operating leases are located in Tampa, Phoenix, Austin and Nashville and are set to expire in six to eight years. These leases make up approximately 97% of the total future minimum lease payments.
Operating lease ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right- of-use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheets at July 31, 2022 and April 30, 2022. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the ROU assets. Incentives such as tenant improvement allowances are amortized as leasehold improvements, separately, over the life of the lease term. For the three months ended July 31, 2022 and 2021, the amortization expense for these leasehold improvements was $173,698 and $150,387, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three months ended July 31, 2022 and 2021 was $1,010,512 and $936,737, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
ROU assets are summarized below:

	July 31, 2022	April 30, 2022
ROU assets - Operating facility leases	$16,135,178	$15,958,721
Less: accumulated amortization	(3,773,471)	(3,312,771)
Total ROU assets	$12,361,707	$12,645,950

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

Operating lease obligations, related to the ROU assets are summarized below:

	July 31, 2022	April 30, 2022
Total lease liabilities	$22,693,812	$22,517,355
Reduction of lease liabilities	(4,290,574)	(3,671,466)
Total operating lease obligations	$18,403,238	$18,845,889
The following is a schedule by future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2022 (a) (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2023 (remaining)	$3,150,097
2024	4,021,638
2025	3,805,716
2026	3,911,083
2027	3,991,386
Thereafter	7,971,840
Total future minimum lease payments	26,851,760
Less: imputed interest	(8,448,522)
Present value of operating lease liabilities	$18,403,238
_____________________
(a) Lease payments exclude $3.7 million of legally binding minimum lease payments for the new BSN Pre-Licensure campus location in Atlanta, Georgia and excludes $1.5 million of legally binding lease payments for the new USU campus location in San Diego, California. Both leases were signed, but not yet commenced.

Balance Sheet Classification	July 31, 2022	April 30, 2022
Operating lease obligations, current portion	$2,123,914	$2,036,570
Operating lease obligations, less current portion	16,279,324	16,809,319
Total operating lease obligations	$18,403,238	$18,845,889

Other Information	July 31, 2022	April 30, 2022
Weighted average remaining lease term (in years)	6.58	6.81
Weighted average discount rate	12%	12%

Note 9. Income Taxes
The Company determined that it has a permanent establishment in Canada, as defined by article V(2)(c) of the Convention between Canada and the United States of America with Respect to Taxes on Income and on Capital (the “Treaty”), which would be subject to Canadian taxation as levied under the Income Tax Act. The Company is preparing to file Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years during which a permanent establishment was in place. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022 through 2023, and future taxation years.
As of July 31, 2022, the Company recorded a reserve of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability; and a reserve of approximately $25,000 and $100,000 for the 2023 and 2022 tax year, respectively, for the related foreign income tax liability.
Note 10. Commitments and Contingencies

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
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
On April 6, 2022, Aspen University was served with a class action claim in Arizona Superior Court, alleging violations of the Arizona Consumer Fraud Act and Unjust Enrichment, based on the class representative’s claims that Aspen University misstated the quality of its pre-licensure nursing program. This complaint was likely in response to the Arizona Board of Nursing actions against Aspen University relating to the program, as outlined below. At this time, the only action taken by Aspen University was to file for change of venue which was granted. The size of the potential class action claim is not yet known.
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
On July 21, 2021, the bankruptcy trustee paid the Company $498,120 based on assets available in the trust, which is included in "other income (expense), net" in the accompanying consolidated statements of operations. As a result, the Company wrote off the net receivable of $45,329 against the payment received as settlement in the first quarter of fiscal year 2022 and recognized a gain. No further assets are available for distribution.
On September 13, 2022, Spada, the remaining plaintiff, and the Company entered into a Stipulation Discontinuing Action under which the complaint and counterclaims were dismissed with prejudice.

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
July 31, 2022
(Unaudited)

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
The Company is also subject to regulation by self-regulatory bodies such as accreditors and by state regulators in certain states including states where the Company has a physical presence. Aspen University’s first-time pass rates for our BSN pre-licensure students taking the NCLEX-RN test in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona State Board of Nursing (“AZBN”). As a result of the decline in NCLEX pass rates and other issues, and in alignment with a recommendation from the AZBN, the university voluntarily suspended BSN pre-licensure enrollments and the formation of new cohorts at its two Phoenix pre-licensure locations, effective February 2022. In March 2022, Aspen University entered into a Consent Agreement for Probation and a Civil Penalty (the “Consent Agreement”) with the Arizona State Board of Nursing in which Aspen University’s Provisional Approval was revoked, with the revocation stayed pending Aspen University’s compliance with the terms and conditions of the Consent Agreement. The probationary period is 36 months from the date of the Consent Agreement. In June 2022, the AZBN granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. The stay is broken into two phases, the first lasting through the end of Calendar Year 2022. During Phase I, Aspen University is not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona and must achieve the AZBN-required 80% NCLEX pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark is not achieved, the AZBN may lift the stay and initiate the revocation. If Phase I is completed successfully, Phase II will commence with Aspen University on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). Aspen University is permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% NCLEX first-time pass rates occur. However, once achieved, if the NCLEX pass rate falls below 80% for any quarter, the AZBN may limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. The terms of the Consent Agreement also include requirements that the Company provide the AZBN with monthly reports, provide that our faculty and administrators undergo additional training, retain an approved consultant to prepare and submit evaluations to the AZBN, and hire a minimum of 35% full-time qualified faculty by September 30, 2022. To date, Aspen University has provided the required reports to the AZBN timely, contracted for and held the required faculty and administrator trainings, and hired and begun working with the AZBN-approved consultant whose report to the AZBN was submitted on August 30, 2022. Aspen University continues to work towards the 35% full-time faculty requirement and has hired a recruiting firm to assist in that endeavor. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona. For the calendar quarters ended March 31, 2022 and June 30, 2022, Aspen University's NCLEX-RN test pass rates were 73.33% and 69.64%, respectively.
Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education (“AZBPPE”) which required the University to post a surety bond for $18.3 million in the fourth quarter of fiscal year 2022. The Stipulated Agreement required the cessation of enrollment in both the pre-professional nursing and core components of the BSN Pre-licensure program in Arizona, the submission of student records monthly, the removal of Arizona start date information from websites and catalogs, and monthly reporting to the Board staff. The cash collateral of $5 million for this $18.3 million surety bond is included in "Restricted cash" in the consolidated balance sheets. On September 7, 2022, the Arizona State Board for Private Postsecondary Education sent Aspen University a draft, updated stipulated agreement which

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

must be responded to on or before September 21, 2022. The updated stipulated agreement added new proposed terms, including probation for a period of one year from the effective date of the updated stipulated agreement, a $12,000 civil monetary penalty, and a change in electronic records to include all students. If agreement is not reached as to the proposed stipulated agreement, Aspen University has a right to a public administrative hearing concerning each alleged violation that AZBPPE claims supports the updated stipulated agreement.
Aspen University’s State Authorization Reciprocity Agreement ("SARA"), which is overseen by a National Council ("NC-SARA"), annual approval through the Colorado SARA State Portal Entity must be renewed by January 30 each year. Aspen University applied on January 18, 2022, and received its 2022 approval effective February 8, 2022. On February 23, 2022, Aspen University received a Notification of Provisional SARA Status from the Colorado SARA State Portal Entity. On March 4, 2022, the DOE provided the final approval for Aspen University’s move from Colorado to Arizona. On March 29, 2022, Aspen University received a Notification of Loss of Eligibility for SARA through Colorado which permitted continued SARA coverage for students enrolled for courses between February 1, 2022 and August 2, 2022. On April 10, 2022, Aspen University submitted an official appeal of the eligibility loss to the Colorado SARA State Portal Entity. Aspen University sought a return to the prior provisional status while the appeal was pending or until the completion of the existing SARA term to February 2023 or until there was approval by the Arizona SARA Council. On April 12, 2022, Aspen University was restored to Provisional Status by the Colorado SARA State Portal Entity according to the terms of the February 23, 2022 letter. On May 17, 2022, Aspen University was informed that its appeal was denied and on June 10, 2022, Aspen University received a letter from the Colorado SARA State Portal Entry indicating that students currently enrolled in academic terms in progress as of May 17, 2022, are covered under SARA for 16 weeks, until September 6, 2022.
In the meantime, Aspen University submitted an application to the Arizona State Portal Entry. This application to obtain approval to become an institutional participant again in NC-SARA from its new primary location in Arizona, was deferred at the September 8, 2022 meeting, and will be considered at the January 2023 meeting. Since February 2022, the start of the regulatory concerns over SARA approval, Aspen University has been seeking individual state authorizations for its students. Aspen University has succeeded in securing full approval, or has determined approval is not required, in 31 states, while 13 additional states allow our currently enrolled students to continue while applications are under review or in process. Students in these states represent 91% of the current student body.
With respect to the remaining 6 impacted states— the states of Texas (for online nursing students only, excluding pre-licensure students), Nevada, Minnesota, and Maryland, as well as the District of Columbia—Aspen is awaiting individual state approval for currently enrolled students to continue in their studies and is actively engaged in efforts to expedite the process in these states, to the extent possible. As Aspen University receives authorizations for these states, students will receive notice that they are again able to register for classes and continue their educational program. The two remaining states—Rhode Island and Wisconsin—have indicated that they will not permit currently enrolled students to continue. Regarding Rhode Island and Wisconsin students (and to the extent Aspen is unable to secure approval in Texas, Nevada, Minnesota, and Maryland, or the District of Columbia), Aspen University is working closely with its accreditor to provide options for students to continue their programs of study in an alternative approved forum.
Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by their students under programs authorized by Title IV of the HEA, which is administered by the US Department of Education. When students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2021, 44.72% of Aspen University’s and 33.81% for United States University's cash-basis revenue for eligible tuition and fees were derived from Title IV Programs.
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
July 31, 2022
(Unaudited)

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
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25, 2021. In December 2020, the DOE reduced USU's existing letter of credit by $369,473. In connection with USU's most recent Compliance Audit, USU maintains a letter of credit of $9,872 at July 31, 2022. As noted above, with the recent full certification of USU, the DOE released this remaining letter of credit in August 2022.
Approval to Confer Degrees
Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Arizona State Board for Private Postsecondary Education in the State of Arizona to operate as a degree-granting institution for all degrees. Aspen University is authorized to operate as a degree granting institution for bachelor degrees by the Texas Higher Education Coordinating Board in the State of Texas. Aspen University has been granted Optional Expedited Authorization as a postsecondary educational institution in Tennessee for its Bachelor of Science in Nursing (Pre-Licensure) degree program. Aspen University has received a License for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the State of Florida by the Commission for Independent Education of the Florida Department of Education. Aspen University has received a Certificate of Authorization for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the State of Georgia by the Georgia Nonpublic Postsecondary Education Commission.
USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023. USU is authorized by the California Bureau of Private Postsecondary Education to operate as a degree-granting institution for all degrees.
Note 11. Subsequent Event
On August 18, 2022, Aspen Group, Inc. entered into an Equity Distribution Agreement (the “Agreement”) with Northland Securities, Inc. (“Northland”), pursuant to which the Company may issue and sell from time to time, through Northland, shares of the Company’s common stock (the “Shares”), with offering proceeds of up to $3,000,000.

Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including without limitation sales made directly on or through The Nasdaq Global Market, the trading market for the Company’s common stock, on any other existing trading market in the United States for the Company’s common stock, or to or through a market maker. Northland will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Northland will be entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also agreed to reimburse Northland for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $50,000. The Company estimates that the total expenses for the offering, excluding compensation and reimbursement payable to Northland under the terms of the Agreement, will be approximately $100,000. Through the date of this filing, the Company has sold an insignificant number of shares.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2022
(Unaudited)

The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “Commission”) on August 18, 2022 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-251459) (the “Registration Statement”).

The Agreement contains representations, warranties and covenants customary for the transactions of this kind.

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
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing and recruiting efforts, and expenditures on advertising initiatives for new and existing academic programs. We engage non-direct response advertising activities, which are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. These costs are included in cost of revenue.
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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three months ended July 31, 2022 and 2021.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three months ended July 31, 2022 and 2021.

Company Overview

Aspen Group, Inc. is an education technology holding company. It operates two universities, Aspen University Inc. ("Aspen University" or "AU") and United States University Inc. ("United States University" or "USU").
All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high-growth nursing profession. As of July 31, 2022, 10,394 of 12,048 or 86% of all active students across both universities are degree-seeking nursing students. Students seeking nursing degrees were 10,394, or 86% of total active students at both universities. Of the students seeking nursing degrees, 8,910 are RNs studying to earn an advanced degree, including 6,202 at Aspen University and 2,708 at USU. In contrast, the remaining 1,484 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. The majority of the year-over-year decrease in Aspen University's nursing student body resulted from the enrollment stoppage in the Phoenix pre-licensure program.
Aspen University has been offering a monthly payment plan that is available to all students across every online degree program offered, since March 2014. The monthly payment plan is designed so that students will make one fixed payment per month, and that monthly payment is applied towards the total cost of attendance (tuition and fees, excluding textbooks). The monthly payment plan offers online undergraduate students the opportunity to pay their tuition and fees at $250/month, online master's students $325/month, and online doctoral students $375/month, interest free, thereby giving students a monthly payment option versus taking out a federal financial aid loan.
USU has been offering monthly payment plans since the summer of 2017. Today, USU monthly payment plans are available for the online RN to BSN program ($250/month), online MBA/MAEd/MSN programs ($325/month), online hybrid Bachelor of Arts in Liberal Studies, Teacher Credentialing tracks approved by the California Commission on Teacher Credentialing ($350/month), and the online hybrid Master of Science in Nursing-Family Nurse Practitioner ("FNP") program ($375/month).
Since 1993, Aspen University has been institutionally accredited by the DEAC, an institutional accrediting agency recognized by the Department of Education and the Council for Higher Education Accreditation. On February 25, 2019, the DEAC informed Aspen University that it had renewed its accreditation for five years to January 2024.
Since 2009, USU has been institutionally accredited by WSCUC.
Both universities are qualified to participate under the Higher Education Act and the Federal student financial assistance programs (Title IV, HEA programs).
AGI Student Population Overview
AGI’s active degree-seeking student body, including AU and USU, declined 13% year-over-year to 12,048 at July 31, 2022 from 13,879 at July 31, 2021. AU's total active student body decreased by 16% year-over-year to 9,133 at July 31, 2022 from 10,911 at July 31, 2021. On a year-over-year basis, USU's total active student body decreased by 2% to 2,915 at July 31, 2022 from 2,968 at July 31, 2021.
Total active student body for the past five quarters is shown below:

	Q1'22	Q2'22	Q3'22	Q4'22	Q1'23
Aspen University	10,911	11,184	10,736	10,225	9,133
USU	2,968	3,134	2,988	3,109	2,915
Total	13,879	14,318	13,724	13,334	12,048
AGI Nursing Student Population
Students seeking nursing degrees were 10,394, or 86% of total active students at both universities. Of the students seeking nursing degrees, 8,910 are RNs studying to earn an advanced degree, including 6,202 at Aspen University and 2,708 at USU. In contrast, the remaining 1,484 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix,

Austin, Tampa, Nashville and Atlanta metros. The majority of the year-over-year Aspen University nursing student body decrease is a result of the enrollment stoppage in the Phoenix pre-licensure program. Additionally, the sequential decrease in the student body from Q4 Fiscal 2022 was also impacted by the reduction in Q4 Fiscal 2022 marketing spend by $1 million over the prior quarter.

Nursing student body for the past five quarters are shown below:

	Q1'22	Q2'22	Q3'22	Q4'22	Q1'23
Aspen University	9,269	9,531	9,116	8,632	7,686
USU	2,789	2,911	2,773	2,890	2,708
Total	12,058	12,442	11,889	11,522	10,394

AGI New Student Enrollments
On a Company-wide basis, new student enrollments were down 42% year-over-year. New student enrollments at AU decreased 46% year-over-year and at USU by 34% year-over-year. New student enrollments were primarily impacted by the enrollment stoppage at our Phoenix pre-licensure campuses, and the reduction in Q4 Fiscal 2022 marketing spend by $1 million over the prior quarter.

New student enrollments for the past five quarters are shown below:

	Q1'22	Q2'22	Q3'22	Q4'22	Q1'23
Aspen University	1,601	1,750	1,301	1,010	868
USU	675	630	481	525	447
Total	2,276	2,380	1,782	1,535	1,315

Bookings Analysis and ARPU
On a year-over-year basis, Q1 Fiscal 2023 Bookings decreased 46%, to $18.8 million from $35.2 million in the prior year. As previously discussed, the Phoenix pre-licensure enrollment reduction stoppage and the reduction in Q4 Fiscal 2022 marketing spend caused Bookings to decrease year-over-year.
On a year-over-year basis, Q1 Fiscal 2023 ARPU decreased 7% from the prior year period due primarily to a decrease in bookings at Aspen University in the Phoenix metro of the pre-licensure program.

	First Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	Q1'22 Enrollments	Q1'22 Bookings [1]	Q1'23 Enrollments	Q1'23 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,601	$23,150,850	868	$10,882,200
USU	675	$12,028,500	447	$7,965,540
Total	2,276	$35,179,350	1,315	$18,847,740	(46)%
ARPU		$15,457		$14,333	(7)%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
During the Q1 Fiscal 2023, the Company continued to focus its growth capital almost exclusively on its two licensure degree programs which have higher lifetime values. Set forth below is the description of these two key licensure degree programs. Set forth below is the description of these two key licensure degree programs.
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
Aspen University voluntarily suspended new student enrollments and the formation of new cohorts immediately (starting with February 2022 cohort) after receiving guidance from the Arizona State Board of Nursing at its January 28, 2022 meeting. It is now in a probationary period under the Consent Agreement with the Arizona State Board of Nursing wherein certain conditions must be met before new cohorts can again begin to be formed, including maintaining a minimum 80% NCLEX first-time pass rate each quarter for four consecutive quarters. We will not form any additional nursing cohorts in the Phoenix metropolitan area without completing the probationary period and receiving prior approval from the Arizona State Board of Nursing. Aspen University is not currently enrolling students in the BSN Pre-licensure program in Arizona. See Note 10. Commitments and Contingencies to the Consolidated Financial Statements.
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
Atlanta, GA
On January 20, 2022, the Company announced that Aspen University received the final required state and board of registered nursing regulatory approvals for their new BSN Pre-Licensure location in Atlanta, Georgia. The Atlanta site was occupied by the University of Phoenix, located at 859 Mt. Vernon Highway NE, Suite 100, which is situated just off Interstate 285 in the Sandy Springs suburb in the inner ring of Atlanta. Aspen University began enrolling first-year Pre-Professional Nursing (“PPN”) students in Atlanta in February 2022, and expects to enroll Nursing Core students (Years 2-3) in Winter 2022.
Austin, TX
Aspen University’s BSN Pre-Licensure program in Austin is based in the Frontera Crossing office building located at 101 W. Louis Henna Boulevard in the suburb of Round Rock. The building is situated at the junction of Interstate 35 and State Highway 45, one of the most heavily trafficked freeway exchanges in the metropolitan area with visibility to approximately 143,362 cars per day. Aspen University's initial PPN enrollments began on the September 29, 2020, start date and the first core cohort began in February 2021.
Tampa, FL
Aspen University’s BSN Pre-Licensure program in Tampa is located at 12802 Tampa Oaks Boulevard. The building is visible from the intersection of Interstate 75 and East Fletcher Avenue, near the University of South Florida, providing visibility to approximately 126,500 cars per day. Aspen University's initial PPN enrollments began on the December 8, 2020, start date and the first core cohort began in June 2021.

Nashville, TN
Aspen University’s BSN Pre-licensure program in Nashville is located at 1809 Dabbs Ave. The campus is within easy access of Intersection of Interstate 40 and the 155, near the Sonesta Nashville Airport. On April 27, 2021, Aspen University began to enroll first-year PPN students in Nashville, Tennessee. The first core cohort began in October 2021.
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
While MSN-FNP lab hours have been done at USU’s San Diego facility through the end of calendar year 2020, the rapid growth of the MSN-FNP program has caused AGI to open two additional immersion locations in 2021. Specifically, the Company built-out additional suites on the ground floors at our main facility in Phoenix (by the airport) and our location in Tampa, FL. Consequently, students now have the option to attend their weekend immersions at two different metro locations: San Diego and Phoenix and Tampa will follow once regulatory approval is received.
Accounts Receivable - Monthly Payment Plan ("MPP")
The Company offers several payment options to its students including a monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At July 31, 2022, Gross MPP accounts receivable was 87% of total gross accounts receivable. Of the Gross MPP accounts receivable, approximately 50% was generated at each AU and USU.
The Monthly Payment Plan is a private education loan with a 0% fixed rate of interest (0% APR) and no down payment. Each month the student will make one payment of $250, $325, $350 or $375 (depending on the program) until the program tuition is paid in full. The attractive aspect of being able to pay for a degree over a fixed period of time has fueled the growth of this plan and as a result our short-term and long-term accounts receivable. The MPP is designed so students can build the cost of their degree into their monthly budget.
Long-Term Accounts Receivable
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This full contractual amount cannot be recorded as an account receivable upon enrollment. As a student takes a class, revenue is earned over that eight-week class. Some students accelerate their program, taking two classes every eight-week period, and that increases the student’s accounts receivable balance. If any portion of the accounts receivable balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable.
As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $11,406,525 at April 30, 2022 to $12,429,962 at July 31, 2022. Generally, students in the USU MSN-FNP program make payments over a 72-month period, and as a result, a portion of USU's 72-month payment plan becomes long-term accounts receivable.
Accounts receivable is considered short-term to the extent the remaining payments are 12 months or less. Payments due in greater than 12 months are considered long-term. Here is a graphic of both short-term and long-term receivables, as well as contractual value:

A	B	C
The portion of remaining payments owed for classes taken under a monthly payment plan due in 12 months or less	The portion of remaining payments owed for classes taken under a monthly payment plan due greater than 12 months	Expected future classes to be taken over balance of program.
Short-Term Accounts Receivable	Long-term Accounts Receivable	Not recorded in financial statements
The Sum of A, B and C will equal the total cost of the program.

Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended July 31, 2022 (“Q1 Fiscal 2023”) compared to the three months ended July 31, 2021 (“Q1 Fiscal 2022”).
Revenue
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended July 31,
	2022	2021
Revenue	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	30%	23%
Marketing and promotional costs	24%	21%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	54%	44%
General and administrative	56%	56%
Bad debt expense	2%	2%
Depreciation and amortization	5%	4%
Total operating expenses	116%	106%

Operating loss	(16)%	(6)%

Other income (expense):
Interest expense	(3)%	—%
Other income, net	—%	3%
Total other (expense) income, net	(3)%	3%

Loss before income taxes	(20)%	(4)%

Income tax expense	—%	1%

Net loss	(20)%	(4)%
The following table presents our revenue, both per-subsidiary and total:

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
AU	$11,948,094	$(1,301,558)	(10)%	$13,249,652
USU	6,945,819	764,476	12%	6,181,343
Revenue	$18,893,913	$(537,082)	(3)%	$19,430,995
AU and USU combined revenue decreased 3% in Q1 Fiscal 2023 compared to Q1 Fiscal 2022.The AU revenue decline year-over-year reflects the enrollment stoppage at the BSN Pre-Licensure program campuses in Arizona and the effect of the marketing spend reduction in Q4 2022 of $1 million. This AU revenue decrease was offset by the USU revenue increase of

12% in Q1 Fiscal 2023 compared to Q1 Fiscal 2022 due primarily to USU's MSN-FNP program, the USU degree program with the highest concentration of students and the highest LTV.
Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Instructional costs and services	$5,702,978	$1,202,965	27%	$4,500,013
Marketing and promotional	4,502,573	$409,018	10%	4,093,555
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$10,205,551	$1,611,983	19%	$8,593,568
Instructional Costs and Services
Consolidated instructional costs and services for Q1 Fiscal 2023 increased to 30% of revenue from 23% of revenue for Q1 Fiscal 2022, related to the factors described below.
AU instructional costs and services were 32% and 23% of AU revenue for Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in the BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program. The core student population is growing in the Phoenix locations as a result of the progression of double cohorts and in the other new locations as students move into the core portion of the program for the first time.
USU instructional costs and services were 27% and 24% of USU revenue for Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in increased immersions at additional campuses.
Marketing and Promotional
Consolidated marketing and promotional costs for Q1 Fiscal 2023 were 24% of revenue compared to 21% of revenue for Q1 Fiscal 2022. This follows the $1 million reduction in marketing spend in Q4 Fiscal 2022 to ensure sufficient collateral for a surety bond required by the Arizona State Board for Private Postsecondary Education. The year-over-year increase in marketing and promotional costs is the result of the planned Q1 Fiscal 2023 resumption of market spend at a level consistent with Q3 Fiscal 2022. A break-down of marketing spend by unit is as follows:
AU marketing and promotional costs represented 25% and 21% of AU revenue for Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively.
USU marketing and promotional costs remained flat at 16% of USU revenue for each Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively.
Corporate marketing and promotional costs were $374,313 in Q1 Fiscal 2023 compared to $324,265 in Q1 Fiscal 2022, an increase of $50,048 or 15%.
As part of the Company's recent restructuring initiatives, marketing spend will be reduced to maintenance levels starting in Q2 Fiscal 2023.
General and administrative

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
General and administrative	$10,532,020	$(414,457)	(4)%	$10,946,477
Consolidated general and administrative expense for Q1 Fiscal 2023 was $10,532,020 or 56% of revenue compared to $10,946,477 or 56% of revenue for Q1 Fiscal 2022, a decrease of $414,457 or 4%. As part of the Company's recent restructuring initiatives, general and administrative expense will continue to decrease with staff reductions through the Company as well as marketing and IT personnel. The decrease in general and administrative expense is related to the factors described below.

AU general and administrative expense decreased approximately $200,000 year-over-year and was 36% and 34% of AU revenue for Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively. In the year-over-year periods, increases in fixed expenses related to new campus openings in the pre-licensure program were offset by decreases in employee-related compensation due to cost controls implemented by management.

USU general and administrative expense remained flat year-over-year and was 34% and 39% of USU revenue for Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively. In the year-over-year periods, increases in fixed expenses related to expansion of the USU MSN-FNP program were offset by decreases in employee-related compensation due to cost controls implemented by management.

Corporate general and administrative expense was $3.9 million and $4.1 million in Q1 Fiscal 2023 and Q1 Fiscal 2022, respectively. The decrease was primarily due to planned Corporate cost control.
Bad debt expense

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Bad debt expense	$350,000	$—	—%	$350,000
For Q1 Fiscal 2023 compared to Q1 Fiscal 2022, bad debt expense remained flat as a percentage of total revenue. Based on our review of additional student accounts associated with increased revenue and existing accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly. At each AU and USU, approximately $0.1 million of student accounts receivable were written off against the accounts receivable allowance during Q1 Fiscal 2023.

Depreciation and amortization

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Depreciation and amortization	$921,108	$141,699	18%	$779,409
For Q1 Fiscal 2023 compared to Q1 Fiscal 2022, the increase in depreciation is primarily due to investments in new campuses, including capital expenditures of leasehold improvements and computer equipment, and an increase in amortization of internally developed capitalized software placed into service to support the Company's services and the opening of a new campus, partially offset by a decrease related to fully depreciated assets.
Interest expense

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Interest Expense	$581,293	$547,754	NM	$33,539
________________________________
NM - Not meaningful

Interest expense increased in Q1 Fiscal 2023 from Q1 Fiscal 2022 due principally to the borrowings under the 2022 Convertible Notes, amortization expense related the 2% annual commitment fee on the undrawn portion 2022 Revolving Credit Facility and the drawdown and extension of the maturity of the 2018 Credit Facility.

Other income, net

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Other income, net	$11,409	$(540,711)	(98)%	$552,120
Other income, net in Q1 Fiscal 2022 primarily includes $498,120 of a litigation settlement amount received on July 21, 2021.

Income tax expense

	Three Months Ended July 31,
	2022	$ Change	% Change	2021
Income tax expense	$30,321	$(120,689)	(80)%	$151,010
Income tax expense in Q1 Fiscal 2023 includes a reserve of approximately $25,000 for the estimated Fiscal Year 2023 Canada foreign income tax liability which covers the 2023 tax year for which a permanent establishment is in place in Canada. The Company will file an annual Canadian T2 Corporation Income Tax return and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to report the ongoing activity of the permanent establishment.
Income tax expense in Q1 Fiscal 2022 includes a reserve of approximately $150,000 for the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. This amount has not yet been remitted to the CRA.
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

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to Adjusted EBITDA margin

	Three Months Ended July 31,
	2022	2021
Net loss	$(3,714,971)	$(870,888)
Interest expense, net	580,580	32,132
Taxes	30,321	151,010
Depreciation and amortization	921,108	779,409
EBITDA	(2,182,962)	91,663
Bad debt expense	350,000	350,000
Stock-based compensation	46,330	542,712
Non-recurring charges - Severance	125,000	19,665
Non-recurring charges (income) - Other	484,932	(498,120)
Adjusted EBITDA	$(1,176,700)	$505,920
Net loss Margin	(20)%	(4)%
Adjusted EBITDA Margin	(6)%	3%

In Q1 Fiscal 2023, EBITDA loss is attributable to lower revenue and higher instructional costs; partially offset by a reduction in general and administrative costs associated with planned cost control. Non-recurring charges - Severance of $125,000 relates to the resignation of the Chief Nursing Office, effective July 15, 2022. Non-recurring charges - Other of $484,932 includes non-recurring professional fees and consulting costs.
In Q1 Fiscal 2022, EBITDA was attributable to the Company's highest LTV programs. Non-recurring income - Other of $498,120 relates to a litigation settlement amount received on July 21, 2021.
The following tables present a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA margin by subsidiary:

	Three Months Ended July 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(3,714,971)	$(4,898,587)	$(209,429)	$1,393,045
Interest expense, net	580,580	581,279	(578)	(121)
Taxes	30,321	5,600	14,721	10,000
Depreciation and amortization	921,108	69,442	744,744	106,922
EBITDA	(2,182,962)	(4,242,266)	549,458	1,509,846
Bad debt expense	350,000	—	225,000	125,000
Stock-based compensation	46,330	(25,330)	51,924	19,736
Non-recurring charges - Severance	125,000	125,000	—	—
Non-recurring (income) charges - Other	484,932	484,932	—	—
Adjusted EBITDA	$(1,176,700)	$(3,657,664)	$826,382	$1,654,582

Net income (loss) Margin	(20)%	NM	(2)%	20%
Adjusted EBITDA Margin	(6)%	NM	7%	24%

	Three Months Ended July 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(870,888)	$(4,458,536)	$2,334,457	$1,253,191
Interest expense, net	32,132	33,272	(1,000)	(140)
Taxes	151,010	1,163	149,807	40
Depreciation and amortization	779,409	31,043	663,693	84,673
EBITDA	91,663	(4,393,058)	3,146,957	1,337,764
Bad debt expense	350,000	—	250,000	100,000
Stock-based compensation	542,712	443,279	69,595	29,838
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring charges - Other	(498,120)	—	(498,120)	—
Adjusted EBITDA	$505,920	$(3,949,779)	$2,968,432	$1,487,267

Net income (loss) Margin	(4)%	NM	18%	20%
Adjusted EBITDA Margin	3%	NM	22%	24%
The Adjusted EBITDA Margin declined to a loss of 6% in Q1 Fiscal 2023 from 3% in Q1 Fiscal 2022 due primarily to factors associated with the BSN Pre-Licensure program including the student enrollment stoppage and higher instructional costs.
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three Months Ended July 31,
	2022	2021
Revenue	$18,893,913	$19,430,995
Cost of Revenue	10,205,551	8,593,568
Adjusted Gross Profit	8,688,362	10,837,427
Less amortization expense included in cost of revenue:
Intangible asset amortization	22,020	10,492
Call center software/website amortization	466,920	403,751
Total amortization expense included in cost of revenue	488,940	414,243
GAAP Gross Profit	$8,199,422	$10,423,184

GAAP Gross Profit as a percentage of revenue	43%	54%
Adjusted Gross Profit as a percentage of revenue	46%	56%

GAAP Gross profit and gross margin for Q1 Fiscal 2023 were $8,199,422 and 43%, respectively, compared to $10,423,184 and 54%, respectively, for Q1 Fiscal 2022. The decline in gross margin was primarily due to lower revenue and increased instructional costs and services. At AU, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program. The core student population is growing in the Phoenix locations as a result of the progression of double cohorts and in the other new locations as students move into the core portion of the program for the first time. At USU, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in increased immersions at additional campuses.
Liquidity and Capital Resources

Cash flow information

A summary of the Company's cash flows is as follows:

	Three Months Ended July 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(3,616,193)	$(2,432,491)
Investing activities	(492,333)	(978,882)
Financing activities	—	22,548
Net decrease in cash	$(4,108,526)	$(3,388,825)
Net Cash Used in Operating Activities
Net cash used in operating activities increased from $2,432,491 in Q1 Fiscal 2022 to $3,616,193 in Q1 Fiscal 2023. Approximately $2.2 million of the cash used in operations in Fiscal Year 2023 is attributed to the EBITDA loss and $1.2 million of cash used in operations is attributed to increased working capital most of which is attributed to growth in our short-term and long-term monthly payment plan accounts receivable.
The increase in cash from changes in working capital primarily consists of an increase in accounts receivable, prepaid expenses and other current assets, partially offset by an increase in other current liabilities, accrued expenses and deferred revenue due primarily to timing of billings for class starts. The increase in accounts receivable is primarily attributed to the growth in revenues from students paying through the monthly payment plan as well as the timing of billings for class starts and the timing of cash receipts. Prepaid expenses increased due primarily to a fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year. The increase in other current assets and other current liabilities was primarily related to the financing of the Company's insurance policy coverage. The increase in accrued expenses is due primarily to increases in accrued marketing and accrued graduations expenses; and Fiscal Year 2023 Canadian foreign tax accrual.
The decrease in non-cash adjustments primarily consists of lower stock-based compensation expense related to the reversal of $242,708 of amortization expense related to the CEO's performance-based RSU grant that the Company assessed will not be met as of July 31, 2022; and the reversal of $34,150 of amortization expense related to the resignation of the Chief Nursing Officer on July 15, 2022 of the February 4, 2020 executive price vesting RSU grant. Offsetting this decrease is the amortization of deferred financing costs related to the long-term debt and lower tenant improvements allowances from the landlords which only includes the Atlanta campus.
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

Net Cash Used in Investing Activities
Net cash used in investing activities in Q1 Fiscal 2023 decreased from Q1 Fiscal 2022 primarily due to lower capital expenditures in the current year associated with the opening of pre-licensure locations and a decrease in courseware updates.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the three months ended July 31, 2021 was from the proceeds from stock options exercised of $22,548.

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
At both July 31, 2022 and April 30, 2022, there were $5 million of borrowings outstanding under the Credit Facility.
Sufficiency of Working Capital
As of September 9, 2022, the Company had $3.3 million of unrestricted cash on hand. In order to meet our short-term working capital requirements and to achieve our operational goals during the next 12 months, we expect to either raise sufficient capital or reduce our expenditures. We expect that with these reductions, we will have sufficient cash to meet our working capital needs for the next 12 months.
Q1 Fiscal 2023, we implemented a restructuring plan that will result in significant cash benefits for the Company starting in Q2 Fiscal 2023 and continuing for the remainder of the fiscal year. There are two key components of the plan. First, in the second quarter we scaled back marketing ad spend to maintenance levels of $150,000 per quarter which will result in savings of $3.6 million in Q2 Fiscal 2023 and $3.8 million in each of Q3 Fiscal 2023 and Q4 Fiscal 2023. The savings estimates are based on a normalized marketing ad spend run rate of $4.2 million per quarter. Second, the plan resulted in the elimination of approximately 70 positions mostly within the general and administrative functions at Aspen University. As a result, additional restructuring savings of $750,000 in Q2 Fiscal 2023 and $1.1 million in each of Q3 Fiscal 2023 and Q4 Fiscal 2023 are expected. The estimated general and administrative spend reductions are based on our Q1 Fiscal 2023 expenses. Total spend reductions will be $4.4 million in Q2 Fiscal 2023 and $4.9 million in each of Q3 Fiscal 2023 and Q4 Fiscal 2023.

Capital and other expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its campus operations and the implementation of new online programs.
Critical Accounting Policies and Estimates
At July 31, 2022, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and listed here below:
•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of July 31, 2022.

Cautionary Note Regarding Forward Looking Statements.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected NCLEX first time pass rate improvements at Aspen University’s outside of Arizona, continued general and administrative cost reductions, expected increases in working capital and long-term accounts receivable, improved Adjusted EBITDA, reduced marketing expenses, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, our ability to successfully resolve the Arizona regulatory matters, maintain enrollments with limited marketing, the continued demand of nursing students for the new programs, student attrition, national and local economic factors including a possible recession and increasing unemployment, uncertainties arising from the Russian invasion of Ukraine including its effect on the U.S. economy, supply chain issues, competition from nursing schools in local markets, the competitive impact from the trend of major non-profit universities using online education and consolidation among our competitors. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the previously disclosed receipt of payment of $498,120 as a final distribution by the bankruptcy trustee in HEMG bankruptcy proceedings, during the period covered by this report, there were no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as set forth in "Item 5. Other Information" which is incorporated herein by reference, all recent sales of unregistered securities have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 18, 2022, Aspen Group, Inc. entered into an Equity Distribution Agreement (the “Agreement”) with Northland Securities, Inc. (“Northland”), pursuant to which the Company may issue and sell from time to time, through Northland shares of the Company’s common stock (the “Shares”), with offering proceeds of up to $3,000,000.

Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including without limitation sales made directly on or through The Nasdaq Global Market, the trading market for the Company’s common stock, on any other existing trading market in the United States for the Company’s common stock, or to or through a market maker. Northland will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Northland will be entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also agreed to reimburse Northland for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $50,000. The Company estimates that the total expenses for the offering, excluding compensation and reimbursement payable to Northland under the terms of the Agreement, will be approximately $100,000.

The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “Commission”) on August 18, 2022 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-251459) (the “Registration Statement”).

The Agreement contains representations, warranties and covenants customary for the transactions of this kind.
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

Aspen Group, Inc.

September 14, 2022	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

September 14, 2022	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)

September 14, 2022	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)