Form 10-Q
period 2022-10-31
ASPEN GROUP, INC.
filed 2022-12-15
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of December 9, 2022
Common Stock, $0.001 par value per share	25,305,363 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2022	April 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,306,480	$6,482,750
Restricted cash	6,423,525	6,433,397
Accounts receivable, net of allowance of $3,587,840 and $3,460,288, respectively	22,391,574	24,359,241
Prepaid expenses	1,600,945	1,358,635
Other current assets	775,524	748,568
Total current assets	33,498,048	39,382,591

Property and equipment:
Computer equipment and hardware	1,573,046	1,516,475
Furniture and fixtures	2,219,245	2,193,261
Leasehold improvements	7,613,240	7,179,896
Instructional equipment	756,568	715,652
Software	10,990,705	10,285,096
Construction in progress	—	2,100
	23,152,804	21,892,480
Less: accumulated depreciation and amortization	(10,206,811)	(8,395,001)
Total property and equipment, net	12,945,993	13,497,479
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	278,208	274,047
Long-term contractual accounts receivable	16,335,657	11,406,525
Deferred financing costs	331,423	369,902
Operating lease right-of-use assets, net	14,271,481	12,645,950
Deposits and other assets	536,517	578,125
Total assets	$91,108,759	$91,066,051
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	October 31, 2022	April 30, 2022
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$2,814,399	$1,893,287
Accrued expenses	3,147,485	2,821,432
Deferred revenue	8,772,017	5,889,911
Due to students	3,165,651	4,063,811
Operating lease obligations, current portion	2,204,342	2,036,570
Other current liabilities	554,946	130,262
Total current liabilities	20,658,840	16,835,273

Long-term debt, net	14,904,556	14,875,735
Operating lease obligations, less current portion	18,455,549	16,809,319
Total liabilities	54,018,945	48,520,327

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at October 31, 2022 and April 30, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized,
25,460,849 issued and 25,305,363 outstanding at October 31, 2022
25,357,764 issued and 25,202,278 outstanding at April 30, 2022	25,461	25,358
Additional paid-in capital	112,634,162	112,081,564
Treasury stock (155,486 at both October 31, 2022 and April 30, 2022)	(1,817,414)	(1,817,414)
Accumulated deficit	(73,752,395)	(67,743,784)
Total stockholders’ equity	37,089,814	42,545,724
Total liabilities and stockholders’ equity	$91,108,759	$91,066,051

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue	$17,074,547	$18,940,211	$35,968,460	$38,371,206

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,347,008	8,789,201	16,552,559	17,382,769
General and administrative	10,883,118	11,641,312	21,415,138	22,587,789
Bad debt expense	450,000	350,000	800,000	700,000
Depreciation and amortization	935,070	817,234	1,856,178	1,596,643
Total operating expenses	18,615,196	21,597,747	40,623,875	42,267,201

Operating loss	(1,540,649)	(2,657,536)	(4,655,415)	(3,895,995)

Other income (expense):
Interest expense	(710,372)	(139,502)	(1,291,665)	(173,041)
Other income (expense), net	3,882	(49,320)	15,291	502,800
Total other (expense) income, net	(706,490)	(188,822)	(1,276,374)	329,759

Loss before income taxes	(2,247,139)	(2,846,358)	(5,931,789)	(3,566,236)

Income tax expense	46,501	5,900	76,822	156,910

Net loss	$(2,293,640)	$(2,852,258)	$(6,008,611)	$(3,723,146)

Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.24)	$(0.15)

Weighted average number of common stock outstanding - basic and diluted	25,282,947	24,957,046	25,242,833	24,935,793

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2022	25,357,764	$25,358	$112,134,894	$(1,817,414)	$(71,458,755)	$38,884,083
Stock-based compensation	—	—	458,336	—	—	458,336
Common stock issued for vested restricted stock units	66,245	66	(66)	—	—	—
Common stock issued for services	25,000	25	24,475	—	—	24,500
Common stock issued for equity raise, net of underwriter costs	11,840	12	9,523	—	—	9,535
Amortization of warrant-based cost issued for services	—	—	7,000	—	—	7,000
Net loss	—	—	—	—	(2,293,640)	(2,293,640)
Balance at October 31, 2022	25,460,849	$25,461	$112,634,162	$(1,817,414)	$(73,752,395)	$37,089,814

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2021	25,087,051	$25,088	$109,617,521	$(1,817,414)	$(59,028,891)	$48,796,304
Stock-based compensation	—	—	722,158	—	—	722,158
Common stock issued for stock options exercised for cash	11,655	12	33,474	—	—	33,486
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	19,332	19	(19)	—	—	—
Amortization of warrant based cost	—	—	16,125	—	—	16,125
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(2,852,258)	(2,852,258)
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended October 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2022	25,357,764	$25,358	$112,081,564	$(1,817,414)	$(67,743,784)	$42,545,724
Stock-based compensation	—	—	504,666	—	—	504,666
Common stock issued for vested restricted stock units	66,245	66	(66)	—	—	—
Common stock issued for services	25,000	25	24,475	—	—	24,500
Common stock issued for equity raise, net of underwriter costs	11,840	12	9,523	—	—	9,535
Amortization of warrant-based cost issued for services	—	—	14,000	—	—	14,000
Net loss	—	—	—	—	(6,008,611)	(6,008,611)
Balance at October 31, 2022	25,460,849	$25,461	$112,634,162	$(1,817,414)	$(73,752,395)	$37,089,814

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	1,264,870	—	—	1,264,870
Common stock issued for stock options exercised for cash	16,752	17	56,017	—	—	56,034
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	34,989	35	(35)	—	—	—
Amortization of warrant based cost	—	—	27,583	—	—	27,583
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(3,723,146)	(3,723,146)
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,008,611)	$(3,723,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	800,000	700,000
Depreciation and amortization	1,856,178	1,596,643
Stock-based compensation	504,666	1,264,870
Amortization of warrant-based cost	14,000	27,583
Amortization of deferred financing costs	269,133	19,643
Amortization of debt discounts	59,000	18,056
Common stock issued for services	24,500	—
Loss on asset disposition	—	36,442
Non-cash lease benefit	(229,809)	(63,099)
Tenant improvement allowances received from landlords	418,280	816,591
Changes in operating assets and liabilities:
Accounts receivable	(3,761,463)	(7,699,220)
Prepaid expenses	(242,310)	(520,685)
Other current assets	(26,956)	47,901
Accounts receivable, other	—	45,329
Deposits and other assets	41,608	(15,357)
Accounts payable	921,112	636,136
Accrued expenses	326,053	(268,088)
Due to students	(898,160)	472,159
Deferred revenue	2,882,106	3,366,227
Other current liabilities	424,685	(211,918)
Net cash used in operating activities	(2,625,988)	(3,453,933)
Cash flows from investing activities:
Purchases of courseware and accreditation	(48,532)	(149,751)
Disbursements for reimbursable leasehold improvements	(418,280)	(816,591)
Purchases of property and equipment	(842,044)	(1,883,310)
Net cash used in investing activities	(1,308,856)	(2,849,652)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriter costs	9,535	—
Payment of commitment fee for 2022 Credit Facility	(200,000)	—
Payments of deferred financing costs	(60,833)	—
Borrowings under the 2018 Credit Facility	—	5,000,000
Proceeds from stock options exercised	—	56,034
Net cash (used in) provided by financing activities	(251,298)	5,056,034

(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended October 31,
	2022	2021
Net decrease in cash, cash equivalents and restricted cash	$(4,186,142)	$(1,247,551)
Cash, cash equivalents and restricted cash at beginning of period	12,916,147	13,666,079
Cash, cash equivalents and restricted cash at end of period	$8,730,005	$12,418,528

Supplemental disclosure cash flow information:
Cash paid for interest	$802,167	$98,904
Cash paid for income taxes	$22,522	$157,552

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued as part of the 2018 Credit Facility amendment	$—	$137,500

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	October 31,
	2022	2021
Cash and cash equivalents	$2,306,480	$10,985,131
Restricted cash	6,423,525	1,433,397
Total cash, cash equivalents and restricted cash	$8,730,005	$12,418,528

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
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

Basis of Presentation
Interim Financial Statements
The interim unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended October 31, 2022 and 2021, our cash flows for the six months ended October 31, 2022 and 2021, and our consolidated financial position as of October 31, 2022 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
October 31, 2022
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
Restricted cash as of October 31, 2022 of $6,423,525 consists of $5 million, which is collateral for an approximately $18.3 million surety bond required by the Arizona State Board for Postsecondary Education, which was reduced to $5.5 million on October 31, 2022 in a revised stipulated agreement (see Note 10. Commitments and Contingencies); $1,173,525 which is collateral for letters of credit for the Aspen University and USU facility operating leases, and a $250,000 compensating balance under a secured credit line. In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education on October 31, 2022, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations. (See Note 11. Subsequent Event.)
Restricted cash as of April 30, 2022 of $6,433,397 consists of $5 million, which is collateral for an approximately $18.3 million surety bond required by the Arizona State Board for Postsecondary Education, $1,173,525 which is collateral for letters of credit for the Aspen University and USU facility operating leases, $9,872 which is collateral for a letter of credit for USU required to be posted based on the level of Title IV funding in connection with USU's most recent Compliance Audit that the DOE released in connection with the recent full certification of USU (see Note 10. Commitments and Contingencies), and a $250,000 compensating balance under a secured credit line.
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through October 31, 2022. As of October 31, 2022 and April 30, 2022, the Company maintained deposits exceeding federally insured limits by approximately $3,413,596 and $7,749,715, respectively, held in two separate institutions.
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
October 31, 2022
(Unaudited)

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
Net Loss Per Share
Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Summarized below are shares not included in the computation of diluted net loss per share because the effects would have been anti-dilutive. The options, warrants, RSUs, unvested restricted stock and convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share of common stock when their effect is dilutive. See Note 6. Stockholders’ Equity.

	October 31, 2022	April 30, 2022
Options to purchase common shares	733,828	860,182
Restricted stock units	—	—
Warrants to purchase common shares	425,000	649,174
Unvested restricted stock	560,352	929,928
Convertible Notes	10,000,000	10,000,000
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
Recent Accounting Pronouncement Not Yet Adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and does not expect the adoption of the new standard to have a material impact on its consolidated financial statements when adopted on the effective date of May 1, 2023.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Reclassifications
Certain prior fiscal year amounts have been reclassified to conform to the current year presentation.
The tenant improvement allowances received from landlords balance of $816,591 for the six months ended October 31, 2021, which was previously included in "Purchases of property and equipment" in the accompanying consolidated statements of cash flows, was reclassified to "Disbursements for reimbursable leasehold improvements" to align with the current fiscal year presentation. There is no impact to total cash used in investing activities included in the accompanying consolidated statements of cash flows for the six months ended October 31, 2021.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization.
When assets are disposed of before reaching the end of their useful lives both the recorded cost of the fixed asset and the corresponding amount of accumulated depreciation is reversed. Any remaining difference between the two, net of proceeds, is recognized as either other income or expense. There was no expense impact for such write-offs for the three and six months ended October 31, 2022 and 2021.
Software consisted of the following:

	October 31, 2022	April 30, 2022
Software	$10,990,705	$10,285,096
Accumulated amortization	(6,118,275)	(5,170,943)
Software, net	$4,872,430	$5,114,153
Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Depreciation and amortization expense:
Property and equipment, excluding software	$435,552	$367,475	$864,477	$718,848
Software	$477,169	$428,143	$947,332	$839,804
Note 4. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three and six months ended October 31, 2022 and 2021.
Courseware and accreditation consisted of the following:

	October 31, 2022	April 30, 2022
Courseware	$632,313	$575,283
Accreditation	59,350	59,350
	691,663	634,633
Accumulated amortization	(413,455)	(360,586)
Courseware and accreditation, net	$278,208	$274,047

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Courseware and accreditation amortization expense	$22,349	$21,185	$44,369	$37,133
Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Long-term Debt, Net

	October 31, 2022	April 30, 2022
Credit Facility due March 14, 2023 (the "2022 Revolving Credit Facility")	$—	$—
Credit Facility due November 4, 2023 (the "2018 Credit Facility"); interest payable monthly in arrears	5,000,000	5,000,000
12% Convertible Notes due March 14, 2027 (the "2022 Convertible Notes"); interest payable monthly in arrears	10,000,000	10,000,000
Total long-term debt	15,000,000	15,000,000
Less: Unamortized debt discount	(95,444)	(124,265)
Total long-term debt, net	$14,904,556	$14,875,735
2022 Convertible Notes
On March 14, 2022, the Company issued $10 million in principal convertible notes (the "2022 Convertible Notes") to two unaffiliated lenders (individually a "Lender" and collectively, the "Lenders") in exchange for $5 million notes to each of the two unaffiliated Lenders. The proceeds are used for general corporate purposes, including funding the Company’s previous expansion of its BSN Pre-Licensure nursing degree program. The key terms of the Convertible Notes are as follows:

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
At closing of the 2022 Convertible Notes, the Company agreed to pay each Lender's legal fees arising from this transaction of $135,562 and another $60,833 incurred during August 2022, which has been recorded as a deferred financing cost debt discount and is being amortized over a one-year period in "Interest expense" in the accompanying consolidated financial statements.
2022 Revolving Credit Facility
On March 14, 2022, the Company entered into Revolving Promissory Note and Security Agreements (the "2022 Revolver Agreements") with the same two unaffiliated Lenders of the 2022 Convertible Notes for a one-year, $20 million secured revolving line of credit that requires monthly interest payments on sums borrowed at the rate of 12% per annum (the "2022 Revolving Credit Facility"). At October 31, 2022, there were no outstanding borrowings under the 2022 Revolving Credit

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Facility. The Company paid a 1% commitment fee of $200,000 at closing, which was recorded as a deferred financing cost, non-current asset, and is being amortized over the term of the loan of one-year, and another 1% commitment fee of $200,000 six months from the closing date, or September 14, 2022, since the revolving credit facility has not been replaced.
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

On March 14, 2022, in connection with the issuance of the Notes, the Company also entered into an intercreditor agreement (the “Intercreditor Agreement”) among the Company, the Lenders and the lender under a prior credit facility dated November 5, 2018 (as amended, the “2018 Credit Facility”). The Intercreditor Agreement provides among other things that the Company's obligations under, and the security interests in the Collateral granted pursuant to the Notes and the 2018 Credit Facility shall rank pari passu to one another.

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
On April 22, 2022, the Company entered into an agreement with an insurance company which issued an approximately $18.3 million surety bond which was required by the Arizona State Board for Private Postsecondary Education. In order to cause the insurance company to deliver the surety bond, the Company entered into a First Amendment to the Intercreditor Agreement with the two Lenders of the March 14, 2022, financing arrangements to amend the Intercreditor Agreement entered into by the same parties on March 14, 2022 (the “Amendment”). The Amendment provides that the Company and each of the Lenders, at all times prior to the delivery of the Termination Certificate (as defined below), excluding funding as directed by the surety bond as described more fully below, (i) the Company shall not be permitted to make any draw request or borrow any funds under the 2022 Revolver Agreements and (ii) the Lenders shall not be required to fund any loan or advance any funds under the 2022 Revolver Agreements. Upon that certain surety bond ceasing to be outstanding, the Company shall deliver to the lenders a certificate (such certificate, the “Termination Certificate”), certifying that the surety bond is no longer outstanding and that there are no further obligations in respect of the surety bond owing by the Company to the insurance company. Prior to issuance of the Termination Certificate and during the time the surety bond is in effect, the insurance company may cause the Company to draw on funds for the express purposes of resolving claims filed under the surety bond. In addition to the draw restriction on the 2022 Revolver Agreements, the insurance company required the Company to restrict $5 million of cash. As consideration for the Lenders agreeing to enter into the Amendment, the Company agreed to issue each Lender 100,000 five-year warrants exercisable at $1.00 per share. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022. Total unamortized costs at October 31, 2022 were $59,000. See Note 6. Stockholders’ Equity for additional information related to these warrants.
On October 31, 2022, Aspen and the Arizona State Board for Private Postsecondary Education entered into a revised stipulated agreement that reduces AU's surety bond requirement from $18.3 million to $5.5 million and requires a civil penalty of $12,000. Other requirements from the April 2022 stipulated Agreement were carried forward to this revised agreement.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education on October 31, 2022, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations. See Note 11. Subsequent Event.

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
On August 31, 2021, the Company extended the 2018 Credit Facility Agreement with the Foundation by one year from November 4, 2021, to November 4, 2022 (see below, which were extended by one year). In conjunction with the extension of the 2018 Credit Facility on August 31, 2021, the Company drew down funds of $5,000,000. At each October 31, 2022 and April 30, 2022, there were $5,000,000 outstanding borrowings under the 2018 Credit Facility.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. The fair value of the warrants is $137,500 and is being amortized to interest expense through the maturity date of November 4, 2023, as extended on March 14, 2022. On March 14, 2022, the Company extended its existing $5 million Credit Facility by one year to November 4, 2023, at an increased interest rate from 12% to 14% per annum. The fair value of the warrants were recorded as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022, to be amortized over the term of the 2018 Credit Facility. Total unamortized costs at October 31, 2022 were $46,233. See Note 6. Stockholders’ Equity for additional information related to these warrants.
Note 6. Stockholders’ Equity

AGI maintains two stock-based incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”) that provide for the grant of shares in the form of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights and RSUs to employees, consultants, officers and directors. The 2012 Plan expired on March 15, 2022, and remains in effect for outstanding grants only, and is no longer available for new grants. On March 8, 2022, we transferred the 129,009 unused shares under the 2012 Plan to the 2018 Plan.

As of October 31, 2022 and April 30, 2022, there were 1,091,253 and 812,763 shares, respectively, remaining available for future issuance under the 2018 Plan.

On July 6, 2022, the Company amended its Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock the Company is authorized to issue from 40,000,000 to 60,000,000 authorized shares, which was approved at a special meeting of the Company's stockholders held on July 6, 2022. This increase has been retrospectively adjusted to all periods in the accompanying consolidated financial statements.

On December 22, 2021, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,600,000 to 2,350,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of October 31, 2022 and April 30, 2022, we had no shares of preferred stock issued and outstanding.

Common Stock

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

At both October 31, 2022 and April 30, 2022, the Company was authorized to issue 60,000,000 shares of common stock, respectively.
On August 18, 2022, Aspen Group, Inc. entered into an Equity Distribution Agreement (the “Agreement”) with Northland Securities, Inc. (“Northland”), pursuant to which the Company could issue and sell from time to time, through Northland, shares of the Company’s common stock (the “Shares”), with offering proceeds of up to $3,000,000.

Under the Agreement, Northland was entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also agreed to reimburse Northland for certain specified expenses, including the fees and disbursements of its legal counsel of approximately $60,000, which is included in "Accrued expenses" in the accompanying consolidated balance sheets. The Company estimates that the total expenses for the offering, excluding compensation and reimbursement payable to Northland under the terms of the Agreement, was approximately $100,000.

The Shares were being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2022 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-251459) (the “Registration Statement”). The Agreement contains representations, warranties and covenants customary for the transactions of this kind. On October 11, 2022, the Company canceled the Agreement. The Company sold 11,840 shares under the Agreement and received net proceeds of $9,535.

On August 4, 2022, the Compensation Committee approved a 25,000 common stock grant to Lampert Capital Advisors for financial advisory services to assist with locating and securing an accounts receivable financing facility. The purpose of the facility is to provide working capital to position the Company for future growth among its online post-licensure nursing degree programs. The grant had a grant date fair value of $24,500 based on a closing stock price of $0.98 per share, and it was fully vested on the grant date. The expense related to this grant for each of the three and six months ended October 31, 2022 was $24,500. The expense is included in "General and administrative" expense in the consolidated statements of operations.

Restricted Stock

As of both October 31, 2022 and April 30, 2022, there were no unvested shares of restricted common stock outstanding. During the six months ended October 31, 2022 and 2021, there were no new restricted stock grants, forfeitures, or expirations. There is no unrecognized compensation expense related to restricted stock as of October 31, 2022.

Restricted Stock Units
A summary of the Company’s RSU activity, granted under the 2012 and 2018 Equity Incentive Plans, during the six months ended October 31, 2022 is presented below:

Restricted Stock Units	Number of Shares		Weighted Average Grant Date Fair Value
Unvested balance outstanding, April 30, 2022	929,928		$6.12
Granted	—		—
Forfeits	(179,883)		7.69
Vested	(189,693)	1	0.79
Expired	—		—
Unvested balance outstanding, October 31, 2022	560,352		$7.42
___________________
1 Includes 123,448 RSUs that will be issued in the third quarter of fiscal year 2023.

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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

The three executive grants discussed above are under the Company’s 2018 Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The amortization expense related to these grants for the three and six months ended October 31, 2022 was $146,817 and $293,633, respectively, which is included in "general and administrative expense" in the accompanying consolidated statement of operations. The amortization expense related to these grants for the three and six months ended October 31, 2021 was $146,817 for each respective period.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant had a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. The Company was amortizing the expense over three years through July 2024 (the anticipated filing date of the Form 10-K for Fiscal Year 2024). At July 31, 2022, the Company assessed that the performance condition will not be met. Therefore, the cumulative amortization expense related to this grant of $242,708 was reversed, which is included in general and administrative expense in the consolidated statements of operations. The amortization expense related to this grant for the three and six months ended October 31, 2021 was $72,813 and $218,438, respectively, which is included in "General and administrative" expense in the consolidated statements of operations prior to the reversal.

Of the 560,352 unvested RSUs outstanding at October 31, 2022, 162,500 remain from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date, and are subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to this grant for the three and six months ended October 31, 2022 was $91,531 and $57,380, respectively, which includes an expense reversal of $139,431 due to the resignation of the Chief Nursing Officer on July 15, 2022. The amortization expense related to these transactions for the three and six months ended October 31, 2021, was $112,155 and $224,311, respectively. The amortization expense is included in general and administrative expense in the consolidated statements of operations. The remaining unvested RSUs during the three and six months ended October 31, 2022 were granted to employees.

At October 31, 2022, total unrecognized compensation expense related to unvested RSUs is $2,127,217 and is expected to be recognized over a weighted-average period of approximately 1.30 years.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

A summary of the Company’s warrant activity during the six months ended October 31, 2022 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	649,174	$4.70	1.96	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	(224,174)	$6.87	—	—
Balance Outstanding, October 31, 2022	425,000	$3.56	3.27	$—
Unvested	(16,667)
Exercisable, October 31, 2022	408,333	$3.42	3.17	$—

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.00	1.00	200,000	$1.00	4.48	200,000
$4.89	$4.89	50,000	$4.89	1.44	50,000
$5.85	$5.85	50,000	$5.85	1.35	50,000
$6.00	$6.00	100,000	$6.00	3.84	100,000
$6.99	$6.99	25,000	$6.99	3.72	8,333
		425,000			408,333

On April 22, 2022, as consideration for amending the Intercreditor Agreement, the Company issued warrants to the same two unaffiliated Lenders of the 2022 Convertible Notes, to each purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $1.00 per share. See Note 5. Long-term Debt, Net. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants is treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at October 31, 2022 and April 30, 2022. Total unamortized costs at October 31, 2022 and April 30, 2022 was $59,000 and $118,000, respectively. The Company has recognized $29,500 and $59,000 of amortization expense in connection with the fair value of the warrants for the three and six months ended October 31, 2022, which is included in "interest expense" in the accompanying consolidated statement of operations.
On August 31, 2021, the Compensation Committee approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the extension of the 2018 Credit Facility Agreement. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $11,169 and $22,336 of amortization expense in connection with the fair value of the warrants for the three and six months ended October 31, 2022, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Executive Committee approved the issuance of warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three-year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized over the three-year vesting period. The Company has recognized $7,000 and $14,000 of amortization expense in connection

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

with the fair value of the warrants for the three and six months ended October 31, 2022, which is included in general and administrative expense in the accompanying consolidated statement of operations.
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

There were no options granted to employees during the six months ended October 31, 2022 and 2021.

A summary of the Company’s stock option activity for employees and directors during the six months ended October 31, 2022, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	860,182	$7.03	1.25	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(36,634)	8.89	—	—
Expired	(89,720)	5.53	—	—
Balance Outstanding, October 31, 2022	733,828	$7.12	0.86	$—

Exercisable, October 31, 2022	733,828	$7.12	0.84	$—

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$3.82	31,998	$4.00	1.75	31,998
$4.50 to $5.20	$4.94	123,379	$4.97	1.28	123,379
$7.17 to $7.55	$7.45	463,702	$7.46	0.83	463,702
$8.57 to $9.07	$8.98	114,749	$8.98	0.18	114,749
		733,828			733,828
As of October 31, 2022, there are no unrecognized compensation costs related to unvested stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Stock-based compensation related to RSUs, restricted stock and stock options

A summary of the Company’s stock-based compensation expense, which is included in "general and administrative" expense in the consolidated statement of operations is presented below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
RSUs	$458,206	$688,129	$499,259	$1,134,906
Restricted Stock	—	10,525	—	21,052
Stock options	130	23,504	5,407	108,912
Total stock-based compensation expense	$458,336	$722,158	$504,666	$1,264,870

Treasury Stock

As of both October 31, 2022 and April 30, 2022, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating $1,817,414 were based upon the fair market value of shares surrendered as of the date of each applicable exercise date.
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
The following table represents the Company's revenue disaggregated by the nature and timing of services:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Tuition - recognized over period of instruction	$14,668,048	$16,632,114	$30,963,458	$33,753,794
Course fees - recognized over period of instruction	1,897,980	1,982,771	4,014,059	3,986,111
Book fees - recognized at a point in time	—	15,018	—	42,777
Exam fees - recognized at a point in time	231,458	194,371	470,526	390,413
Service fees - recognized at a point in time	277,061	115,937	520,417	198,111
Revenue	$17,074,547	$18,940,211	$35,968,460	$38,371,206
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of October 31, 2022 and April 30, 2022, was $8,772,017 and $5,889,911, respectively. During the six months ended October 31, 2022, the Company recognized $5,055,024 of revenue that was included in the deferred revenue balance as of April 30, 2022. The Company classifies deferred revenue as current when the remaining term of the course, including the affect to the refund policy, is one year or less.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

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
The Company had revenue from students outside the United States totaling approximately 2% of consolidated revenue for each of the three and six months ended October 31, 2022 and 2021, respectively.
Teach-out of the Pre-licensure Nursing Programs
On September 20, 2022, Aspen University and the Arizona State Board of Nursing entered into a Consent Agreement under which Aspen agreed to voluntarily surrender its program approval for its pre-licensure nursing program in Phoenix. Having entered into this agreement, the Company also determined to voluntarily suspend new enrollments to its pre-licensure nursing program in Florida, Georgia, Tennessee and Texas, and will complete instruction for currently enrolled Core nursing students in these locations. The state authorizing units and state boards of nursing were given notice to this effect on September 20, 2022. See Note 10. Commitments and Contingencies for additional information.

For the three and six months ended October 31, 2022, 20% and 22% of total consolidated AGI revenue was earned from its pre-licensure nursing program. For the three and six months ended October 31, 2021, 21% and 22% of total consolidated AGI revenue was earned from this program.
Note 8. Leases
The Company determines if a contract contains a lease at inception. The Company has entered into operating leases totaling approximately 172,021 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and the New Brunswick Province in Canada. These leases expire at various dates through April 2031, and the majority contain annual base rent escalation clauses. Most of these leases include options to extend for additional five-year periods. Since it is not reasonably certain that the leases would be renewed, the Company does not consider the renewal option in the lease term. As permitted by ASC 842, leases with an initial term of twelve months or less are not recorded on the accompanying consolidated balance sheet. The Company does not have any financing leases.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

As of October 31, 2022, our longer-term operating leases are located in Tampa, Phoenix, Austin, Nashville and Georgia and are set to expire in six to eight years. These leases make up approximately 94% of the total future minimum lease payments.
Operating lease ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right- of-use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheets at October 31, 2022 and April 30, 2022. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the ROU assets. Incentives such as tenant improvement allowances are amortized as leasehold improvements, separately, over the life of the lease term. For the three and six months ended October 31, 2022, the amortization expense for these leasehold improvements was $185,245 and $358,943, respectively. For the three and six months ended October 31, 2021, the amortization expense for these leasehold improvements was $152,500 and $302,887, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended October 31, 2022 was $1,081,187 and $2,091,699, respectively, which is included in general and administrative expenses in the consolidated statements of operations. Lease expense for the three and six months ended October 31, 2021 was $916,435 and $1,853,172, respectively.
ROU assets are summarized below:

	October 31, 2022	April 30, 2022
ROU assets - Operating facility leases	$18,527,970	$15,958,721
Less: accumulated amortization	(4,256,489)	(3,312,771)
Total ROU assets	$14,271,481	$12,645,950

Operating lease obligations, related to the ROU assets are summarized below:

	October 31, 2022	April 30, 2022
Total lease liabilities	$25,544,191	$22,517,355
Reduction of lease liabilities	(4,884,300)	(3,671,466)
Total operating lease obligations	$20,659,891	$18,845,889
The following is a schedule by future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2022 (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2023 (remaining)	$2,219,203
2024	4,739,252
2025	4,547,151
2026	4,677,145
2027	4,782,909
Thereafter	9,727,292
Total future minimum lease payments	30,692,952
Less: imputed interest	(10,033,061)
Present value of operating lease liabilities	$20,659,891

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Balance Sheet Classification	October 31, 2022	April 30, 2022
Operating lease obligations, current portion	$2,204,342	$2,036,570
Operating lease obligations, less current portion	18,455,549	16,809,319
Total operating lease obligations	$20,659,891	$18,845,889

Other Information	October 31, 2022	April 30, 2022
Weighted average remaining lease term (in years)	6.45	6.81
Weighted average discount rate	12%	12%

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
As of October 31, 2022, the Company recorded a reserve of approximately $300,000 for the estimate of the 2013 through 2021 tax year foreign income tax liability. This reserve is included in "Accrued expenses" in the consolidated balance sheets.
For the three and six months ended October 31, 2022, the Company recorded a reserve of approximately $25,000 and $50,000, respectively, for the 2023 tax year to the related foreign income tax liability. For the three and six months ended October 31, 2021, the Company recorded a reserve of approximately zero and $148,000, respectively, for the 2022 tax year to the related foreign income tax liability. These reserves are included in "Accrued expenses" in the consolidated balance sheets.
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
October 31, 2022
(Unaudited)

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
The Company is also subject to regulation by self-regulatory bodies such as accreditors and by state regulators in certain states including states where the Company has a physical presence. Aspen University’s first-time pass rates for our BSN pre-licensure students taking the NCLEX-RN test in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona State Board of Nursing (“AZ BON”). As a result of the decline in NCLEX pass rates and other issues, and in alignment with a recommendation from the Arizona State Board of Nursing, the university voluntarily suspended

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

BSN pre-licensure enrollments and the formation of new cohorts at its two Phoenix pre-licensure locations, effective February 2022. In March 2022, Aspen University entered into a Consent Agreement for Probation and a Civil Penalty (the “Consent Agreement”) with the Arizona State Board of Nursing in which Aspen University’s Provisional Approval was revoked, with the revocation stayed pending Aspen University’s compliance with the terms and conditions of the Consent Agreement. The probationary period is 36 months from the date of the Consent Agreement. In June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. The stay was broken into two phases, the first lasting through the end of Calendar Year 2022. During Phase I, Aspen University was not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona and must achieve the AZ BON-required 80% NCLEX pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark was not achieved, the AZ BON could lift the stay and initiate the revocation. If Phase I was completed successfully, Phase II would commence with Aspen University on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). Aspen University was permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% NCLEX first-time pass rates occur. However, once achieved, if the NCLEX pass rate fell below 80% for any quarter, the AZ BON could limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. The terms of the Consent Agreement also include requirements that the Company provide the AZ BON with monthly reports, provide that our faculty and administrators undergo additional training, retain an approved consultant to prepare and submit evaluations to the AZ BON, and hire a minimum of 35% full-time qualified faculty by September 30, 2022. For the calendar quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, Aspen University's NCLEX-RN test pass rates were 73.33%, 69.64% and 59.15%, respectively.
On September 20, 2022, Aspen University and the Arizona State Board of Nursing entered into a revised Consent Agreement under which Aspen agreed to voluntarily surrender its program approval for its pre-licensure nursing program in Phoenix, Arizona. Aspen sought the agreement after concluding that it was unable to meet the minimum 80% NCLEX first-time pass rates for calendar year 2022, which was a requirement of an earlier consent agreement that Aspen and the Board signed in March 2022. Aspen did so to minimize uncertainty for its students. Aspen had suspended admissions to its Arizona program in January 2022.
Under the terms of the revised Consent Agreement, many of the previous requirements were eliminated; for example, Aspen no longer has a requirement to use a consultant nor the requirement for a certain percentage of full-time faculty. However, Aspen will continue its current Arizona Core nursing program for all current students and provide regular reports to the Board of Nursing about the program. It remains accountable to the Board to ensure that its current students receive expected instruction and learning opportunities. Once all currently enrolled students in the program have either completed the program or ceased enrollment, or within two years, whichever is sooner, Aspen’s program approval will be automatically voluntarily surrendered for a minimum period of two years.

Having entered into the revised Consent Agreement with the Arizona State Board of Nursing, Aspen suspended new enrollments to its pre-licensure nursing program in Florida, Georgia, Tennessee and Texas and will complete instruction for currently enrolled Core nursing students in those states. The state authorizing units and state boards of nursing were noticed to this effect on September 20, 2022. (See Note 7. Revenue.)
On March 8, 2022, Aspen University also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which required the University to post a surety bond for $18.3 million in the fourth quarter of fiscal year 2022. The Stipulated Agreement required the cessation of enrollment in both the pre-professional nursing and core components of the program in Arizona, the submission of student records monthly, the removal of Arizona start date information from websites and catalogs, and monthly reporting to the Board staff. The collateral for this surety bond of $5 million is included in "Restricted cash" in the consolidated balance sheets. On October 31, 2022, Aspen and the Arizona State Board for Private Postsecondary Education entered into a revised stipulated agreement that reduces AU's surety bond requirement from $18.3 million to $5.5 million, requires a civil penalty of $12,000 and enrollment stoppage and teach out of the pre-licensure program. Other requirements from the April 2022 stipulated Agreement were carried forward to this revised agreement. In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations. See Note 11. Subsequent Event.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

Aspen University’s State Authorization Reciprocity Agreement ("SARA"), which is overseen by a National Council ("NC-SARA"), annual approval through the Colorado SARA State Portal Entity has to be renewed by January 30 each year. Aspen University applied on January 18, 2022, and received its 2022 approval effective February 8, 2022. On February 23, 2022, Aspen University received a Notification of Provisional SARA Status from the Colorado SARA State Portal Entity. On March 4, 2022, the DOE provided the final approval for Aspen University’s move from Colorado to Arizona. On March 29, 2022, Aspen University received a Notification of Loss of Eligibility for SARA through Colorado which permitted continued SARA coverage for students enrolled for courses between February 1, 2022 and August 2, 2022. On April 10, 2022, Aspen University submitted an official appeal of the eligibility loss to the Colorado SARA State Portal Entity. Aspen University sought a return to the prior provisional status while the appeal was pending or until the completion of the existing SARA term to February 2023 or until there was approval by the Arizona SARA Council. On April 12, 2022, Aspen University was restored to Provisional Status by the Colorado SARA State Portal Entity according to the terms of the February 23, 2022 letter. On May 17, 2022, Aspen University was informed that its appeal was denied and on June 10, 2022, Aspen University received a letter from the Colorado SARA State Portal Entry indicating that students currently enrolled in academic terms in progress as of May 17, 2022, were covered under SARA for 16 weeks, until September 6, 2022.
In the meantime, Aspen University submitted an application to the Arizona State Portal Entry. This application to obtain approval to become an institutional participant again in NC-SARA from its new primary location in Arizona was deferred at the September 8, 2022 meeting, and will be considered at the January 2023 meeting. Since February 2022, the start of the regulatory concerns over SARA approval, Aspen University has been seeking individual state authorizations for its students. Aspen University has succeeded in securing full approval, exemption, or has determined approval is not required, in 39 states, while 9 additional states allow our currently enrolled students to continue while applications are under review or in process. Students in these states represent 99% of the current student body.
Aspen continues to work with its accreditor on options for a few students in Rhode Island and the District of Columbia. The university has determined that it will not be able to secure authorization in Maryland. Articulation agreements for students in these two states and the District of Columbia are available for the 118 students who may not choose to wait for Aspen to garner NC-SARA approval through Arizona.
Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by its students under programs authorized by Title IV of the HEA, which is administered by the US Department of Education. When students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal year ended April 30, 2022, 36.37% of Aspen University’s and 28.06% for United States University's cash-basis revenue for eligible tuition and fees were derived from Title IV Programs.
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
On September 28, 2020, the DOE notified USU that the funds held for a letter of credit in the amount of $255,708, based on the audited same day balance sheet requirements that apply in a change of control, which was funded by the University’s sole shareholder, AGI, were released. In August 2020, the DOE informed USU that it is required to post a new letter of credit in the amount of $379,345, based on the current level of Title IV funding. This irrevocable letter of credit was to expire on August 25,

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022
(Unaudited)

2021. In December 2020, the DOE reduced USU's existing letter of credit by $369,473. With the recent full certification of USU, the DOE released USU's letter of credit related to its previous Compliance Audit of $9,872 in August 2022.
Approval to Confer Degrees
Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Arizona State Board for Private Postsecondary Education in the State of Arizona to operate as a degree-granting institution for all degrees. Aspen University is authorized to operate as a degree-granting institution for bachelor degrees by the Texas Higher Education Coordinating Board in the State of Texas. Aspen University has been granted Optional Expedited Authorization as a postsecondary educational institution in Tennessee for its Bachelor of Science in Nursing (Pre-Licensure) degree program. Aspen University has received a License for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the state of Florida by the Commission for Independent Education of the Florida Department of Education. Aspen University has received a Certificate of Authorization for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the state of Georgia by the Georgia Nonpublic Postsecondary Education Commission.
USU is also a Delaware corporation and received initial approval from the Delaware DOE to confer degrees through June 2023. USU is authorized by the California Bureau of Private Postsecondary Education to operate as a degree-granting institution for all degrees.
Note 11. Subsequent Event
In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education on October 31, 2022 (see Note 10. Commitments and Contingencies), $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations.

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
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three and six months ended October 31, 2022 and 2021.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and six months ended October 31, 2022 and 2021.
Company Overview
Aspen Group, Inc. is an education technology holding company. It operates two universities, Aspen University Inc. ("Aspen University" or "AU") and United States University Inc. ("United States University" or "USU").

All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high-growth nursing profession. As of October 31, 2022, 9,392 of 10,957 or 86% of all active students across both universities are degree-seeking nursing students. Of the students seeking nursing degrees, 8,269 are RNs studying to earn an advanced degree, including 5,517 at Aspen University and 2,752 at USU. In contrast, the remaining 1,123 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. The year-over-year decrease in the nursing student body resulted principally from the enrollment stoppage in all locations of the pre-licensure program and the reduction in marketing spend by $3.1 million.
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
AGI Student Population Overview
AGI’s active degree-seeking student body, including AU and USU, declined 23% year-over-year to 10,957 at October 31, 2022 from 14,318 at October 31, 2021. AU's total active student body decreased by 29% year-over-year to 7,973 at October 31, 2022 from 11,184 at October 31, 2021. On a year-over-year basis, USU's total active student body decreased by 5% to 2,984 at October 31, 2022 from 3,134 at October 31, 2021.
Total active student body for the past five quarters is shown below:

	Q2'22	Q3'22	Q4'22	Q1'23	Q2'23
Aspen University	11,184	10,736	10,225	9,133	7,973
USU	3,134	2,988	3,109	2,915	2,984
Total	14,318	13,724	13,334	12,048	10,957
AGI Nursing Student Population
Students seeking nursing degrees were 9,392, or 86% of total active students at both universities. Of the students seeking nursing degrees, 8,269 are RNs studying to earn an advanced degree, including 5,517 at Aspen University and 2,752 at USU. In contrast, the remaining 1,123 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. The majority of the year-over-year Aspen University nursing student body decrease is a result of the enrollment stoppage and teach out of the pre-licensure program and the $3.1 million reduction in marketing spend in the second quarter of fiscal 2023 as compared to the same quarter of fiscal 2022.

Nursing student body for the past five quarters are shown below:

	Q2'22	Q3'22	Q4'22	Q1'23	Q2'23
Aspen University	9,531	9,116	8,632	7,686	6,640
USU	2,911	2,773	2,890	2,708	2,752
Total	12,442	11,889	11,522	10,394	9,392

AGI New Student Enrollments
On a Company-wide basis, new student enrollments were down 46% year-over-year. New student enrollments at AU decreased 55% year-over-year and at USU by 20% year-over-year. New student enrollments were primarily impacted by the enrollment stoppage at our pre-licensure campuses, and the reduction in marketing spend.

New student enrollments for the past five quarters are shown below:

	Q2'22	Q3'22	Q4'22	Q1'23	Q2'23
Aspen University	1,750	1,301	1,010	868	784
USU	630	481	525	447	506
Total	2,380	1,782	1,535	1,315	1,290

Bookings Analysis and ARPU
On a year-over-year basis, Q2 Fiscal 2023 Bookings decreased 53%, to $17.5 million from $37.4 million in the prior year. As previously discussed, the pre-licensure enrollment stoppage and the reduction in marketing spend by $3.1 million caused Bookings to decrease year-over-year.
On a year-over-year basis, Q2 Fiscal 2023 ARPU decreased 14% from the prior year period due primarily to a decrease in Bookings at Aspen University in the pre-licensure program.

	Second Quarter Bookings1 and Average Revenue Per Enrollment (ARPU)1
	Q2'22 Enrollments	Q2'22 Bookings [1]	Q2'23 Enrollments	Q2'23 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,750	$26,134,500	784	$8,450,250
USU	630	$11,226,600	506	$9,016,920
Total	2,380	$37,361,100	1,290	$17,467,170	(53)%
ARPU		$15,698		$13,540	(14)%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.
Set forth below is the description of the Company's two licensure degree programs.
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
In September 2022, Aspen University suspended new enrollments in its BSN pre-licensure program in Arizona pursuant to a revised Consent Agreement with the Arizona State Board of Nursing, and also suspended new enrollments in its BSN pre-licensure program in Florida, Georgia, Tennessee and Texas in connection with the Arizona developments. The teach-out of all remaining students is estimated to be completed in the Phoenix metro by the end of Fiscal Year 2024, and by the end of the second fiscal quarter of fiscal 2025 in the Austin, Nashville and Tampa metros. The following discussion of the pre-licensure program should be read in light of these developments.

For the three and six months ended October 31, 2022, 20% and 22% of total consolidated AGI revenue was earned from its pre-licensure nursing program. For the three and six months ended October 31, 2021, 21% and 22% of total consolidated AGI revenue was earned from this program.
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
Accounts Receivable - Monthly Payment Plan ("MPP")
The Company offers several payment options to its students including a monthly payment plan (MPP), installment plans and financial aid. Our growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At October 31, 2022, Gross MPP accounts receivable was 85% of total gross accounts receivable. Of the Gross MPP accounts receivable, approximately 35% and 50% was generated at each AU and USU, respectively.
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
Long-Term Accounts Receivable
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This full contractual amount cannot be recorded as an account receivable upon enrollment. As a student takes a class, revenue and the associated accounts receivable is earned over that eight-week class. Some students accelerate their program, taking two classes every eight-week period, and that increases the student’s accounts receivable balance. If any portion of the accounts receivable balance will be paid in a period greater than 12 months, that portion is reflected as long-term accounts receivable.
As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $11,406,525 at April 30, 2022 to $16,335,657 at October 31, 2022. Generally, students in the USU MSN-FNP program make payments over a 72-month period, and as a result, a portion of USU's 72-month payment plan becomes long-term accounts receivable.
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

During Q2 Fiscal 2023, we engaged Lampert Capital Advisors for financial advisory services to assist with securing an accounts receivable financing facility ("AR Facility"). The purpose of the AR Facility is to provide working capital to position the Company for future growth in its online post-licensure nursing degree programs and the associated student monthly payment plan accounts receivable.
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended October 31, 2022 (“Q2 Fiscal 2023”) compared to the three months ended October 31, 2021 (“Q2 Fiscal 2022”), and for the six months ended
October 31, 2022 (“1H Fiscal 2023”) compared to six months ended October 31, 2021 (“1H Fiscal 2022”).

Revenue
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	32%	26%	31%	24%
Marketing and promotional costs	5%	21%	15%	21%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	37%	46%	46%	45%
General and administrative	64%	61%	60%	59%
Bad debt expense	3%	2%	2%	2%
Depreciation and amortization	5%	4%	5%	4%
Total operating expenses	109%	114%	113%	110%

Operating loss	(9)%	(14)%	(13)%	(10)%

Other income (expense):
Interest expense	(4)%	(1)%	(4)%	—%
Other income (expense), net	—%	—%	—%	1%
Total other (expense) income, net	(4)%	(1)%	(4)%	1%

Loss before income taxes	(13)%	(15)%	(16)%	(9)%

Income tax expense	—%	—%	—%	—%

Net loss	(13)%	(15)%	(17)%	(10)%
The following tables present our revenue, both per-subsidiary and total:

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
AU	$10,341,903	$(2,416,948)	(19)%	$12,758,851	$22,289,997	$(3,718,505)	(14)%	$26,008,502
USU	6,732,644	551,284	9%	6,181,360	13,678,463	1,315,759	11%	12,362,704
Revenue	$17,074,547	$(1,865,664)	(10)%	$18,940,211	$35,968,460	$(2,402,746)	(6)%	$38,371,206
Q2 Fiscal 2023 compared to Q2 Fiscal 2022
AU and USU combined revenue decreased 10% in Q2 Fiscal 2023 compared to Q2 Fiscal 2022.The AU revenue decline year-over-year reflects lower post-licensure enrollments attributed to lower marketing spend initiated in late Q1 Fiscal 2023 and the stoppage of enrollments at our pre-licensure campuses. The active student body at AU decreased from 11,184 at October 31, 2021 to 7,973 at October 31, 2022. This AU revenue decrease was offset by the USU revenue increase due primarily to USU's MSN-FNP program, the USU post-licensure degree program with the highest concentration of students and the highest LTV.
1H Fiscal 2023 compared to 1H Fiscal 2022
AU and USU combined revenue decreased 6% in 1H Fiscal 2023 compared to 1H Fiscal 2022. The AU revenue decline year-over-year reflects the enrollment stoppage at the pre-licensure program campuses and the effect of the marketing spend initiated late in Q1 Fiscal 2023. This AU revenue decrease was offset by the USU revenue increase due primarily to USU's MSN-FNP program. The trend of decreased revenue is expected to continue for the remainder of Fiscal Year 2023 given the Company’s recent suspension of new enrollment in its pre-licensure program, which accounted for 22% of its consolidated revenue in Q2 Fiscal 2023, and the effect of the decrease in marketing spend related to the restructuring plan.
The purpose of the AR Facility will be to resume marketing spend at a level which will allow us to offset the decline in the pre-licensure student body with a growing post-licensure online student body.

Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Instructional costs and services	$5,522,205	$685,744	14%	$4,836,461	$11,225,183	$1,888,709	20%	$9,336,474
Marketing and promotional	824,803	(3,127,937)	(79)%	3,952,740	5,327,376	(2,718,919)	(34)%	8,046,295
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$6,347,008	$(2,442,193)	(28)%	$8,789,201	$16,552,559	$(830,210)	(5)%	$17,382,769
Q2 Fiscal 2023 compared to Q2 Fiscal 2022
Instructional Costs and Services
Consolidated instructional costs and services for Q2 Fiscal 2023 increased to 32% of revenue from 26% of revenue for Q2 Fiscal 2022, related to the factors described below.
AU instructional costs and services were 34% and 26% of AU revenue for Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in the BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program.
USU instructional costs and services were 29% and 25% of USU revenue for Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in higher USU clinical immersion-related instructional costs, and the inflationary impact on faculty compensation.
Marketing and Promotional
Consolidated marketing and promotional costs for Q2 Fiscal 2023 were 5% of revenue compared to 21% of revenue for Q2 Fiscal 2022. This follows the $3.1 million year-over-year reduction in marketing spend in Q2 Fiscal 2023 as part of the restructuring plan. The restructuring program decreased marketing advertising spend across all programs to maintenance levels, which at a consolidated level will approximate $150,000 in Q3 fiscal 2023 resulting in Q3 Fiscal 2023 savings of $3.8 million based on a normalized marketing advertising spend run rate of approximately $4.0 million per quarter.
A break-down of marketing expense by unit is as follows:
AU marketing and promotional costs represented 2% and 20% of AU revenue for Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively.
USU marketing and promotional costs represented 3% and 16% of USU revenue for each Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively.
Corporate marketing and promotional costs were $395,035 in Q2 Fiscal 2023 compared to $342,719 in Q2 Fiscal 2022, an increase of $52,316 or 15%.
1H Fiscal 2023 compared to 1H Fiscal 2022
Instructional Costs and Services

Consolidated instructional costs and services for 1H Fiscal 2023 increased to 31% of revenue from 24% of revenue for 1H Fiscal 2022, related to the factors described below.
AU instructional costs and services were 33% and 24% of AU revenue for 1H Fiscal 2023 and 1H Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in the BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program.
USU instructional costs and services were 28% and 24% of USU revenue for 1H Fiscal 2023 and 1H Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in increased immersions at additional campuses, and the inflationary impact on faculty compensation.
Marketing and Promotional
Consolidated marketing and promotional costs for 1H Fiscal 2023 were 15% of revenue compared to 21% of revenue for 1H Fiscal 2022. This follows the $1 million sequential quarterly reduction in marketing spend in Q4 Fiscal 2022 to ensure sufficient collateral for a surety bond required by the Arizona State Board for Private Postsecondary Education and the $3.1 million quarterly year-over-year reduction in marketing spend in Q2 Fiscal 2023 as part of the restructuring plan. The restructuring program decreased marketing advertising spend across all programs to maintenance levels. A break-down of marketing expense by unit is as follows:
AU marketing and promotional costs represented 14% and 21% of AU revenue for 1H Fiscal 2023 and 1H Fiscal 2022, respectively.
USU marketing and promotional costs represented 10% and 16% of USU revenue for each 1H Fiscal 2023 and 1H Fiscal 2022, respectively.
Corporate marketing and promotional costs were $769,348 in 1H Fiscal 2023 compared to $666,984 in 1H Fiscal 2022, an increase of $102,364 or 15%.
General and administrative

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
General and administrative	$10,883,118	$(758,194)	(7)%	$11,641,312	$21,415,138	$(1,172,651)	(5)%	$22,587,789
Q2 Fiscal 2023 compared to Q2 Fiscal 2022
Consolidated general and administrative expense for Q2 Fiscal 2023 was $10,883,118 or 64% of revenue compared to $11,641,312 or 61% of revenue for Q2 Fiscal 2022, a decrease of $758,194 or 7%. As part of the Company's recent restructuring plan, which was initiated late Q1 Fiscal 2023, the company eliminated approximately 70 positions within AU and Corporate in Q2 Fiscal 2023, resulting in compensation-related savings of $0.6 million. A break-down of general and administrative expense by unit is as follows:
AU general and administrative expense decreased by $0.1 million year-over-year and was 43% and 36% of AU revenue for Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively. In increase in fixed expenses related to new campus openings in the pre-licensure program and higher professional fees related to regulatory matters, were partially offset by decreases in employee-related compensation due to the restructuring program and other cost controls implemented by management.

USU general and administrative expense decreased by $0.8 million year-over-year and was 36% and 41% of USU revenue for Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively. The decrease in employee-related compensation due to cost controls implemented by management was partially offset by the increases in fixed expenses related to expansion of the USU MSN-FNP program.

Corporate general and administrative expense was $4.0 million and $4.5 million in Q2 Fiscal 2023 and Q2 Fiscal 2022, respectively. The decrease was primarily due to the impact of the restructuring and planned corporate cost control, partially offset by an increase in professional and consulting fees of $0.2 million.

As part of the Company's recent restructuring initiatives, general and administrative compensation savings are expected to be $1.0 million in Q3 Fiscal 2023.
1H Fiscal 2023 compared to 1H Fiscal 2022
Consolidated general and administrative expense for 1H Fiscal 2023 was $21,415,138 or 60% of revenue compared to $22,587,789 or 59% of revenue for 1H Fiscal 2022, a decrease of $1,172,651 or 5%. As part of the Company's recent restructuring plan, which was initiated late Q1 Fiscal 2023, the Company eliminated approximately 70 positions within AU and Corporate in Q2 Fiscal 2023, resulting in compensation-related savings. Additionally, the Company initiated additional cost controls within the general and administrative functions in Fiscal 2022, which also resulted on 1H Fiscal 2023 savings. A break-down of general and administrative expense by unit is as follows:
AU general and administrative expense decreased $0.2 million year-over-year and was 40% and 35% of AU revenue for 1H Fiscal 2023 and 1H Fiscal 2022, respectively. The decreases in employee-related compensation due to cost controls implemented by management, were partially offset by higher professional fees related to regulatory matters, fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year and increases in fixed expenses related to new campus openings in the pre-licensure program.

USU general and administrative expense decreased by $0.7 million year-over-year and was 35% and 40% of USU revenue for 1H Fiscal 2023 and 1H Fiscal 2022, respectively. The decrease in employee-related compensation due to cost controls implemented by management was partially offset by increases in fixed expenses related to expansion of the USU MSN-FNP program.

Corporate general and administrative expense was $7.8 million and $8.6 million in 1H Fiscal 2023 and 1H Fiscal 2022, respectively. The decrease was primarily due to planned corporate cost control and the reversal of stock-based compensation expense for (i) $0.2 million related to a performance award that the Company assessed its performance condition will not be met and (ii) $0.1 million related to a grant forfeited by the resignation of the Chief Nursing Officer, on July 15, 2022, partially offset by higher professional and consultant fees of $0.9 million and a non-recurring severance expense related to the resignation of the Chief Nursing Officer.
Bad debt expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Bad debt expense	$450,000	$100,000	29%	$350,000	$800,000	$100,000	14%	$700,000
Based on our review of additional student accounts associated with current period revenue and previously existing student accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly.
At AU and USU, $0.5 million and $0.1 million, respectively, of student accounts receivable were written off against the accounts receivable allowance during Q2 Fiscal 2023. The Company recorded additional bad debt expense of $100,000 at USU.
At AU and USU, $0.6 million and $0.2 million, respectively, of student accounts receivable were written off against the accounts receivable allowance during 1H Fiscal 2023.

Depreciation and amortization

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Depreciation and amortization	$935,070	$117,836	14%	$817,234	$1,856,178	$259,535	16%	$1,596,643

For both periods, the increase includes depreciation which is primarily due to the Q2 Fiscal 2023 commencement of the lease for the Atlanta campus and move to the new USU campus. Related capital expenditures include leasehold improvements and computer equipment. The increase also includes amortization related to internally developed capitalized software placed into service to support the Company's instructional services and the opening of the new campus locations.
Interest expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Interest expense	$710,372	$570,870	409%	$139,502	$1,291,665	$1,118,624	646%	$173,041

For both periods, interest expense increased due principally to the borrowings under the 2022 Convertible Notes, amortization expense related to the commitment fees paid on the undrawn portion of the 2022 Revolving Credit Facility, which are amortized over the one-year term of the loan, and the drawdown and extension of the maturity of the 2018 Credit Facility on August 31, 2021. The commitment fees relate to a 1% fee of $200,000 on the undrawn portion of the 2022 Revolving Credit Facility paid at closing, and another 1% fee of $200,000, which was paid six months from the closing date, or September 14, 2022, since the 2022 Revolving Credit Facility has not been replaced. This is not expected to repeat in subsequent periods.

Other (expense) income, net

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Other (expense) income, net	$3,882	$53,202	NM	$(49,320)	$15,291	$(487,509)	(97)%	$502,800
Other expense, net in Q2 Fiscal 2022 includes the write-off of a related net receivable of $45,329 with the party in the litigation settled on July 21, 2021.
Other income, net in 1H Fiscal 2022 primarily includes $498,120 related to a litigation settlement on July 21, 2021.
Income tax expense

	Three Months Ended October 31,				Six Months Ended October 31,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
Income tax expense	$46,501	$40,601	688%	$5,900	$76,822	$(80,088)	(51)%	$156,910
Income tax expense in Q2 Fiscal 2023 and 1H Fiscal 2023 includes a reserve of approximately $25,000 and $50,000, respectively, for the estimated Fiscal Year 2023 Canada foreign income tax liability which covers the 2023 tax year for which a permanent establishment is in place in Canada. The Company will file an annual Canadian T2 Corporation Income Tax return and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to report the ongoing activity of the permanent establishment.
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
We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measures calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between AGI and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable rules of the Securities and Exchange Commission.

EBITDA and Adjusted EBITDA

AGI defines Adjusted EBITDA as EBITDA excluding: (1) bad debt expense; (2) stock-based compensation; and (3) non-recurring charges or gains. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to Adjusted EBITDA Margin.

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(2,293,640)	$(2,852,258)	$(6,008,611)	$(3,723,146)
Interest expense, net	708,705	138,064	1,289,285	170,196
Taxes	46,501	5,900	76,822	156,910
Depreciation and amortization	935,070	817,234	1,856,178	1,596,643
EBITDA	(603,364)	(1,891,060)	(2,786,326)	(1,799,397)
Bad debt expense	450,000	350,000	800,000	700,000
Stock-based compensation	458,336	722,158	504,666	1,264,870
Non-recurring charges - Severance	—	—	125,000	19,665
Non-recurring charges (income) - Other	232,367	103,754	717,299	(394,366)
Adjusted EBITDA	$537,339	$(715,148)	$(639,361)	$(209,228)
Net loss Margin	(13)%	(15)%	(17)%	(10)%
Adjusted EBITDA Margin	3%	(4)%	(2)%	(1)%

In Q2 Fiscal 2023, the increase in Adjusted EBITDA was attributable to an increase in revenue from USU's MSN-FNP program and the savings from the restructuring plan, which includes marketing spend to maintenance levels and a reduction in general and administrative costs associated with planned cost control, partially offset by lower revenue at AU related to the enrollment stoppage for the pre-licensure program, decreased AU online enrollments related to decreased marketing spend and an increase in instructional costs associated with the core portion of the pre-licensure program. Non-recurring charges - Other of $232,367 includes non-recurring professional fees and consulting costs.
In Q2 Fiscal 2022, Non-recurring income - Other includes the write-off of a related net receivable of $45,329 related to litigation settled on July 21, 2021, which is included in "other (expense) income, net."
In 1H Fiscal 2023, Adjusted EBITDA loss is attributable to lower AU revenue and higher AU instructional costs, partially offset by a reduction in general and administrative costs associated with the restructuring and planned cost control. Non-recurring charges - Severance of $125,000 relates to the resignation of the Chief Nursing Officer, effective July 15, 2022. Non-recurring charges - Other of $717,299 includes non-recurring professional fees and consulting costs.
In 1H Fiscal 2022, Non-recurring income - Other of $394,366 includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation, which is included in "other (expense) income, net."
The following tables present a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA Margin by subsidiary:

	Three Months Ended October 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,293,640)	$(5,150,209)	$1,067,885	$1,788,684
Interest expense, net	708,705	710,237	(1,239)	(293)
Taxes	46,501	8,350	27,776	10,375
Depreciation and amortization	935,070	68,860	757,770	108,440
EBITDA	(603,364)	(4,362,762)	1,852,192	1,907,206
Bad debt expense	450,000	—	225,000	225,000
Stock-based compensation	458,336	404,391	37,338	16,607
Non-recurring charges - Other	232,367	232,367	—	—
Adjusted EBITDA	$537,339	$(3,726,004)	$2,114,530	$2,148,813

Net income (loss) Margin	(13)%	NM	10%	27%
Adjusted EBITDA Margin	3%	NM	20%	32%

	Three Months Ended October 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(2,852,258)	$(5,059,164)	$1,329,813	$877,093
Interest expense, net	138,064	139,239	(739)	(436)
Taxes	5,900	1,249	3,400	1,251
Depreciation and amortization	817,234	38,141	681,107	97,986
EBITDA	(1,891,060)	(4,880,535)	2,013,581	975,894
Bad debt expense	350,000	—	250,000	100,000
Stock-based compensation	722,158	672,967	23,298	25,893
Non-recurring charges - Other	103,754	58,325	45,429	—
Adjusted EBITDA	$(715,148)	$(4,149,243)	$2,332,308	$1,101,787

Net income (loss) Margin	(15)%	NM	10%	14%
Adjusted EBITDA Margin	(4)%	NM	18%	18%
The Adjusted EBITDA Margin improved to 3% in Q2 Fiscal 2023 from (4)% in Q2 Fiscal 2022 due primarily to lower cost of revenue associated with the decrease in marketing spend and planned cost controls associated with the restructuring initiative in Q1 Fiscal 2023.

	Six Months Ended October 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(6,008,611)	$(10,048,796)	$858,456	$3,181,729
Interest expense, net	1,289,285	1,291,516	(1,817)	(414)
Taxes	76,822	13,950	42,497	20,375
Depreciation and amortization	1,856,178	138,302	1,502,514	215,362
EBITDA	(2,786,326)	(8,605,028)	2,401,650	3,417,052
Bad debt expense	800,000	—	450,000	350,000
Stock-based compensation	504,666	379,061	89,262	36,343
Non-recurring charges - Severance	125,000	125,000	—	—
Non-recurring charges - Other	717,299	717,299	—	—
Adjusted EBITDA	$(639,361)	$(7,383,668)	$2,940,912	$3,803,395

Net income (loss) Margin	(17)%	NM	4%	23%
Adjusted EBITDA Margin	(2)%	NM	13%	28%

	Six Months Ended October 31, 2021
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(3,723,146)	$(9,517,700)	$3,664,270	$2,130,284
Interest expense, net	170,196	172,511	(1,739)	(576)
Taxes	156,910	2,412	153,207	1,291
Depreciation and amortization	1,596,643	69,184	1,344,800	182,659
EBITDA	(1,799,397)	(9,273,593)	5,160,538	2,313,658
Bad debt expense	700,000	—	500,000	200,000
Stock-based compensation	1,264,870	1,116,246	92,893	55,731
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring charges - Other	(394,366)	58,325	(452,691)	—
Adjusted EBITDA	$(209,228)	$(8,099,022)	$5,300,740	$2,589,054

Net income (loss) Margin	(10)%	NM	14%	17%
Adjusted EBITDA Margin	(1)%	NM	20%	21%
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue	$17,074,547	$18,940,211	$35,968,460	$38,371,206
Cost of Revenue	6,347,008	8,789,201	16,552,559	17,382,769
Adjusted Gross Profit	10,727,539	10,151,010	19,415,901	20,988,437
Less amortization expense included in cost of revenue:
Intangible asset amortization	22,349	27,496	44,369	37,988
Call center software/website amortization	473,923	432,392	940,843	836,143
Total amortization expense included in cost of revenue	496,272	459,888	985,212	874,131
GAAP Gross Profit	$10,231,267	$9,691,122	$18,430,689	$20,114,306

GAAP Gross Profit as a percentage of revenue	60%	51%	51%	52%
Adjusted Gross Profit as a percentage of revenue	63%	54%	54%	55%

For both periods, GAAP Gross profit and gross margin increased due primarily to lower cost of revenue associated with the decrease in marketing spend and planned cost controls, which was part of the restructuring initiative in Q1 Fiscal 2023.
Liquidity and Capital Resources

Cash flow information

A summary of the Company's cash flows is as follows:

	Six Months Ended October 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(2,625,988)	$(3,453,933)
Investing activities	(1,308,856)	(2,849,652)
Financing activities	(251,298)	5,056,034
Net decrease in cash	$(4,186,142)	$(1,247,551)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased from $3,453,933 in 1H Fiscal 2022 to $2,625,988 in 1H Fiscal 2023. Approximately $2.3 million of the cash used in operations in 1H Fiscal 2023 is attributed to the net loss adjusted for non-cash activities and $0.3 million of cash used in operations is attributed to increased working capital which is attributed to increases in short-term and long-term monthly payment plan accounts receivable.
The increase in cash from changes in working capital primarily consists of an increase in accounts receivable, prepaid expenses and other current assets, and decreases in due to students, partially offset by increases in deferred revenue, accounts payable, other current liabilities and accrued expenses. The increase in accounts receivable is primarily attributed to growth in the monthly payment plan as well as the timing of billings for class starts and the timing of cash receipts. Prepaid expenses increased due primarily to a fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year. The increase in other current assets and other current liabilities was primarily related to the financing of the Company's insurance policy coverage for Fiscal 2023. Deferred revenue increased due primarily to timing of billings for class starts, specifically a class start close to quarter end on October 25, 2022. The increase in accrued expenses is due primarily to increases in costs accrued for non-recurring professional fees and consulting costs, accrued interest for the $10 million Convertible Note and the $5 million Credit Facility and Fiscal Year 2023 Canadian foreign tax accrual.
The decrease in non-cash adjustments primarily consists of lower stock-based compensation expense related to (i) the reversal of $242,708 of amortization expense related to the Chief Executive Officer's performance-based RSU grant that the Company assessed will not be met as of July 31, 2022; and (ii) the reversal of $139,431 of amortization expense related to the resignation of the Chief Nursing Officer on July 15, 2022; and lower tenant improvement reimbursements associated with the commencement of the Atlanta campus lease. Offsetting these decreases is higher depreciation and amortization expense associated with the opening of new campus locations and the implementation of internal use software.
The Company expects working capital and long-term student accounts receivable to trend lower for the remainder of Fiscal 2023 as fewer students enroll in the monthly payment plan due to decreased marketing spend. Additionally, there may be working capital volatility from quarter to quarter, regarding the timing of financial aid payments and student course starts that impact deferred revenue and accounts receivable balances.

Net Cash Used in Investing Activities
Net cash used in investing activities in 1H Fiscal 2023 decreased from 1H Fiscal 2022 primarily due to lower capital expenditures in the current year associated with the opening of pre-licensure locations including tenant improvements and a decrease in courseware updates.
Net Cash (Used in) Provided By Financing Activities
Net cash used in financing activities in 1H Fiscal 2023 related to the payment of another 1% commitment fee of $200,000 on the 2022 Revolving Credit Facility, which was due six months from the closing date of March 14, 2022, or September 14, 2022, since the revolving credit facility has not been replaced; and $60,833 of deferred financing costs related to the Lender's legal fees incurred during August 2022 for the 2022 Convertible Note. This was partially offset by 11,840 shares the Company sold under the Agreement and received net proceeds of $9,535.

Liquidity and Capital Resources
Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

Financing Arrangements
Convertible Note and Revolving Credit Facility
On March 14, 2022, the Company closed an offering of a $10 million convertible note and a $20 million Revolving Credit Facility (the “Revolving Credit Facility”). The Company received the proceeds from the $10 million convertible note at the closing. Subsequent to the closing of the $10 million convertible note, $5 million was restricted as collateral for a surety bond, which was required by the Arizona State Board for Private Postsecondary Education. The remaining $5 million is available for general corporate purposes, including funding the Company’s then expansion of its BSN Pre-Licensure nursing degree program.
The $20 million revolving credit facility has not been drawn upon and was pledged as additional collateral for the surety bond required by the Arizona State Board for Private Postsecondary Education. In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education that was signed on October 31, 2022, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations.

Credit Facility
On August 31, 2021, the Company extended its $5 million Credit Facility by one year to November 4, 2022. The Credit Facility is evidenced by a revolving promissory note. Borrowings under the Credit Facility Agreement bear interest at 12% per annum. In conjunction with the extension of the Credit Facility, the Company drew down $5 million of funds at 12% interest per annum due November 4, 2022. Pursuant to this agreement, on August 31, 2021 the Company issued to the Foundation warrants to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. Additionally on March 14, 2022, the Company extended the $5 million Credit Facility by one additional year to November 4, 2023, at an increased interest rate of 14% per annum. The Company uses these funds for general business purposes.
At both October 31, 2022 and April 30, 2022, there were $5 million of borrowings outstanding under the Credit Facility.
Sufficiency of Working Capital
As of December 9, 2022, the Company had $2.0 million of unrestricted cash on hand. We expect that with reductions associated with the restructuring plan and other corporate cost reductions, we will have sufficient cash to meet our working capital needs for the next 12 months.
In late Q1 Fiscal 2023, we implemented a restructuring plan that resulted in significant cash benefits for the Company starting in Q2 Fiscal 2023 and continuing for the remainder of the fiscal year. There are two key components of the plan. First, in the second quarter we scaled back marketing advertising spend to maintenance levels of $150,000 per quarter which resulted in savings of $3.7 million in Q2 Fiscal 2023 and should result in savings of $3.8 million in Q3 Fiscal 2023. The savings estimates are based on a normalized marketing ad spend run rate of $4.0 million per quarter. Second, the plan resulted in the elimination of approximately 70 positions mostly within the general and administrative functions at Aspen University and AGI. As a result, there were additional restructuring savings of $600,000 in Q2 Fiscal 2023, and we expected to have $1.0 million of savings in Q3 Fiscal 2023. The estimated general and administrative spend reductions are based on our Q1 Fiscal 2023 expenses. Total spend reductions were $4.5 million in Q2 Fiscal 2023 and are expected to be $4.9 million in Q3 Fiscal 2023.
In August 2022, the Company engaged the services of Lampert Capital Advisors for financial advisory services to assist with locating and securing an accounts receivable financing facility to provide working capital to position the Company for future growth among its online post-licensure nursing degree programs. However, there can be no assurance that the Company will be successful in locating and negotiating a definitive agreement on favorable terms or at all.

Capital and other expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with on-going operations.
Critical Accounting Policies and Estimates
At October 31, 2022, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and listed here below:

•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of October 31, 2022.
Cautionary Note Regarding Forward Looking Statements.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the effect of our restructuring initiatives including efforts to reduce expenditures such as general and administrative and marketing expenses and the anticipated results and benefits of these efforts, our plan to maintain an approximately break-even or slightly negative adjusted EBITDA, our ability to close an accounts receivable facility, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, the continued demand of nursing students for our programs, ability to successfully resolve the Arizona regulatory matters, our ability to maintain enrollments in our active programs with limited marketing, the continued demand of nursing students for our programs, student attrition, national and local economic factors including a possible recession and increasing unemployment, uncertainties arising from the Russian invasion of Ukraine including its effect on the U.S. economy, the competitive impact from the trend of major non-profit universities using online education and consolidation among our competitors, and the myriad of risks which may affect our ability to close an accounts receivable financing ranging from locating a willing lender to contractual difficulties including covenants which prevent us from closing a facility. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 other than the agreed dismissal of an old lawsuit against us.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as set forth in "Item 5. Other Information" which is incorporated herein by reference, all recent sales of unregistered securities have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation, as amended	10-K	7/9/2019	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - authorized shares	8-K	7/12/2022	3.1
3.2	Bylaws, as amended	10-Q	3/15/2018	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	7/9/2019	4.1
10.1	Aspen Group, Inc. 2012 Equity Incentive Plan, as amended*	S-8	9/21/2020	10.1
10.2	Aspen Group, Inc. 2018 Equity Incentive Plan, as amended*	10-Q	3/16/2021	10.1
10.2(a)	Amendment No. 3 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	DEF 14A	11/5/2021	Annex A
10.2(b)	Amendment No. 4 to the Aspen Group, Inc. 2018 Equity Incentive Plan*	10-Q	3/15/2022	10.7
10.3	Employment Agreement effective July 21, 2021, by the Company and Michael Mathews*	8-K	7/23/2021	10.1
10.4	Employment Agreement dated November 24, 2014 - Gerard Wendolowski*	10-K	7/28/2015	10.19
10.5	Employment Agreement dated June 11, 2017 – Cheri St. Arnauld*	10-K	7/25/2017	10.5
10.6	Employment Agreement dated December 1, 2020 - Robert Alessi*	10-Q	3/16/2021	10.2
10.7	Employment Agreement, effective August 16, 2021, by the Company and Matthew LaVay*	8-K	8/16/2021	10.1
10.8	Form of Restricted Stock Unit Agreement*	10-K	7/7/2020	10.9
10.9	Form of Restricted Stock Unit Agreement – price based vesting*	10-K	7/7/2020	10.10
10.10	Form of Stock Option Agreement*	10-K	7/7/2020	10.11
10.11	Amended and Restated Revolving Promissory Note and Security Agreement, dated March 6, 2019	10-Q	3/11/2019	10.5
10.12	Form of Investors/Registration Rights Agreement dated January 22, 2020	8-K	1/23/2020	10.3
10.13	Confidential Severance Agreement, dated February 25, 2021, by and between the Company and Frank J. Cotroneo	10-K	7/13/2021	10.13
10.14	Warrant dated July 21, 2021	10-Q	9/14/2021	10.1
10.15	Form of Revolving Promissory Note and Security Agreement+	10-Q	3/15/2022	10.1
10.16	Form of Convertible Promissory Note and Security Agreement+	10-Q	3/15/2022	10.2
10.17	Form of Intercreditor Agreement	10-Q	3/15/2022	10.3
10.18	Form of Investors/Registration Rights Agreement dated March 14, 2022	10-Q	3/15/2022	10.4
10.19	Form of Third Amendment to the Amended and Restated Revolving Promissory Note and Security Agreement	10-Q	3/15/2022	10.5
10.20	Form of Letter Agreement +	10-Q	3/15/2022	10.6
10.21	Consent Agreement dated March 31, 2022	8-K	4/1/2022	99.1

10.22	First Amendment to Intercreditor Agreement dated April 22, 2022	8-K	4/27/2022	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
*    Management contract or compensatory plan or arrangement.
**    This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+    Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the SEC upon request.
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

Aspen Group, Inc.

December 15, 2022	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

December 15, 2022	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)

December 15, 2022	By:	/s/ Robert Alessi
Robert Alessi Chief Accounting Officer (Principal Accounting Officer)