Form 10-Q
period 2023-01-31
ASPEN GROUP, INC.
filed 2023-05-16
CIK 1487198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Securities registered pursuant to Section 12(b) of the Act: None.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Class	Outstanding as of May 12, 2023
Common Stock, $0.001 par value per share	25,462,316 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2023	April 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,603,501	$6,482,750
Restricted cash	4,923,525	6,433,397
Accounts receivable, net of allowance of $3,622,365 and $3,460,288, respectively	22,517,343	24,359,241
Prepaid expenses	925,890	1,358,635
Other current assets	1,050,307	748,568
Total current assets	31,020,566	39,382,591

Property and equipment:
Computer equipment and hardware	1,584,826	1,516,475
Furniture and fixtures	2,219,245	2,193,261
Leasehold improvements	8,046,844	7,179,896
Instructional equipment	756,568	715,652
Software	11,306,700	10,285,096
Construction in progress	—	2,100
	23,914,183	21,892,480
Less: accumulated depreciation and amortization	(11,102,309)	(8,395,001)
Total property and equipment, net	12,811,874	13,497,479
Goodwill	5,011,432	5,011,432
Intangible assets, net	7,900,000	7,900,000
Courseware, net	288,024	274,047
Long-term contractual accounts receivable	16,280,621	11,406,525
Deferred financing costs	155,041	369,902
Operating lease right-of-use assets, net	13,865,872	12,645,950
Deposits and other assets	501,190	578,125
Total assets	$87,834,620	$91,066,051
(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	January 31, 2023	April 30, 2022
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable	$2,247,043	$1,893,287
Accrued expenses	3,118,533	2,821,432
Deferred revenue	8,075,063	5,889,911
Due to students	2,977,365	4,063,811
Current portion of long-term debt	5,000,000	—
Operating lease obligations, current portion	2,346,766	2,036,570
Other current liabilities	306,484	130,262
Total current liabilities	24,071,254	16,835,273

Long-term debt, net	9,957,328	14,875,735
Operating lease obligations, less current portion	17,869,754	16,809,319
Total liabilities	51,898,336	48,520,327

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
0 issued and 0 outstanding at January 31, 2023 and April 30, 2022	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized,
25,586,837 issued and 25,431,351 outstanding at January 31, 2023
25,357,764 issued and 25,202,278 outstanding at April 30, 2022	25,587	25,358
Additional paid-in capital	113,035,546	112,081,564
Treasury stock (155,486 at both January 31, 2023 and April 30, 2022)	(1,817,414)	(1,817,414)
Accumulated deficit	(75,307,435)	(67,743,784)
Total stockholders’ equity	35,936,284	42,545,724
Total liabilities and stockholders’ equity	$87,834,620	$91,066,051

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue	$15,574,042	$18,944,798	$51,542,502	$57,316,004

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,394,155	9,275,419	21,946,714	26,658,188
General and administrative	9,624,528	11,771,487	31,039,666	34,359,276
Bad debt expense	450,000	350,000	1,250,000	1,050,000
Depreciation and amortization	919,152	883,536	2,775,330	2,480,179
Total operating expenses	16,387,835	22,280,442	57,011,710	64,547,643

Operating loss	(813,793)	(3,335,644)	(5,469,208)	(7,231,639)

Other income (expense):
Interest expense	(716,845)	(180,697)	(2,008,510)	(353,738)
Other income, net	12,847	13,954	28,138	516,754
Total other (expense) income, net	(703,998)	(166,743)	(1,980,372)	163,016

Loss before income taxes	(1,517,791)	(3,502,387)	(7,449,580)	(7,068,623)

Income tax expense	37,249	231,610	114,071	388,520

Net loss	$(1,555,040)	$(3,733,997)	$(7,563,651)	$(7,457,143)

Net loss per share - basic and diluted	$(0.06)	$(0.15)	$(0.30)	$(0.30)

Weighted average number of common stock outstanding - basic and diluted	25,381,500	25,041,733	25,289,224	24,971,056

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2022	25,460,849	$25,461	$112,634,162	$(1,817,414)	$(73,752,395)	$37,089,814
Stock-based compensation	—	—	394,510	—	—	394,510
Common stock issued for vested restricted stock units	125,988	126	(126)	—	—	—
Amortization of warrant-based cost issued for services	—	—	7,000	—	—	7,000
Net loss	—	—	—	—	(1,555,040)	(1,555,040)
Balance at January 31, 2023	25,586,837	$25,587	$113,035,546	$(1,817,414)	$(75,307,435)	$35,936,284

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2021	25,148,194	$25,149	$110,526,729	$(1,817,414)	$(61,881,149)	$46,853,315
Stock-based compensation	—	—	700,697	—	—	700,697
Common stock issued for stock options exercised for cash	41,667	41	134,959	—	—	135,000
Common stock issued for vested restricted stock units	38,719	39	(39)	—	—	—
Amortization of warrant based cost	—	—	16,125	—	—	16,125
Net loss	—	—	—	—	(3,733,997)	(3,733,997)
Balance at January 31, 2022	25,228,580	$25,229	$111,378,471	$(1,817,414)	$(65,615,146)	$43,971,140

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended January 31, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2022	25,357,764	$25,358	$112,081,564	$(1,817,414)	$(67,743,784)	$42,545,724
Stock-based compensation	—	—	899,176	—	—	899,176
Common stock issued for vested restricted stock units	192,233	192	(192)	—	—	—
Common stock issued for services	25,000	25	24,475	—	—	24,500
Common stock issued for equity raise, net of underwriter costs	11,840	12	9,523	—	—	9,535
Amortization of warrant-based cost issued for services	—	—	21,000	—	—	21,000
Net loss	—	—	—	—	(7,563,651)	(7,563,651)
Balance at January 31, 2023	25,586,837	$25,587	$113,035,546	$(1,817,414)	$(75,307,435)	$35,936,284

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2021	25,066,297	$25,067	$109,040,824	$(1,817,414)	$(58,158,003)	$49,090,474
Stock-based compensation	—	—	1,965,567	—	—	1,965,567
Common stock issued for stock options exercised for cash	58,419	58	190,976	—	—	191,034
Common stock issued for cashless stock options exercised	30,156	30	(30)	—	—	—
Common stock issued for vested restricted stock units	73,708	74	(74)	—	—	—
Amortization of warrant based cost	—	—	43,708	—	—	43,708
Warrants issued for deferred financing costs related to Credit Facility	—	—	137,500	—	—	137,500
Net loss	—	—	—	—	(7,457,143)	(7,457,143)
Balance at January 31, 2022	25,228,580	$25,229	$111,378,471	$(1,817,414)	$(65,615,146)	$43,971,140

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,563,651)	$(7,457,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,250,000	1,050,000
Depreciation and amortization	2,775,330	2,480,179
Stock-based compensation	899,176	1,965,567
Amortization of warrant-based cost	21,000	43,708
Amortization of deferred financing costs	468,787	49,107
Amortization of debt discounts	88,500	18,056
Common stock issued for services	24,500	—
Loss on asset disposition	—	36,445
Non-cash lease benefit	(267,290)	(96,450)
Tenant improvement allowances received from landlords	418,000	816,591
Changes in operating assets and liabilities:
Accounts receivable	(4,282,195)	(6,412,590)
Prepaid expenses	432,745	(297,797)
Other current assets	(301,738)	37,498
Accounts receivable, other	—	45,329
Deposits and other assets	76,934	(44,686)
Accounts payable	(68,244)	340,168
Accrued expenses	297,101	38,353
Due to students	(1,086,446)	482,032
Deferred revenue	2,185,152	(642,233)
Other current liabilities	176,222	(171,894)
Net cash used in operating activities	(4,456,117)	(7,719,760)
Cash flows from investing activities:
Purchases of courseware and accreditation	(82,000)	(161,262)
Disbursements for reimbursable leasehold improvements	(418,000)	(816,591)
Purchases of property and equipment	(1,181,706)	(2,756,817)
Net cash used in investing activities	(1,681,706)	(3,734,670)
Cash flows from financing activities:
Proceeds from sale of common stock, net of underwriter costs	9,535	—
Payment of commitment fee for 2022 Credit Facility	(200,000)	—
Payments of deferred financing costs	(60,833)	—
Borrowings under the 2018 Credit Facility	—	5,000,000
Proceeds from stock options exercised	—	191,034
Net cash (used in) provided by financing activities	(251,298)	5,191,034

(Continued)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Net decrease in cash, cash equivalents and restricted cash	$(6,389,121)	$(6,263,396)
Cash, cash equivalents and restricted cash at beginning of period	12,916,147	13,666,079
Cash, cash equivalents and restricted cash at end of period	$6,527,026	$7,402,683

Supplemental disclosure cash flow information:
Cash paid for interest	$1,446,728	$258,630
Cash paid for income taxes	$25,253	$13,520

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued as part of the 2018 Credit Facility amendment	$—	$137,500

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying unaudited consolidated statements of cash flows:

	January 31,
	2023	2022
Cash and cash equivalents	$1,603,501	$5,969,286
Restricted cash	4,923,525	1,433,397
Total cash, cash equivalents and restricted cash	$6,527,026	$7,402,683

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
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
Since 2009, USU has been institutionally accredited by WASC Senior College and University Commission (“WSCUC”), an accrediting agency recognized by the DOE, through 2030.
Both universities are qualified to participate under the Higher Education Act of 1965, as amended ("HEA") and the Federal student financial assistance programs (Title IV, HEA programs). USU had provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017. The provisional certification expired on December 31, 2020. The institution submitted its recertification application timely in October 2020, and received full certification on May 6, 2022, and a new Program Participation Agreement ("PPA") was issued with an effective period until December 31, 2025. On August 22, 2017, the DOE informed Aspen University of its determination that the institution had qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023.

Basis of Presentation
The interim unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended January 31, 2023 and 2022, our cash flows for the nine months ended January 31, 2023 and 2022, and our consolidated financial position as of January 31, 2023 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.
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
Basis of Consolidation

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

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

	January 31, 2023	April 30, 2022
Cash and cash equivalents	$1,603,501	$6,482,750

Restricted cash:
Letter of credit for level of Title IV funding at USU	—	9,872
Collateral for corporate credit card at AGI	250,000	250,000
Letters of credit for operating leases at AU and USU	1,173,525	1,173,525
Collateral for surety bond at AU	3,500,000	5,000,000
Total restricted cash	4,923,525	6,433,397

Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$6,527,026	$12,916,147
Concentration of Credit Risk
The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000 per financial institution. The Company has not experienced any losses in such accounts from inception through January 31, 2023. As of January 31, 2023 and April 30, 2022, the Company maintained deposits exceeding federally insured limits by approximately $2,718,846 and $7,749,715, respectively, held in two separate institutions.
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
January 31, 2023
(Unaudited)

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

	January 31, 2023	April 30, 2022
Options to purchase common shares	614,458	860,182
Restricted stock units	—	—
Warrants to purchase common shares	425,000	649,174
Unvested restricted stock	523,056	929,928
Convertible Notes	10,000,000	10,000,000
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
January 31, 2023
(Unaudited)

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
The tenant improvement allowances received from landlord's balance of $816,591 for the nine months ended January 31, 2022, which was previously included in "Purchases of property and equipment" in the accompanying consolidated statements of cash flows, was reclassified to "Disbursements for reimbursable leasehold improvements" to align with the current fiscal year presentation. There is no impact to total cash used in investing activities included in the accompanying consolidated statements of cash flows for the nine months ended January 31, 2022.
Note 3. Property and Equipment
As property and equipment reach the end of their useful lives, the fully expired assets are written off against the associated accumulated depreciation and amortization.
When assets are disposed of before reaching the end of their useful lives both the recorded cost of the fixed asset and the corresponding amount of accumulated depreciation is reversed. Any remaining difference between the two, net of proceeds, is recognized as either other income or expense. There was no expense impact for such write-offs for the three and nine months ended January 31, 2023 and 2022.
Software consisted of the following:

	January 31, 2023	April 30, 2022
Software	$11,306,700	$10,285,096
Accumulated amortization	(6,596,730)	(5,170,943)
Software, net	$4,709,970	$5,114,153
Depreciation and amortization expense for property and equipment and software is summarized below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Depreciation and amortization expense:
Property and equipment, excluding software	$417,044	$418,081	$1,281,521	$1,136,929
Software	$478,455	$443,284	$1,425,787	$1,283,088
Note 4. Courseware and Accreditation
As courseware and accreditation reach the end of their useful life, they are written off against the accumulated amortization. There was no expense impact for such write-offs for the three and nine months ended January 31, 2023 and 2022.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

Courseware and accreditation consisted of the following:

	January 31, 2023	April 30, 2022
Courseware	$657,282	$575,283
Accreditation	59,350	59,350
	716,632	634,633
Accumulated amortization	(428,608)	(360,586)
Courseware and accreditation, net	$288,024	$274,047
Amortization expense for courseware and accreditation is summarized below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Courseware and accreditation amortization expense	$23,653	$21,744	$68,022	$58,877
Amortization expense is included in "Depreciation and amortization" in the unaudited consolidated statements of operations.
Note 5. Debt

	January 31, 2023	April 30, 2022
Credit Facility due March 14, 2023 (the "2022 Revolving Credit Facility")	$—	$—
Credit Facility due November 4, 2023 (the "2018 Credit Facility"); interest payable monthly in arrears	5,000,000	5,000,000
12% Convertible Notes due March 14, 2027 (the "2022 Convertible Notes"); interest payable monthly in arrears	10,000,000	10,000,000
Total long-term debt	15,000,000	15,000,000
Less: current portion of long-term debt	(5,000,000)	—
Less: unamortized debt discount	(42,672)	(124,265)
Total long-term debt, net	$9,957,328	$14,875,735
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
•The Convertible Notes automatically convert at $1.00 per share into shares of the Company’s common stock if the average closing price of our common stock is at least $2.00 over a 30 consecutive trading day period. This mandatory conversion is subject to each Lender’s 9.9% beneficial ownership limitation;
•The Convertible Notes are due March 14, 2027 or approximately five years from the closing;
•The interest rate of the Convertible Notes was 12% per annum (payable monthly in arrears), which increased to 14% per annum on May 12, 2023. See Note 11. Subsequent Events; and
•The Convertible Notes are secured by a first priority lien (which was subsequently subordinated, as disclosed in Note 11. Subsequent Events) in all current and future accounts receivable of the Company’s subsidiaries, certain of the deposit accounts of the Company and its subsidiaries and a pledge of the common stock of the Company held by its Chief Executive Officer (the “2022 Collateral”).

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

At closing of the 2022 Convertible Notes, the Company agreed to pay each Lender's legal fees arising from this transaction of $135,562 and another $60,833 incurred during August 2022, which has been recorded as a deferred financing cost debt discount and is being amortized over a one-year period in "Interest expense" in the accompanying consolidated financial statements.
2022 Revolving Credit Facility
On March 14, 2022, the Company entered into Revolving Promissory Note and Security Agreements (the "2022 Revolver Agreements") with the same two unaffiliated Lenders of the 2022 Convertible Notes for a one-year, $20 million secured revolving line of credit that requires monthly interest payments on sums borrowed at the rate of 12% per annum (the "2022 Revolving Credit Facility"). At January 31, 2023, there were no outstanding borrowings under the 2022 Revolving Credit Facility. The Company paid a 1% commitment fee of $200,000 at closing, which was recorded as a deferred financing cost, non-current asset, and is being amortized over the term of the loan of one-year, and another 1% commitment fee of $200,000 six months from the closing date, or September 14, 2022, since the revolving credit facility has not been replaced. On March 14, 2023, the 2022 Revolving Credit Facility expired.
Pursuant to the 2022 Convertible Notes (the "Notes"), all future indebtedness incurred by the Company, other than indebtedness expressly permitted by such Notes, will be subordinated to the Notes and the Prior Credit Facility, as defined below, with an exception for acquisitions of software and equipment under purchase money agreements and capital leases.

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

On March 14, 2022, the Company entered into an amendment with the lender pursuant to the 2018 Credit Facility to extend the maturity date of the 2018 Credit Facility by one year to November 4, 2023. See the "2018 Credit Facility" discussion below.

On March 14, 2022, the Company entered into a letter agreement with the Lenders (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company and its subsidiaries made certain representations and warranties to the Lenders. The Letter Agreement also contained certain conditions precedent to the closing of the transactions.
On April 22, 2022, the Company entered into an agreement with an insurance company (the "Insurance Company") which issued an approximately $18.3 million surety bond which was required by the Arizona State Board for Private Postsecondary Education. In order to cause the Insurance Company to deliver the surety bond, the Company entered into a First Amendment to the Intercreditor Agreement with the two Lenders of the March 14, 2022, financing arrangements to amend the Intercreditor Agreement entered into by the same parties on March 14, 2022 (the “Amendment”). The Amendment provided that the Company and each of the Lenders, at all times prior to the delivery of the Termination Certificate (as defined below), excluding funding as directed by the surety bond as described more fully below, (i) the Company shall not be permitted to make any draw request or borrow any funds under the 2022 Revolver Agreements and (ii) the Lenders shall not be required to fund any loan or advance any funds under the 2022 Revolver Agreements. Upon that certain surety bond ceasing to be outstanding, the Company shall deliver to the lenders a certificate (such certificate, the “Termination Certificate”), certifying that the surety bond is no longer outstanding and that there are no further obligations in respect of the surety bond owing by the Company to the Insurance Company. Prior to issuance of the Termination Certificate and during the time the surety bond is in effect, the Insurance Company may cause the Company to draw on funds for the express purposes of resolving claims filed under the surety bond. In addition to the draw restriction on the 2022 Revolver Agreements, the Insurance Company required the Company to restrict $5 million of cash. As consideration for the Lenders agreeing to enter into the Amendment, the Company agreed to issue each Lender 100,000 five-year warrants exercisable at $1.00 per share. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants are treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022. Total unamortized costs at January 31, 2023 were $29,500. See Note 6. Stockholders’ Equity for additional information related to these warrants.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

On October 31, 2022, Aspen University and the Arizona State Board for Private Postsecondary Education entered into a revised stipulated agreement that reduced AU's surety bond requirement from $18.3 million to $5.5 million and required Aspen University to pay a civil penalty of $12,000.
In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education on October 31, 2022, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations.
On January 12, 2023, the Company entered into an agreement with an Insurance Company described above, the effect of which was to remove the Company’s prohibition from borrowing under the 2022 Revolving Credit Facility. As a result, the Company and certain lenders entered into a Second Amendment to the Intercreditor Agreement, which removed a provision which was added by the First Amendment restricting the Company’s ability to draw down from the 2022 Revolving Credit Facility while the Insurance Company’s surety bond remained outstanding. The 2022 Revolving Credit Facility subsequently expired.

2018 Credit Facility
On November 5, 2018, the Company entered into the 2018 Credit Facility Agreement with the Leon and Toby Cooperman Family Foundation (the “Foundation”). The Credit Facility Agreement provides for a $5,000,000 revolving credit facility (the "2018 Credit Facility") evidenced by a revolving promissory note (the “Revolving Note”). Borrowings under the 2018 Credit Facility Agreement bear interest at 12% per annum. Interest payments are due monthly through the term of the 2018 Credit Facility. The Revolving Note was paid on May 12, 2023, with the proceeds from the 15% Senior Secured Debentures. See Note 11. Subsequent Events.
On August 31, 2021, the Company extended the 2018 Credit Facility Agreement with the Foundation by one year from November 4, 2021, to November 4, 2022 (see below, which were extended by one year). In conjunction with the extension of the 2018 Credit Facility on August 31, 2021, the Company drew down funds of $5,000,000. At each January 31, 2023 and April 30, 2022, there were $5,000,000 outstanding borrowings under the 2018 Credit Facility.
Additionally, on August 31, 2021, the Company issued to the Foundation warrants, as an extension fee, to purchase 50,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $5.85 per share. The fair value of the warrants is $137,500 and is being amortized to interest expense through the maturity date of November 4, 2023, as extended on March 14, 2022. On March 14, 2022, the Company extended its existing $5 million Credit Facility by one year to November 4, 2023, at an increased interest rate from 12% to 14% per annum. The fair value of the warrants were recorded as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at April 30, 2022, to be amortized over the term of the 2018 Credit Facility. Total unamortized costs at January 31, 2023 were $35,065. See Note 6. Stockholders’ Equity for additional information related to these warrants.
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

As of January 31, 2023 and April 30, 2022, there were 1,210,797 and 812,763 shares, respectively, remaining available for future issuance under the 2018 Plan.

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
January 31, 2023
(Unaudited)

On December 22, 2021, the Company held its Annual Meeting of Shareholders at which the shareholders voted to amend the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan from 1,600,000 to 2,350,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. As of January 31, 2023 and April 30, 2022, we had no shares of preferred stock issued and outstanding.

Common Stock

At both January 31, 2023 and April 30, 2022, the Company was authorized to issue 60,000,000 shares of common stock, respectively.
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

On August 4, 2022, the Compensation Committee approved a 25,000 common stock grant to Lampert Capital Advisors for financial advisory services to assist with locating and securing an accounts receivable financing facility to position the Company for future growth among its online post-licensure nursing degree programs. The grant had a grant date fair value of $24,500 based on a closing stock price of $0.98 per share, and it was fully vested on the grant date. The expense related to this grant of $24,500 was incurred in the second quarter of fiscal 2023. The expense is included in "General and administrative" expense in the consolidated statements of operations. See Note 11. Subsequent Events for additional fees and expenses paid in connection with the 15% Senior Secured Debentures on May 12, 2023.

Restricted Stock

As of both January 31, 2023 and April 30, 2022, there were no unvested shares of restricted common stock outstanding. During the nine months ended January 31, 2023 and 2022, there were 10,000 and zero restricted stock expirations. There is no unrecognized compensation expense related to restricted stock as of January 31, 2023.

Restricted Stock Units
A summary of the Company’s RSU activity, granted under the 2012 and 2018 Equity Incentive Plans, during the nine months ended January 31, 2023 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance outstanding, April 30, 2022	929,928	$6.12
Granted	15,000	0.35
Forfeits	(185,059)	7.65
Vested	(236,813)	0.70
Expired	—	—
Unvested balance outstanding, January 31, 2023	523,056	$7.87
___________________

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

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

The three executive grants discussed above are under the Company’s 2018 Plan and are set to vest annually over a period of three years and are subject to continued employment as an officer of the Company on each applicable vesting date. The amortization expense related to these grants for the three and nine months ended January 31, 2023 was $146,817 and $440,450, respectively, which is included in "general and administrative expense" in the accompanying consolidated statement of operations. The amortization expense related to these grants for the three and nine months ended January 31, 2022 was $146,817 and $293,633, respectively.

On July 21, 2021, as part of a new employment agreement, the Compensation Committee approved a 125,000 RSU grant to the Company's Chief Executive Officer under the Company's 2018 Plan. The grant had a grant date fair value of $873,750 based on a closing stock price of $6.99 per share. As stipulated in the grant, vesting is subject to continued employment with the Company and will occur in full on the date the Company files with the SEC a quarterly or annual report on Forms 10-Q or 10-K, as applicable, which reflects the Company's reported net income on a GAAP basis. The Company was amortizing the expense over three years through July 2024 (the anticipated filing date of the Form 10-K for Fiscal Year 2024). At July 31, 2022, the Company assessed that the performance condition will not be met. Therefore, the cumulative amortization expense related to this grant of $242,708 was reversed, which is included in general and administrative expense in the consolidated statements of operations. The amortization expense related to this grant for the three and nine months ended January 31, 2022 was $(121,354) and $169,896, respectively, which is included in "General and administrative" expense in the consolidated statements of operations prior to the reversal.

Of the 523,056 unvested RSUs outstanding at January 31, 2023, 162,500 remain from the February 4, 2020 executive grant. These RSUs vest four years from the grant date, if each applicable executive is still employed by the Company on the vesting date, and are subject to accelerated vesting for all RSUs if the closing price of the Company’s common stock is at least $12 for 20 consecutive trading days. On the grant date, the closing price of the Company's common stock on The Nasdaq Global Market was $9.49 per share. The amortization expense related to this grant for the three and nine months ended January 31, 2023 was $91,531 and $148,911, respectively, which includes an expense reversal of $139,431 due to the resignation of the Chief Nursing Officer on July 15, 2022. The amortization expense related to these transactions for the three and nine months ended January 31, 2022, was $112,155 and $336,466, respectively. The amortization expense is included in general and administrative expense in the consolidated statements of operations. The remaining unvested RSUs during the three and nine months ended January 31, 2023 were granted to employees.

At January 31, 2023, total unrecognized compensation expense related to unvested RSUs is $1,709,599 and is expected to be recognized over a weighted-average period of approximately 1.00 years.
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

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

A summary of the Company’s warrant activity during the nine months ended January 31, 2023 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	649,174	$4.70	1.96	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Surrendered	—	$—	—	—
Expired	(224,174)	$6.87	—	—
Balance Outstanding, January 31, 2023	425,000	$3.56	3.02	$—
Unvested	(16,667)
Exercisable, January 31, 2023	408,333	$3.42	3.00	$—

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$1.00	1.00	200,000	$1.00	4.23	200,000
$4.89	$4.89	50,000	$4.89	1.19	50,000
$5.85	$5.85	50,000	$5.85	3.58	50,000
$6.00	$6.00	100,000	$6.00	1.09	100,000
$6.99	$6.99	25,000	$6.99	3.47	8,333
		425,000			408,333

On April 22, 2022, as consideration for amending the Intercreditor Agreement, the Company issued warrants to the same two unaffiliated Lenders of the 2022 Convertible Notes, to each purchase 100,000 shares of the Company’s common stock exercisable for five years from the date of issuance at the exercise price of $1.00 per share. See Note 5. Debt. The fair value of the warrants is $118,000 and is being amortized over the remaining term of the debt. The fair value of the warrants is treated as deferred financing costs, a non-current asset, in the accompanying consolidated balance sheets at January 31, 2023 and April 30, 2022. Total unamortized costs at January 31, 2023 and April 30, 2022 was $29,500 and $118,000, respectively. The Company has recognized $29,500 and $88,500 of amortization expense in connection with the fair value of the warrants for the three and nine months ended January 31, 2023, respectively, which is included in "interest expense" in the accompanying consolidated statement of operations.
On August 31, 2021, the Board of Directors approved the issuance of warrants to the Leon and Toby Cooperman Family Foundation as an extension fee in connection with the extension of the 2018 Credit Facility Agreement. The warrants allow for the purchase of 50,000 shares of the Company’s common stock and have an exercise price of $5.85. The warrants have an exercise period of five years from the August 31, 2021 issuance date and will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $137,500 and is being amortized over the 14-month line of credit period. The Company has recognized $11,168 and $33,504 of amortization expense in connection with the fair value of the warrants for the three and nine months ended January 31, 2023, respectively, which is included in "interest expense" in the accompanying consolidated statement of operations.

On July 21, 2021, the Executive Committee approved the issuance of warrants to a former member of the Board of Directors for the purchase of 25,000 shares of the Company's common stock with an exercise price of $6.99 per share. The warrants have an exercise period of five years from the July 21, 2021 issuance date and vest annually over a three-year period subject to continued service on the Company's Advisory Board on each applicable vesting date. The warrants will terminate automatically and immediately upon the expiration of the exercise period. The fair value of the warrants is $84,000 and is being amortized

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

over the three-year vesting period. The Company has recognized $7,000 and $21,000 of amortization expense in connection with the fair value of the warrants for the three and nine months ended January 31, 2023, respectively, which is included in general and administrative expense in the accompanying consolidated statement of operations.
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

There were no options granted to employees during the nine months ended January 31, 2023 and 2022.

A summary of the Company’s stock option activity for employees and directors during the nine months ended January 31, 2023, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, April 30, 2022	860,182	$7.03	1.25	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(36,634)	8.89	—	—
Expired	(209,090)	7.42	—	—
Balance Outstanding, January 31, 2023	614,458	$6.79	0.73	$—

Exercisable, January 31, 2023	614,458	$6.79	0.73	$—

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.24 to $4.38	$4.00	31,665	$4.00	1.50	31,665
$4.50 to $5.20	$4.97	119,876	$4.97	1.03	119,876
$7.17 to $7.55	$7.45	462,917	$7.45	0.60	462,917
		614,458			614,458
As of January 31, 2023, there are no unrecognized compensation costs related to unvested stock options.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

Stock-based compensation related to RSUs, restricted stock and stock options

A summary of the Company’s stock-based compensation expense, which is included in "general and administrative" expense in the consolidated statement of operations is presented below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
RSUs	$394,510	$397,241	$893,769	$1,532,147
Restricted Stock	—	286,231	—	307,283
Stock options	—	17,225	5,407	126,137
Total stock-based compensation expense	$394,510	$700,697	$899,176	$1,965,567

Treasury Stock

As of both January 31, 2023 and April 30, 2022, 155,486 shares of common stock were held in treasury representing shares of common stock surrendered upon the exercise of stock options in payment of the exercise prices and the taxes and similar amounts due arising from the option exercises. The values aggregating $1,817,414 were based upon the fair market value of shares surrendered as of the date of each applicable exercise date.
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
The following table represents the Company's revenue disaggregated by the nature and timing of services:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Tuition - recognized over period of instruction	$13,301,292	$16,550,586	$44,264,750	$50,304,380
Course fees - recognized over period of instruction	1,745,950	1,981,470	5,760,009	5,967,581
Book fees - recognized at a point in time	—	—	—	42,777
Exam fees - recognized at a point in time	219,869	199,924	690,395	590,337
Service fees - recognized at a point in time	306,931	212,818	827,348	410,929
Revenue	$15,574,042	$18,944,798	$51,542,502	$57,316,004
Contract Balances and Performance Obligations
The Company recognizes deferred revenue as a student participates in a course which continues past the consolidated balance sheet date.
The deferred revenue balance as of January 31, 2023 and April 30, 2022, was $8,075,063 and $5,889,911, respectively. During the nine months ended January 31, 2023, the Company recognized $5,122,057 of revenue that was included in the deferred revenue balance as of April 30, 2022. The Company classifies deferred revenue as current since the remaining term of the course, including the affect to the refund policy, is one year or less. There is no long-term deferred revenue.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
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
The Company had revenue from students outside the United States totaling approximately 2% of consolidated revenue for each of the three and nine months ended January 31, 2023 and 2022, respectively.
Teach-out of the Pre-licensure Nursing Program
On September 20, 2022, Aspen University and the Arizona State Board of Nursing entered into a Consent Agreement under which Aspen agreed to voluntarily surrender its program approval for its pre-licensure nursing program in Phoenix. Having entered into this agreement, the Company also determined to voluntarily suspend new enrollments to its pre-licensure nursing program in Florida, Georgia, Tennessee and Texas, and will complete instruction for currently enrolled Core nursing students in these locations. The state authorizing units and state boards of nursing were given notice to this effect on September 20, 2022.

For the three and nine months ended January 31, 2023, 19% and 22% of total consolidated AGI revenue was earned from its pre-licensure nursing program. For the three and nine months ended January 31, 2022, 24% and 23% of total consolidated AGI revenue was earned from this program.
Note 8. Leases
The Company determines if a contract contains a lease at inception. The Company entered into operating leases totaling approximately 172,021 square feet of office and classroom space in Phoenix, San Diego, New York City, Denver, Austin, Tampa, Nashville, Atlanta and the New Brunswick Province in Canada. These leases expire at various dates through April 2031, and the majority contain annual base rent escalation clauses. Most of these leases include options to extend for additional five-year periods. Since it is not reasonably certain that the leases would be renewed, the Company does not consider the renewal option in the lease term. As permitted by ASC 842, leases with an initial term of twelve months or less are not recorded on the accompanying consolidated balance sheet. The Company does not have any financing leases.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

As of January 31, 2023, our longer-term operating leases are located in Tampa, Phoenix, Austin, Nashville and Georgia and are set to expire in six to eight years. These leases make up approximately 95% of the total future minimum lease payments.
Operating lease ROU assets, represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in "Operating lease right- of-use assets, net", "Operating lease obligations, current portion" and "Operating lease obligations, less current portion" in the consolidated balance sheets at January 31, 2023 and April 30, 2022. These assets and lease liabilities are recognized based on the present value of remaining lease payments over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate of 12% to determine the present value of the lease payments.
Lease incentives are deducted from the ROU assets. Incentives such as tenant improvement allowances are amortized as leasehold improvements, separately, over the life of the lease term. For the three and nine months ended January 31, 2023, the amortization expense for these leasehold improvements was $171,133 and $530,076, respectively. For the three and nine months ended January 31, 2022, the amortization expense for these leasehold improvements was $177,259 and $483,872, respectively.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended January 31, 2023 was $1,002,215 and $3,093,914, respectively, which is included in general and administrative expenses in the consolidated statements of operations. Lease expense for the three and nine months ended January 31, 2022 was $1,008,704 and $2,861,876, respectively.
ROU assets are summarized below:

	January 31, 2023	April 30, 2022
ROU assets - Operating facility leases	$18,548,616	$15,958,721
Less: accumulated amortization	(4,682,744)	(3,312,771)
Total ROU assets	$13,865,872	$12,645,950

Operating lease obligations, related to the ROU assets are summarized below:

	January 31, 2023	April 30, 2022
Total lease liabilities	$25,634,092	$22,517,355
Reduction of lease liabilities	(5,417,572)	(3,671,466)
Total operating lease obligations	$20,216,520	$18,845,889
The following is a schedule by future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2023 (by fiscal year).

Maturity of Lease Obligations	Lease Payments
2023 (remaining)	$1,151,111
2024	4,739,252
2025	4,547,151
2026	4,677,144
2027	4,782,909
Thereafter	9,727,292
Total future minimum lease payments	29,624,859
Less: imputed interest	(9,408,339)
Present value of operating lease liabilities	$20,216,520

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

Balance Sheet Classification	January 31, 2023	April 30, 2022
Operating lease obligations, current portion	$2,346,766	$2,036,570
Operating lease obligations, less current portion	17,869,754	16,809,319
Total operating lease obligations	$20,216,520	$18,845,889

Other Information	January 31, 2023	April 30, 2022
Weighted average remaining lease term (in years)	6.2	6.8
Weighted average discount rate	12%	12%

Note 9. Income Taxes
The Company determined that it has a permanent establishment in Canada, as defined by article V(2)(c) of the Convention between Canada and the United States of America with Respect to Taxes on Income and on Capital (the “Treaty”), which would be subject to Canadian taxation as levied under the Income Tax Act. The Company filed Canadian T2 Corporation Income Tax Returns and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to cover the 2013 through 2021 tax years during which a permanent establishment was in place. The Company will also file an annual Canadian T2 Corporation Income Tax return to report the ongoing activity of the permanent establishment for 2022 through 2023, and future taxation years.
For the three and nine months ended January 31, 2023, the Company recorded a reserve of approximately $25,000 and $75,000, respectively, for the 2023 tax year to the related foreign income tax liability. For the three and nine months ended January 31, 2022, the Company recorded a reserve of approximately $227,000 and $375,000, respectively, related to the foreign income tax liability. These reserves are included in "Accrued expenses" in the consolidated balance sheets.
For the nine months ended January 31, 2022, approximately $300,000 of the reserve relates to the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. This amount has not yet been remitted to the CRA.
Note 10. Commitments and Contingencies
Operating Leases
The Company leases space for its campus and corporate operations. (See Note 8. Leases)

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
On April 6, 2022, Aspen University was served with a class action claim in Arizona Superior Court, alleging violations of the Arizona Consumer Fraud Act and Unjust Enrichment, based on the class representative’s claims that Aspen University misstated the quality of its pre-licensure nursing program. This complaint was likely in response to the Arizona State Board of Nursing actions against Aspen University relating to the program, as outlined below. At this time, the only action taken by

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

Aspen University was to file for change of venue which was granted. Aspen University anticipates the completion of a scheduled mediation meeting by the end of June 2023. The size of the potential class action claim is not yet known.
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
On September 13, 2022, Spada, the remaining plaintiff, and AGI entered into a Stipulation Discontinuing Action under which the complaint and counterclaims were dismissed with prejudice.

Regulatory Matters
The Company’s subsidiaries, Aspen University and United States University, are subject to extensive regulation by Federal and State governmental agencies and accrediting bodies. In particular, the HEA and the regulations promulgated thereunder by the DOE subject the subsidiaries to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal student financial assistance programs authorized under Title IV of the HEA.
Aspen University Regulatory Matters
On August 22, 2017, the DOE informed Aspen University of its determination that the institution had qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023.
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
The Company is also subject to regulation by self-regulatory bodies such as accreditors and by state regulators in certain states including states where the Company has a physical presence. Aspen University’s first-time pass rates for our BSN pre-licensure students taking the NCLEX-RN test in Arizona fell from 80% in 2020 to 58% in 2021, which is below the minimum 80% standard set by the Arizona State Board of Nursing (“AZ BON”). As a result of the decline in NCLEX pass rates and other

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

issues, and in alignment with a recommendation from the Arizona State Board of Nursing, the university voluntarily suspended BSN pre-licensure enrollments and the formation of new cohorts at its two Phoenix pre-licensure locations, effective February 2022. In March 2022, Aspen University entered into a Consent Agreement for Probation and a Civil Penalty (the “Consent Agreement”) with the Arizona State Board of Nursing in which Aspen University’s Provisional Approval was revoked, with the revocation stayed pending Aspen University’s compliance with the terms and conditions of the Consent Agreement. The probationary period is 36 months from the date of the Consent Agreement. In June 2022, the AZ BON granted approval of Aspen University’s request for provisional approval as long as the program is in compliance with the consent agreement through March 31, 2025. The stay was broken into two phases, the first lasting through the end of Calendar Year 2022. During Phase I, Aspen University was not permitted to enroll any new students into the core component of its pre-licensure nursing program in Arizona and must achieve the AZ BON-required 80% NCLEX pass rate for the Calendar Year 2022 annual reporting cycle. If this benchmark was not achieved, the AZ BON could lift the stay and initiate the revocation. If Phase I was completed successfully, Phase II will commence with Aspen University on Probation (regular or “stayed revocation” probation, depending on the outcome of Phase I). Aspen University was permitted to begin enrollments into the core component of its pre-licensure nursing program in Arizona once four consecutive quarters of 80% NCLEX first-time pass rates occur. However, once achieved, if the NCLEX pass rate fell below 80% for any quarter, the AZ BON could limit enrollments, and repeated failures may result in a required cessation of enrollments and teach-out of the program. The terms of the Consent Agreement also include requirements that the Company provide the AZ BON with monthly reports, provide that our faculty and administrators undergo additional training, retain an approved consultant to prepare and submit evaluations to the AZ BON, and hire a minimum of 35% full-time qualified faculty by September 30, 2022.
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
Under the terms of the revised Consent Agreement, many of the previous requirements were eliminated; for example, Aspen no longer has a requirement to use a consultant nor the requirement for a certain percentage of full-time faculty. However, Aspen will continue its current Arizona Core nursing program for all current students and provide regular reports to the Board of Nursing about the program. It remains accountable to the Board to ensure that its current students receive expected instruction and learning opportunities. Once all currently enrolled students in the program have either completed the program or ceased enrollment, or within two years, whichever is sooner, Aspen’s program approval will be automatically voluntarily surrendered for a minimum period of two years. As expected, although the rate improved from the 2021 rate of 58%, Aspen’s 2022 annual NCLEX-RN first-time pass rate did not meet the Arizona State Board of Nursing’s required pass rate in 2022 at 63.7%.

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

On February 23, 2023, the Arizona State Board of Nursing informed Aspen of its intent to lift the stay of voluntary surrender at its scheduled March 2023 meeting. Board members expressed concerns regarding public safety and student safeness to practice on exit from the program, including concerns that the program was failing to provide minimum instruction as students were continuing to struggle with passing their NCLEX-RN exam the first time, failing to meet basic standards of educational practice by inadequately ensuring the integrity and proctoring of exams, and improperly using students' work hours to count as clinical hours and counting clinical hours when the students were not in the facilities. Aspen disputed all of these concerns except the one related to the NCLEX-RN first-time pass rate.

It was Aspen’s position that a decision by the Board to conduct such a vote to lift the stay at its scheduled March 2023 meeting would be a breach of the September 2022 Consent Agreement, a breach of the covenant of good faith and fair dealing, and cause Aspen irreparable harm. The lifting of the stay would have closed the program immediately and affected almost 400 students across four states. On March 23, 2023, Aspen University and the Arizona State Board of Nursing signed an Amendment to the September 2022 Consent Agreement that permits the teach-out of the program to continue with heightened

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

oversight and reporting. The University will hire a Consultant and additionally an Ombudsperson to oversee critical aspects of the program in Arizona including testing and clinical practices. The signed Amendment means that the Arizona-based students are permitted to be taught out through January 2024, Nashville-based students through May 2024, and Texas- and Florida-based students through September 2024.
On March 8, 2022, Aspen University has also entered into a Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which required the University to post a surety bond for $18.3 million in the fourth quarter of fiscal year 2022. The Stipulated Agreement required the cessation of enrollment in both the pre-professional nursing and core components of the program in Arizona, the submission of student records monthly, the removal of Arizona start date information from websites and catalogs, and monthly reporting to the Board staff. The collateral for this surety bond of $5 million was included in "Restricted cash" in the consolidated balance sheet at April 30, 2022. On October 31, 2022, Aspen and the Arizona State Board for Private Postsecondary Education entered into a revised 2nd Stipulated Agreement that reduces AU's surety bond requirement from $18.3 million to $5.5 million, requires a civil penalty of $12,000 and enrollment stoppage and teach out of the pre-licensure program. Other requirements from the April 2022 Stipulated Agreement were carried forward to this revised agreement. In December 2022, as a result of the revised stipulated agreement with the Arizona State Board for Private Postsecondary Education, $1.5 million of the restricted cash associated with the surety bond became unrestricted, providing additional cash for operations.
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
In the meantime, Aspen University submitted an application to the Arizona State SARA Portal Entry. This application to obtain approval to become an institutional participant again in NC-SARA from its new primary location in Arizona was deferred at the September 8, 2022 and January 19, 2023 meetings, and may again be considered at the September 2023 meeting. Since February 2022, the start of the regulatory concerns over SARA approval, Aspen University has been seeking individual state authorizations for its students. Aspen University has succeeded in securing full approval, exemption, or has determined approval is not required, in 43 states, while 5 additional states allow our currently enrolled students to continue while applications are under review or in process. Students in these states represent over 99% of the current student body.
Aspen believes it has options for the few students in Rhode Island and the District of Columbia but has determined that it will not be able to secure authorization in Maryland. Articulation agreements for students in these two states and the District of Columbia are available for the students who choose not to wait for Aspen University to obtain NC-SARA approval through Arizona.
DOE Program Review
On January 6, 2023, Aspen University received notice from the Department of Education, Office of the Multi-Regional and Foreign Schools Participation Division, that an off-site Program Review would begin on February 13, 2023. The review is designed to assess the University’s administration of the Title IV, HEA programs in which it participates, covering the 2021-2022 and 2022-2023 award years. The University is cooperating fully in the review. Required university administrators from the offices of the president, provost, financial aid, finance, enrollment, registrar, institutional research, and student accounts have participated in requested meetings. They have provided requested documentation in a timely manner in a variety of areas, especially related to the Bachelor of Science in Nursing (Pre-Licensure) degree program. The review is ongoing.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

Title IV Funding
Aspen University and United States University derive a portion of their revenue from financial aid received by its students under programs authorized by Title IV of the HEA, which are administered by the DOE. When students seek funding from the federal government, they receive loans and grants to fund their education under the following Title IV Programs: (1) the Federal Direct Loan program, or Direct Loan; (2) the Federal Pell Grant program, or Pell; (3) Federal Work Study and (4) Federal Supplemental Opportunity Grants. For the fiscal years ended April 30, 2022, 36.37% of Aspen University’s and 28.06% for United States University's cash-basis revenue for eligible tuition and fees was derived from Title IV Programs.
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
Approval to Confer Degrees
Aspen University is a Delaware corporation and is approved to operate in the State of Delaware. Aspen University is authorized by the Arizona State Board for Private Postsecondary Education in the State of Arizona to operate as a degree-granting institution for all degrees. Aspen University is authorized to operate as a degree-granting institution for bachelor degrees by the Texas Higher Education Coordinating Board in the State of Texas. Aspen University has been granted Optional Expedited Authorization as a postsecondary educational institution in Tennessee for its Bachelor of Science in Nursing (Pre-Licensure) degree program. Aspen University has received a License for its Bachelor of Science in Nursing (Pre-Licensure) degree program to operate in the state of Florida by the Commission for Independent Education of the Florida Department of Education. United States University is a Delaware corporation and is authorized by the California Bureau for Private Postsecondary Education to operate as a degree-granting institution for all degrees.
Note 11. Subsequent Events
Aspen Group, Inc.
15% Senior Secured Note and Warrants
On May 12, 2023, Aspen Group, Inc. completed a private offering of $12.4 million aggregate principal amount of 15% Senior Secured Debentures ("Debentures") due 2026. Of the $12.4 million of principal, $11.0 million was funded with the remainder recorded as debt discount. A portion of the proceeds from the Debentures ($5 million plus accrued interest) were used to fully repay the outstanding borrowings under the 2018 Revolving Credit Facility in addition to paying expenses associated with this offering; the remaining proceeds will be used for working capital needs. The Company also reimbursed the investors for expenses incurred in relation to any legal expenses, due diligence and investment documentation of $90,000 in advance of entering into the Debentures. After the discount, fees, expenses and the repayment of the 2018 Revolving Credit Facility, $3.4 million was made available to the Company as unrestricted cash, and $2.0 million was deposited into a restricted cash account (see covenants discussion below).
The Debentures bear cash interest from May 12, 2023 at an annual rate of 15% payable monthly, beginning on May 1, 2023. The interest rate is subject to increase to 20% upon the occurrence of an event of default. The Debentures will mature on May 12, 2026 unless earlier redeemed. The Debentures are subject to monthly redemptions beginning in November 2023.
The Company may prepay after one year, or any time after May 12, 2024 at 105%.

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

The investors also received warrants to purchase 2.2 million shares of common stock, representing 8% of the outstanding common stock at closing, at an exercise provide of $0.01 per share. These warrants have a three-year term and contain anti-dilution protection.
The Debentures contain covenants, including covenants that require the Company to maintain $2 million of restricted cash, maintain at least $20 million of accounts receivable at all times, and maintain enumerated quarterly revenue and quarterly Adjusted EBITDA amounts.
Junior Secured Convertible Promissory Notes
On May 10, 2023, Aspen Group, Inc. agreed to increase the coupon of the two outstanding $5 million convertible promissory notes from an annual rate of 12% to 14% payable monthly, beginning on May 12, 2023, as consideration to the holders of the 2022 Notes who have agreed to subordinate their security interests therein to the security interests granted to the holders of the Debentures.

Voluntarily delist common stock from The Nasdaq Global Market
On March 13, 2023, Aspen Group, Inc. notified Nasdaq of the Company’s decision to voluntarily delist its common stock from The Nasdaq Global Market. On March 23, 2023, the Company filed a Form 25 with the SEC on or about March 23, 2023, thereby terminating trading of its common stock on The Nasdaq Global Market. The Company intends to file a Form 15 with the SEC to suspend the Company’s reporting obligations under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934. The reasons for this decision consist of the anticipated financial savings and lower operating costs, reduced management time commitment for compliance and reporting activities, and a simplified corporate governance structure.

As a result of the foregoing developments, the Company's common stock is now quoted on the OTC Pink Market ("OTC Pink") operated by OTC Markets Group Inc. (the “OTC”). The Company expects that its common stock will be traded on the OTCQB. The Company intends to continue to provide information to its stockholders and to take such actions within its control to enable its common stock to be quoted in the OTCQB or on another OTC market so that a trading market may continue to exist for its common stock. There is no guarantee, however, that a broker will continue to make a market in the common stock and that trading of the common stock will continue on an OTC market or otherwise.
2022 Revolving Credit Facility
On March 14, 2023, the one-year, $20 million secured Revolving Promissory Note and Security Agreements with the same two unaffiliated Lenders of the 2022 Convertible Notes expired and were not renewed.
Aspen University Regulatory Matters
On February 1, 2023, AGI received notification that Aspen University had been issued a Show Cause Directive by DEAC requiring Aspen University to prove why its current accreditation should not be withdrawn and to require Aspen University to undergo a special visit by a team of DEAC evaluators. Show Cause is an enforcement action focused on specific areas of perceived non-compliance to which Aspen must respond through narrative, documentation, and other evidence within the specific remediation timeframe.
DEAC informed Aspen University that certain areas of concern raise serious questions as to Aspen University’s ongoing compliance with DEAC Accreditation Standards III.D., V.A., X.B., XI.E., and DEAC Procedures under Part Two, Section XVII.E, including curricula and instructional materials; student achievement; reputation; operations; and notifications. These call into question Aspen University’s organizational integrity, administrative capacity, and ability to serve students in a manner that complies with DEAC standards. The letter also required the University to submit certain information to DEAC prior to February 16, 2023, and to constituents within seven business days, and permits continuance of DEAC’s monitoring of monthly financial reports. Aspen has complied with the request for monthly reporting timely each month.
To date, Aspen University has provided multiple regulatory bodies with requested records and data and Aspen University will willingly comply with the DEAC's continued oversight through the show cause period. The maximum length of the show cause

ASPEN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited)

remediation period is up to two years or 150% of the length of the Institution’s longest program. DEAC expects to schedule its review of Aspen University's response to the show cause directive and the associated record within the next six to nine months. During the show cause remediation period, Aspen University remains fully accredited. DEAC has provided Aspen with a due date for submission of its response to the Show Cause Directive, May 19, 2023, and scheduled a site visit for June 13, 2023.

On February 8, 2023, Aspen University received notification from the DOE that effective February 7, 2023 the DOE had placed Aspen University on Heightened Cash Management 2 (“HCM2”). Under the HCM2 method of payment, Aspen University may continue to obligate funds under the federal student financial assistance programs authorized by Title IV of HEA.
HCM2 is a step that the DOE can take with institutions to provide additional oversight for a number of financial or federal compliance issues. A school placed on HCM2 no longer receives funds under the Advance Payment Method. After a school on HCM2 makes disbursements to students from its own institutional funds, a Reimbursement Payment Request must be submitted for those funds to the DOE. Subsequent to the receipt of the first financial aid payment under HCM2, Aspen University will be able to submit for financial aid reimbursement once every 30 days. Reimbursement payments could be delayed if the DOE has findings upon review of each of our reimbursement files.
The letter from the DOE stated that the DOE acted in response to the Show Cause Directive from DEAC.
On February 20, 2023, Aspen University entered into a 3rd revised Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which requested transcripts from 1985-2019 and an institutional teach-out plan as well as increased monthly financial reporting requirements. Other requirements from the October 2022 Stipulated Agreement were carried forward to this revised agreement. The revised agreement was in response to the Show Cause Directive from DEAC.
United States University Regulatory Matter
On March 27, 2023, United States University received a request for information from its institutional accreditor, WSCUC, regarding information on the current financial and operational status of the university in light of both AGI’s delisting from The Nasdaq Global Market and Aspen University’s Show Cause Directive from DEAC. USU provided the required information timely on April 4, 2023.

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
◦Marketing and promotional costs - include costs associated with producing marketing materials and advertising, and outside sales costs. Such costs are generally affected by the cost of advertising media, the efficiency of the Company's marketing efforts, and expenditures on advertising initiatives for new and existing academic programs. We engage non-direct response advertising activities, which are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity. These costs are included in cost of revenue.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive and academic management and operations, finance, legal, tax, information technology, human resources, recruiting, fees for professional services, financial aid processing costs, non-capitalizable courseware and software costs, corporate taxes and facilities costs.
Non-GAAP financial measures:
•Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to EBITDA for the three and nine months ended January 31, 2023 and 2022.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended January 31, 2023 and 2022.
Company Overview
Aspen Group, Inc. is an education technology holding company. It operates two universities, Aspen University Inc. ("Aspen University" or "AU") and United States University Inc. ("United States University" or "USU").

All references to the “Company”, “AGI”, “Aspen Group”, “we”, “our” and “us” refer to Aspen Group, Inc., unless the context otherwise indicates.
AGI leverages its education technology infrastructure and expertise to allow its two universities, Aspen University and United States University, to deliver on the vision of making college affordable again. Because we believe higher education should be a catalyst to our students’ long-term economic success, we exert financial prudence by offering affordable tuition that is one of the greatest values in higher education. AGI’s primary focus relative to future growth is to target the high-growth nursing profession. As of January 31, 2023, 8,349 of 9,956 or 84% of all active students across both universities are degree-seeking nursing students. Of the students seeking nursing degrees, 7,744 are RNs studying to earn an advanced degree, including 5,294 at Aspen University and 2,450 at USU. In contrast, the remaining 605 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa, Nashville and Atlanta metros. The year-over-year decrease in the nursing student body resulted principally from the enrollment stoppage in all locations of the pre-licensure program and the reduction in marketing spend by $4.2 million.
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
Since 2009, United States University has been institutionally accredited by WSCUC, an institutional accrediting agency recognized by the Department of Education and the Council for Higher Education Accreditation. On July 11, 2022, WSCUC informed United States University that it had renewed its accreditation for eight years to Spring 2030.
Both universities are qualified to participate under the Higher Education Act of 1965, as amended ("HEA") and the Federal student financial assistance programs (Title IV, HEA programs). USU had a provisional certification resulting from the ownership change of control in connection with the acquisition by AGI on December 1, 2017. The provisional certification expired on December 31, 2020. The institution submitted its recertification application timely in October 2020, and received full certification on May 6, 2022, and a new Program Participation Agreement ("PPA") was issued with an effective period until December 31, 2025. On August 22, 2017, the DOE informed Aspen University of its determination that the institution had qualified to participate under the HEA and the Federal student financial assistance programs (Title IV, HEA programs) and set a subsequent program participation agreement reapplication date of March 31, 2021. On April 16, 2021, the DOE granted provisional certification for a two-year timeframe, and set a subsequent program participation reapplication date of September 30, 2023.
AGI Student Population Overview
AGI’s active degree-seeking student body, including AU and USU, declined 27% year-over-year to 9,956 at January 31, 2023 from 13,724 at January 31, 2022. AU's total active student body decreased by 33% year-over-year to 7,232 at January 31, 2023 from 10,736 at January 31, 2022. On a year-over-year basis, USU's total active student body decreased by 9% to 2,724 at January 31, 2023 from 2,988 at January 31, 2022.
Total active student body for the past five quarters is shown below:

	Q3'22	Q4'22	Q1'23	Q2'23	Q3'23
Aspen University	10,736	10,225	9,133	7,973	7,232
USU	2,988	3,109	2,915	2,984	2,724
Total	13,724	13,334	12,048	10,957	9,956
AGI Nursing Student Population
Students seeking nursing degrees were 8,349, or 84% of total active students at both universities. Of the students seeking nursing degrees, 7,744 are RNs studying to earn an advanced degree, including 5,294 at Aspen University and 2,450 at USU. In contrast, the remaining 605 nursing students are enrolled in Aspen University’s BSN Pre-Licensure program in the Phoenix, Austin, Tampa and Nashville metros. The majority of the year-over-year Aspen University nursing student body decrease is a result of the enrollment stoppage and teach out of the pre-licensure program and the $4.2 million reduction in marketing spend in the third quarter of fiscal 2023 as compared to the same quarter of fiscal 2022.

Nursing student body for the past five quarters are shown below:

	Q3'22	Q4'22	Q1'23	Q2'23	Q3'23
Aspen University	9,116	8,632	7,686	6,640	5,899
USU	2,773	2,890	2,708	2,752	2,450
Total	11,889	11,522	10,394	9,392	8,349

AGI New Student Enrollments
On a Company-wide basis, new student enrollments were down 40% year-over-year. New student enrollments at AU decreased 47% year-over-year and at USU by 22% year-over-year. New student enrollments were primarily impacted by the enrollment stoppage at our pre-licensure campuses, and the reduction in marketing spend.

New student enrollments for the past five quarters are shown below:

	Q3'22	Q4'22	Q1'23	Q2'23	Q3'23
Aspen University	1,301	1,010	868	784	695
USU	481	525	447	506	374
Total	1,782	1,535	1,315	1,290	1,069
Bookings Analysis and ARPU
On a year-over-year basis, Q3 Fiscal 2023 Bookings decreased 52%, to $12.6 million from $26.3 million in the prior year. As previously discussed, the pre-licensure enrollment stoppage and the reduction in marketing spend by $4.2 million caused Bookings to decrease year-over-year.
On a year-over-year basis, Q3 Fiscal 2023 ARPU decreased 20% from the prior year period due primarily to a decrease in Bookings at Aspen University in the pre-licensure program.

	Third Quarter Bookings[1] and Average Revenue Per Enrollment (ARPU)[1]
	Q3'22 Enrollments	Q3'22 Bookings [1]	Q3'23 Enrollments	Q3'23 Bookings [1]	Percent Change Total Bookings & ARPU [1]
Aspen University	1,301	$17,776,050	695	$5,901,000
USU	481	$8,571,420	374	$6,664,680
Total	1,782	$26,347,470	1,069	$12,565,680	(52)%
ARPU		$14,785		$11,755	(20)%
_____________________
1 “Bookings” are defined by multiplying Lifetime Value (LTV) by new student enrollments for each operating unit. “Average Revenue Per Enrollment” (ARPU) is defined by dividing total Bookings by total new student enrollments for each operating unit.

Set forth below is the description of the Company's two licensure degree programs.
Bachelor of Science in Nursing (BSN) Pre-Licensure Program
Aspen’s BSN Pre-licensure program provides students with opportunities to become a BSN-educated nurse and learn the essential skills needed to practice as a professional registered nurse (RN). Skills lab, clinical simulation, seminars and community-based clinical experiences anchor the curriculum. Upon completion of their studies, including for those involved in the current teach-out of the program, students are eligible to take the National Council Licensure Examination (NCLEX) in the state or territory in which they choose to practice (the NCLEX is the national registered nurse examination used by all states for potential registered nursing licensure). Students provide their state board of nursing applicable forms to the School of Nursing and Health Sciences, which completes them on behalf of the individual student, and take the exam in the state in which they choose to practice. Upon passing the NCLEX, students then work with their state Board of Nursing to finalize their professional licensure. As of May 12, 2023, the Arizona State Board of Nursing has licensed 444 Aspen University graduates; 2 of our graduates were licensed by their respective boards of nursing in Oregon, 4 in California, 2 in Montana, 1 in North Carolina, 1 in Illinois, and 2 in Texas.
We designed this program for students who do not currently hold a state registered nurse license and have little to no prior nursing experience. For students with no prior college credits, the total cost of attendance is $52,175 ($41,445 Tuition, $10,730 Fees), not including textbooks.
In September 2022, Aspen University suspended new enrollments in its BSN pre-licensure program in Arizona pursuant to a revised Consent Agreement with the Arizona State Board of Nursing, and it also suspended new enrollments in its BSN pre-licensure program in Florida, Georgia, Tennessee and Texas in connection with the Arizona developments. The teach-out of all remaining students is estimated to be completed in the Phoenix metro area by January 2024 (Q3 Fiscal Year 2024), Nashville-based students as of May 2024 (Q1 Fiscal Year 2025), and Texas- and Florida-based students through September 2024 (Q2 Fiscal Year 2025). A more detailed discussion of the pre-licensure program regulatory environment is included in the regulatory environment section below.
For the three and nine months ended January 31, 2023, 19% and 22% of total consolidated AGI revenue was earned from its pre-licensure nursing program. For the three and nine months ended January 31, 2022, 24% and 23% of total consolidated AGI revenue was earned from this program.
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
While MSN-FNP lab hours have been done at USU’s San Diego facility through the end of calendar year 2020, the rapid growth of the MSN-FNP program has caused AGI to open an additional immersion location in 2021. Specifically, the Company built-out additional suites at our main facility in Phoenix (by the airport).
Regulatory Environment
On February 1, 2023, AGI received notification that Aspen University had been issued a Show Cause Directive by DEAC requiring Aspen University to prove why its current accreditation should not be withdrawn and to require Aspen University to undergo a special visit by a team of DEAC evaluators. Show Cause is an enforcement action focused on specific areas of perceived non-compliance to which Aspen must respond through narrative, documentation, and other evidence within the specific remediation timeframe.
DEAC informed Aspen University that certain areas of concern raise serious questions as to Aspen University’s ongoing compliance with DEAC Accreditation Standards III.D., V.A., X.B., XI.E., and DEAC Procedures under Part Two, Section XVII.E, including curricula and instructional materials; student achievement; reputation; operations; and notifications. These call into question Aspen University’s organizational integrity, administrative capacity, and ability to serve students in a manner that complies with DEAC standards. The letter also requires the University to submit certain information to DEAC prior to February 16, 2023, and to constituents within seven business days, and permits continuance of DEAC’s monitoring of monthly financial reports.

To date, Aspen University has provided multiple regulatory bodies with requested records and data and Aspen University will willingly comply with the DEAC’s continued oversight through the show cause period. The maximum length of the show cause remediation period is up to two years or 150% of the length of the Institution’s longest program. DEAC expects to schedule its review of Aspen University's response to the show cause directive and the associated record within the next six to nine months. During the show cause remediation period, Aspen University remains fully accredited.
On February 8, 2023, Aspen University received notification from the DOE that effective February 7, 2023 the DOE had placed Aspen University on Heightened Cash Management 2 (“HCM2”). Under the HCM2 method of payment, Aspen University may continue to obligate funds under the federal student financial assistance programs authorized by Title IV of HEA.
Heightened Cash Monitoring is a step that the DOE can take with institutions to provide additional oversight for a number of financial or federal compliance issues. A school placed on HCM2 no longer receives funds under the Advance Payment Method. After a school on HCM2 makes disbursements to students from its own institutional funds, a Reimbursement Payment Request must be submitted for those funds to the DOE. Consequently, Aspen University is estimating the next financial aid reimbursement received from the DOE will be delayed until late March 2023 at the earliest. Subsequent to the receipt of the first financial aid payment under HCM2, Aspen University will be able to submit for financial aid reimbursement once every 30 days. Reimbursement payments could be delayed if the DOE has findings upon review of each of our reimbursement files.
The letter from the DOE stated that the DOE acted in response to the Show Cause Directive from DEAC.
On February 20, 2023, Aspen University entered into a 3rd revised Stipulated Agreement with the Arizona State Board for Private Postsecondary Education which requested transcripts from 1985-2019 and an institutional teach-out plan as well as increased monthly financial reporting requirements. Other requirements from the October 2022 Stipulated Agreement were carried forward to this revised agreement. The revised agreement was in response to the Show Cause Directive from the Distance Education Accrediting Commission on February 1, 2023, discussed above.
In March 2022, Aspen University agreed to a disciplinary probation of its pre-licensure nursing program, including suspension of new student admissions and a requirement to meet the Arizona State Board of Nursing’s 80% minimum NCLEX-RN first-time pass rate in 2022. By September 2022, the University recognized it would not be able to meet the 80% pass rate and signed a Revised Consent Agreement with the Arizona State Board of Nursing that provided the program with two years to complete a "teach out" of existing students, meaning that the existing students would be able to complete the program. The agreement also contained an option for the Board to terminate the agreement early if the program "fails to provide minimum instruction and learning opportunities, including clinical opportunities, to meet basic standards of educational practice and legal requirements." If the Arizona State Board of Nursing found that to be the case, it could provide a minimum 10-day notice to the University, after which it could determine that the voluntary surrender is immediately in effect.
On February 23, 2023, the Arizona State Board of Nursing informed the University of its intent to lift the stay of voluntary surrender. Board members expressed concerns regarding public safety and student safeness to practice on exit from the program, including concerns that the program was failing to provide minimum instruction as students were continuing to struggle with passing their NCLEX-RN exam the first time, failing to meet basic standards of educational practice by inadequately ensuring the integrity and proctoring of exams, and improperly using students' work hours to count as clinical hours and counting clinical hours when the students were not in the facilities. Aspen disputed all of these concerns except the one related to the NCLEX-RN first-time pass rate.
It was Aspen’s position that a decision by the Board to conduct such a vote to lift the stay at its scheduled March 2023 meeting would be a breach of the September 2022 Consent Agreement, a breach of the covenant of good faith and fair dealing, and cause Aspen irreparable harm. The lifting of the stay would have closed the program immediately and affected almost 400 students across four states. On March 23, 2023, Aspen University and the Arizona State Board of Nursing signed an Amendment to the September 2022 Consent Agreement that permits the teach-out of the program to continue with heightened oversight and reporting. The University will again hire a Consultant and additionally an Ombudsperson to oversee critical aspects of the program in Arizona including testing and clinical practices. The signed Amendment means that the Arizona-based students are permitted to be taught out through January 2024, Nashville-based students through May 2024, and Texas- and Florida-based students through September 2024.
The Company continues to work with internal and external personnel to cooperate and advocate with regulatory agencies in an effort to resolve the foregoing and other regulatory developments affecting its business.
Accounts Receivable - Monthly Payment Plan ("MPP")

The Company offers several payment options to its students including a monthly payment plan (MPP), installment plans and financial aid. The growth in accounts receivable over the last several years has predominantly been a result of students taking advantage of our groundbreaking monthly payment plan, which we introduced in 2014 at Aspen University and subsequently in Fiscal Year 2018 at USU. At January 31, 2023, Gross MPP accounts receivable was 86% of total gross accounts receivable. Of the Gross accounts receivable, approximately 49% and 37% relates to AU and USU MPP accounts receivable, respectively.
The Monthly Payment Plan is a private education loan with a 0% fixed rate of interest (0% APR) and no down payment. Each month the student will make one payment of $250, $325, $350 or $375 (depending on the program) until the program tuition is paid in full. The attractive aspect of being able to pay for a degree over a fixed period of time fueled the growth of the MPP plan and as a result our short-term and long-term accounts receivable. The MPP is designed so students can build the cost of their degree into their monthly budget.
In Q4 Fiscal 2023, AU and USU offered a one-time opportunity for graduates/alumni still making payments under the MPP, and all other payment types including financial aid, to reduce their outstanding balance by 25% if the balance is paid in full within 30 days of receiving the offer. The program ended on March 1, 2023. Approximately $3.6 million was collected under the program. Of the total collected, approximately $1.2 million and $2.4 million was collected at AU and USU, respectively.
Long-Term Accounts Receivable
When a student signs up for the monthly payment plan, there is a contractual amount that the Company can expect to earn over the life of the student’s program. This full contractual amount cannot be recorded as accounts receivable upon enrollment. As a student takes a class, revenue and the associated accounts receivable is earned over that eight-week class. Some students accelerate their program, taking two classes every eight-week period, and that increases the student’s accounts receivable balance. If any portion of the accounts receivable balance will be paid in a period of greater than 12 months, that portion is classified as long-term accounts receivable.
As a result of the growing acceptance of our monthly payment plans, our long-term accounts receivable balance has grown from $11,406,525 at April 30, 2022 to $16,280,621 at January 31, 2023. Generally, students in the USU MSN-FNP program make payments over a 72-month period, and as a result, a portion of USU's 72-month payment plan becomes long-term accounts receivable.
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
Results of Operations
Set forth below is the discussion of the results of operations of the Company for the three months ended January 31, 2023 (“Q3 Fiscal 2023”) compared to the three months ended January 31, 2022 (“Q3 Fiscal 2022”), and for the nine months ended
January 31, 2023 (“9M Fiscal 2023”) compared to nine months ended January 31, 2022 (“9M Fiscal 2022”).

Revenue
The following table presents selected consolidated statement of operations as a percentage of revenue (differences due to rounding):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)
Instructional costs and services	34%	26%	32%	25%
Marketing and promotional costs	1%	23%	11%	22%
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	35%	49%	43%	47%
General and administrative	62%	62%	60%	60%
Bad debt expense	3%	2%	2%	2%
Depreciation and amortization	6%	5%	5%	4%
Total operating expenses	105%	118%	111%	113%

Operating loss	(5)%	(18)%	(11)%	(13)%

Other income (expense):
Interest expense	(5)%	(1)%	(4)%	(1)%
Other income, net	—%	—%	—%	1%
Total other (expense) income, net	(5)%	(1)%	(4)%	—%

Loss before income taxes	(10)%	(18)%	(14)%	(12)%

Income tax expense	—%	1%	—%	1%

Net loss	(10)%	(20)%	(15)%	(13)%
The following tables present our revenue, both per-subsidiary and total:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
AU	$9,535,419	$(3,491,919)	(27)%	$13,027,338	$31,825,415	$(7,210,426)	(18)%	$39,035,841
USU	6,038,623	121,163	2%	5,917,460	19,717,087	1,436,924	8%	18,280,163
Revenue	$15,574,042	$(3,370,756)	(18)%	$18,944,798	$51,542,502	$(5,773,502)	(10)%	$57,316,004
Q3 Fiscal 2023 compared to Q3 Fiscal 2022
AU and USU combined revenue decreased 18% in Q3 Fiscal 2023 compared to Q3 Fiscal 2022.The AU revenue decline year-over-year reflects lower post-licensure enrollments attributed to lower marketing spend initiated in late Q1 Fiscal 2023 and the stoppage of enrollments at our pre-licensure campuses. The active student body at AU decreased from 10,736 at January 31, 2022 to 7,232 at January 31, 2023. This AU revenue decrease was offset by the USU revenue increase due primarily to USU's MSN-FNP program, the USU post-licensure degree program with the highest concentration of students and the highest LTV.
9M Fiscal 2023 compared to 9M Fiscal 2022
AU and USU combined revenue decreased 10% in 9M Fiscal 2023 compared to 9M Fiscal 2022. The AU revenue decline year-over-year reflects the enrollment stoppage at the pre-licensure program campuses and the effect of decreased marketing spend initiated late in Q1 Fiscal 2023. This AU revenue decrease was offset by the USU revenue increase due primarily to USU's

MSN-FNP program. The trend of decreased revenue is expected to continue for the remainder of Fiscal Year 2023 given the Company’s recent suspension of new enrollment in its pre-licensure program, which accounted for 22% of its consolidated revenue in 9M Fiscal 2023, and the effect of the decrease in marketing spend.

Cost of revenue (exclusive of depreciation and amortization shown separately below)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Instructional costs and services	$5,264,542	$341,394	7%	$4,923,148	$16,489,725	$2,230,103	16%	$14,259,622
Marketing and promotional	129,613	(4,222,658)	(97)%	4,352,271	5,456,989	(6,941,577)	(56)%	12,398,566
Cost of Revenue (exclusive of depreciation and amortization shown separately below)	$5,394,155	$(3,881,264)	(42)%	$9,275,419	$21,946,714	$(4,711,474)	(18)%	$26,658,188
Q3 Fiscal 2023 compared to Q3 Fiscal 2022
Instructional Costs and Services
Consolidated instructional costs and services for Q3 Fiscal 2023 increased to 34% of revenue from 26% of revenue for Q3 Fiscal 2022, related to the factors described below.
AU instructional costs and services were 36% and 25% of AU revenue for Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in the BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program.
USU instructional costs and services were 30% and 28% of USU revenue for Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in higher USU clinical immersion-related instructional costs, and the inflationary impact on faculty compensation. We believe our efforts to restructure our marketing and general and administrative operations which began during fiscal 2023 will result in positive annual operating cash flows starting in Fiscal 2024. In Fiscal 2024, the generation of positive operating cash flows will permit the resumption of marketing spend at a level that will renew growth in our post licensure student body.
Marketing and Promotional
Consolidated marketing and promotional costs for Q3 Fiscal 2023 were 1% of revenue compared to 23% of revenue for Q3 Fiscal 2022. The decrease is primarily the result of is follows the $7.4 million year-over-year reduction in marketing spend in associated with the Fiscal 2023 restructuring plan. The restructuring program decreased marketing advertising spend across all programs to maintenance levels. A break-down of marketing expense by unit is as follows:
AU marketing and promotional costs represented 1% and 22% of AU revenue for Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively.
USU marketing and promotional costs represented 2% and 20% of USU revenue for each Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively.
Corporate marketing and promotional costs were $328,941 in Q3 Fiscal 2023 compared to $327,697 in Q3 Fiscal 2022, an increase of $1,244 or less than 1%.
9M Fiscal 2023 compared to 9M Fiscal 2022
Instructional Costs and Services

Consolidated instructional costs and services for 9M Fiscal 2023 increased to 32% of revenue from 25% of revenue for 9M Fiscal 2022, related to the factors described below.
AU instructional costs and services were 34% and 25% of AU revenue for 9M Fiscal 2023 and 9M Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the inflationary impact on faculty compensation and the need for more instructors in the BSN Pre-Licensure program, which is the result of more students entering the core curriculum. The core curriculum requires an increase in the ratio of instructors to students, especially as students enter the clinical portion of the program.
USU instructional costs and services were 29% and 25% of USU revenue for 9M Fiscal 2023 and 9M Fiscal 2022, respectively. As a percentage of revenue, instructional costs and services increased due primarily to the growth in the USU MSN-FNP program, which resulted in increased immersions at additional campuses, and the inflationary impact on faculty compensation.
Marketing and Promotional
Consolidated marketing and promotional costs for 9M Fiscal 2023 were 11% of revenue compared to 22% of revenue for 9M Fiscal 2022. This follows the $1 million reduction in marketing spend in Q1 Fiscal 2022 to ensure sufficient collateral for a surety bond required by the Arizona State Board for Private Postsecondary Education and the $1.1 million quarterly year-over-year reduction in marketing spend in Q3 Fiscal 2023 as part of the restructuring plan. The restructuring program decreased marketing advertising spend across all programs to maintenance levels. A break-down of marketing expense by unit is as follows:
AU marketing and promotional costs represented 10% and 21% of AU revenue for 9M Fiscal 2023 and 9M Fiscal 2022, respectively.
USU marketing and promotional costs represented 6% and 17% of USU revenue for each 9M Fiscal 2023 and 9M Fiscal 2022, respectively.
Corporate marketing and promotional costs were $1,098,288 in 9M Fiscal 2023 compared to $994,681 in 9M Fiscal 2022, an increase of $103,607 or 10%.
General and administrative

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
General and administrative	$9,624,528	$(2,146,959)	(18)%	$11,771,487	$31,039,666	$(3,319,610)	(10)%	$34,359,276
Q3 Fiscal 2023 compared to Q3 Fiscal 2022
Consolidated general and administrative expense for Q3 Fiscal 2023 was $9,624,528 or 62% of revenue compared to $11,771,487 or 62% of revenue for Q3 Fiscal 2022, a decrease of $2,146,959 or 18%. As part of the Company's recent restructuring plan, which was initiated late Q1 Fiscal 2023, the company eliminated approximately 70 positions within AU and Corporate in Q2 Fiscal 2023, resulting in compensation-related savings of approximately $1.0 million in Q3 Fiscal 2023 as compared to Q3 Fiscal 2022. A break-down of general and administrative expense by unit is as follows:
AU general and administrative expense decreased by $1,086,811 year-over-year and was 38% and 36% of AU revenue for Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively. The decrease in employee-related compensation due to the restructuring program and other cost controls implemented by management, were partially offset by a fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year.

USU general and administrative expense decreased by $320,630 year-over-year and was 37% and 43% of USU revenue for Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively. The decrease was primarily due to lower employee-related compensation due to cost controls implemented by management and decreased facilities costs related to the move to the new campus at the end of Q2 Fiscal 2023.

Corporate general and administrative expense was $3.7 million and $4.5 million in Q3 Fiscal 2023 and Q3 Fiscal 2022, respectively. The decrease was primarily due to the impact of the restructuring and planned corporate cost control.

As part of the Company's recent restructuring initiatives, general and administrative compensation savings are expected to be $1.0 million in Q4 Fiscal 2023.
9M Fiscal 2023 compared to 9M Fiscal 2022
Consolidated general and administrative expense for 9M Fiscal 2023 was $31,039,666 or 60% of revenue compared to $34,359,276 or 60% of revenue for 9M Fiscal 2022, a decrease of $3,319,610 or 10%. As part of the Company's recent restructuring plan, which was initiated late Q1 Fiscal 2023, the Company eliminated approximately 70 positions within AU and Corporate, resulting in on-going quarterly compensation-related savings of approximately $1.0 million. Additionally, the Company initiated additional cost controls within the general and administrative functions in Fiscal 2022, which also resulted on 9M Fiscal 2023 savings. A break-down of general and administrative expense by unit is as follows:
AU general and administrative expense decreased $1,305,975 year-over-year and was 39% and 35% of AU revenue for 9M Fiscal 2023 and 9M Fiscal 2022, respectively. The decreases in employee-related compensation due to cost controls implemented by management, were partially offset by higher professional fees related to regulatory matters, fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year and increases in fixed expenses related to new campus openings in the pre-licensure program.

USU general and administrative expense decreased by $505,570 year-over-year and was 36% and 41% of USU revenue for 9M Fiscal 2023 and 9M Fiscal 2022, respectively. The decrease in employee-related compensation due to cost controls implemented by management and decreased facilities costs related to the move to the new campus at the end of Q2 Fiscal 2023 was partially offset by increases in fixed expenses related to expansion of the USU MSN-FNP program.

Corporate general and administrative expense was $11.6 million and $13.1 million in 9M Fiscal 2023 and 9M Fiscal 2022, respectively. The decrease was primarily due to planned corporate cost control, a reduction in Delaware Franchise Corporate Tax payments and the reversal of stock-based compensation expense for (i) $0.2 million related to a performance award that the Company assessed its performance condition will not be met and (ii) $0.1 million related to a grant forfeited by the resignation of the Chief Nursing Officer, on July 15, 2022, partially offset by higher professional and consultant fees of $0.7 million and a non-recurring severance expense related to the resignation of the Chief Nursing Officer.
Bad debt expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Bad debt expense	$450,000	$100,000	29%	$350,000	$1,250,000	$200,000	19%	$1,050,000
Based on our review of additional student accounts associated with current period revenue and previously existing student accounts receivable and historical write-off trends, the Company evaluated its reserve methodology and adjusted reserves for AU and USU accordingly.
At AU and USU, $0.4 million and $0.1 million, respectively, of student accounts receivable were written off against the accounts receivable allowance during Q3 Fiscal 2023. The Company recorded additional bad debt expense of $100,000 at USU.
At AU and USU, $1.0 million and $0.2 million, respectively, of student accounts receivable were written off against the accounts receivable allowance during 9M Fiscal 2023. The Company recorded additional bad debt expense of $250,000 at USU, offset by a decrease of $50,000 at AU.

Depreciation and amortization

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Depreciation and amortization	$919,152	$35,616	4%	$883,536	$2,775,330	$295,151	12%	$2,480,179

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

Interest expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Interest expense	$716,845	$536,148	297%	$180,697	$2,008,510	$1,654,772	468%	$353,738

For both periods, interest expense increased due principally to the borrowings under the 2022 Convertible Notes, amortization expense related to the commitment fees paid on the undrawn portion of the 2022 Revolving Credit Facility, which are amortized over the one-year term of the loan, and the drawdown and extension of the maturity of the 2018 Credit Facility on August 31, 2021. The commitment fees relate to a 1% fee of $200,000 on the undrawn portion of the 2022 Revolving Credit Facility paid at closing, or March 14, 2022, and another 1% fee of $200,000, which was paid six months from the closing date, or September 14, 2022.

Other (expense) income, net

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Other income, net	$12,847	$(1,107)	NM	$13,954	$28,138	$(488,616)	(95)%	$516,754
Other income, net in 9M Fiscal 2022 primarily includes $498,120 related to a litigation settlement on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation; partially offset by a $36,445 write off of fixed assets.
Income tax expense

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
Income tax expense	$37,249	$(194,361)	(84)%	$231,610	$114,071	$(274,449)	(71)%	$388,520
Income tax expense in Q3 Fiscal 2023 and 9M Fiscal 2023 includes a reserve of approximately $25,000 and $75,000, respectively, for the estimated Fiscal Year 2023 Canada foreign income tax liability which covers the 2023 tax year for which a permanent establishment is in place in Canada. The Company will file an annual Canadian T2 Corporation Income Tax return and related information returns under the Voluntary Disclosure Program with the Canada Revenue Agency ("CRA") to report the ongoing activity of the permanent establishment.
Income tax expense in Q3 Fiscal 2022 and 9M Fiscal 2022 includes a reserve of approximately of approximately $227,000 and $375,000, respectively, related to the foreign income tax liability. These reserves are included in "Accrued expenses" in the consolidated balance sheets. In 9M Fiscal 2022, approximately $300,000 of the reserve relates to the estimate of the Canada foreign income tax liability which covers the 2013 through 2021 tax years during which a permanent establishment was in place in Canada. This amount has not yet been remitted to the CRA.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net loss	$(1,555,040)	$(3,733,997)	$(7,563,651)	$(7,457,143)
Interest expense, net	714,801	180,642	2,004,086	350,838
Taxes	37,249	231,610	114,071	388,520
Depreciation and amortization	919,152	883,536	2,775,330	2,480,179
EBITDA	116,162	(2,438,209)	(2,670,164)	(4,237,606)
Bad debt expense	450,000	350,000	1,250,000	1,050,000
Stock-based compensation	394,510	700,697	899,176	1,965,567
Non-recurring charges - Severance	—	—	125,000	19,665
Non-recurring charges (income) - Other	—	49,310	717,299	(345,056)
Adjusted EBITDA	$960,672	$(1,338,202)	$321,311	$(1,547,430)
Net loss Margin	(10)%	(20)%	(15)%	(13)%
Adjusted EBITDA Margin	6%	(7)%	1%	(3)%

In Q3 Fiscal 2023, the increase in Adjusted EBITDA was attributable to the savings from the restructuring plan, which includes reducing marketing spend to maintenance levels and a reduction in general and administrative costs associated with planned cost control and a reduction in headcount, partially offset by lower revenue at AU related to the enrollment stoppage for the pre-licensure program and decreased AU online enrollments related to decreased marketing spend.
In Q3 Fiscal 2022, Non-recurring income - Other includes the write-off of a net receivable of $45,329 related to litigation settled on July 21, 2021, which is included in "other (expense) income, net."
In 9M Fiscal 2023, the increase in Adjusted EBITDA is attributable to a decrease in marketing spend and planned cost controls and headcount reductions, which were part of the restructuring initiative in Q1 Fiscal 2023, partially offset by lower AU revenue. Non-recurring charges - Severance of $125,000 relates to the resignation of the Chief Nursing Officer, effective July 15, 2022. Non-recurring charges - Other of $717,299 includes non-recurring professional fees and consulting costs.
In 9M Fiscal 2022, Non-recurring income - Other of $345,056 includes $498,120 of a litigation settlement amount received on July 21, 2021 offset by the write-off of a related net receivable of $45,329 with the party in this litigation, which is included in "other (expense) income, net."
The following tables present a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA and of net loss margin to the Adjusted EBITDA Margin by subsidiary:

	Three Months Ended January 31, 2023
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(1,555,040)	$(4,836,956)	$1,536,456	$1,745,460
Interest expense, net	714,801	716,824	(945)	(1,078)
Taxes	37,249	4,058	22,858	10,333
Depreciation and amortization	919,152	64,874	739,563	114,715
EBITDA	116,162	(4,051,200)	2,297,932	1,869,430
Bad debt expense	450,000	—	225,000	225,000
Stock-based compensation	394,510	352,207	32,389	9,914
Adjusted EBITDA	$960,672	$(3,698,993)	$2,555,321	$2,104,344

Net income (loss) Margin	(10)%	NM	16%	29%
Adjusted EBITDA Margin	6%	NM	27%	35%

	Three Months Ended January 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(3,733,997)	$(5,020,149)	$941,437	$344,715
Interest expense, net	180,642	180,682	—	(40)
Taxes	231,610	951	230,660	(1)
Depreciation and amortization	883,536	47,536	738,172	97,828
EBITDA	(2,438,209)	(4,790,980)	1,910,269	442,502
Bad debt expense	350,000	—	225,000	125,000
Stock-based compensation	700,697	616,166	56,880	27,651
Non-recurring charges - Other	49,310	49,310	—	—
Adjusted EBITDA	$(1,338,202)	$(4,125,504)	$2,192,149	$595,153

Net income (loss) Margin	(20)%	NM	7%	6%
Adjusted EBITDA Margin	(7)%	NM	17%	10%
The Adjusted EBITDA Margin improved to 6% in Q3 Fiscal 2023 from (7)% in Q3 Fiscal 2022 due primarily to the decrease in marketing spend and planned cost controls and headcount reductions associated with the restructuring initiative in Q1 Fiscal 2023.

	Nine Months Ended January 31, 2023
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(7,563,651)	$(14,885,752)	$2,394,912	$4,927,189
Interest expense, net	2,004,086	2,008,340	(2,762)	(1,492)
Taxes	114,071	18,008	65,355	30,708
Depreciation and amortization	2,775,330	203,176	2,242,077	330,077
EBITDA	(2,670,164)	(12,656,228)	4,699,582	5,286,482
Bad debt expense	1,250,000	—	675,000	575,000
Stock-based compensation	899,176	731,268	121,651	46,257
Non-recurring charges - Severance	125,000	125,000	—	—
Non-recurring charges - Other	717,299	717,299	—	—
Adjusted EBITDA	$321,311	$(11,082,661)	$5,496,233	$5,907,739

Net income (loss) Margin	(15)%	NM	8%	25%
Adjusted EBITDA Margin	1%	NM	17%	30%

	Nine Months Ended January 31, 2022
	Consolidated	AGI Corporate	AU	USU
Net income (loss)	$(7,457,143)	$(14,537,849)	$4,605,707	$2,474,999
Interest expense, net	350,838	353,193	(1,739)	(616)
Taxes	388,520	3,363	383,867	1,290
Depreciation and amortization	2,480,179	116,720	2,082,972	280,487
EBITDA	(4,237,606)	(14,064,573)	7,070,807	2,756,160
Bad debt expense	1,050,000	—	725,000	325,000
Stock-based compensation	1,965,567	1,732,412	149,773	83,382
Non-recurring charges - Severance	19,665	—	—	19,665
Non-recurring charges - Other	(345,056)	107,635	(452,691)	—
Adjusted EBITDA	$(1,547,430)	$(12,224,526)	$7,492,889	$3,184,207

Net income (loss) Margin	(13)%	NM	12%	14%
Adjusted EBITDA Margin	(3)%	NM	19%	17%
Adjusted Gross Profit
GAAP Gross Profit is revenue less cost of revenue less amortization expense. The Company defines Adjusted Gross Profit as GAAP Gross Profit adjusted to exclude amortization expense. The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue	$15,574,042	$18,944,798	$51,542,502	$57,316,004
Cost of Revenue	5,394,155	9,275,419	21,946,714	26,658,188
Adjusted Gross Profit	10,179,887	9,669,379	29,595,788	30,657,816
Less amortization expense included in cost of revenue:
Intangible asset amortization	23,653	22,174	68,022	60,162
Call center software/website amortization	474,605	419,026	1,415,448	1,255,169
Total amortization expense included in cost of revenue	498,258	441,200	1,483,470	1,315,331
GAAP Gross Profit	$9,681,629	$9,228,179	$28,112,318	$29,342,485

GAAP Gross Profit as a percentage of revenue	62%	49%	55%	51%
Adjusted Gross Profit as a percentage of revenue	65%	51%	57%	53%

For both periods, GAAP Gross profit and gross margin increased due primarily to lower cost of revenue associated with the decrease in marketing spend and planned cost controls, which was part of the restructuring initiative in Q1 Fiscal 2023.
Liquidity and Capital Resources

Cash flow information

A summary of the Company's cash flows is as follows:

	Nine Months Ended January 31,
	2023	2022
Net cash (used in) provided by
Operating activities	$(4,456,117)	$(7,719,760)
Investing activities	(1,681,706)	(3,734,670)
Financing activities	(251,298)	5,191,034
Net decrease in cash	$(6,389,121)	$(6,263,396)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased from $7,719,760 in 9M Fiscal 2022 to $4,456,117 in 9M Fiscal 2023. Our net loss for 9M Fiscal 2023 adjusted for non-cash activities was a use of cash of $1.9 million. Approximately $2.6 million of cash used in operations is attributed to increased working capital which is attributed to increases in short-term and long-term monthly payment plan accounts receivable.
The decrease in cash from changes in working capital primarily consists of an increase in accounts receivable and other current assets, and a decrease in due to students, partially offset by increases in deferred revenue, prepaid expenses, accounts payable and other current liabilities. The increase in accounts receivable is primarily attributed to growth in the monthly payment plan as well as the timing of billings for class starts and the timing of cash receipts. The increase in other current assets is due to a $0.6 million reserve required by our former MPP credit card processor which is expected to be returned to the universities before the end of Calendar Year 2023. Due to students decreased due to the timing of billings for class starts and refunds to students for class drops and other adjustments, which were made close to quarter end. Deferred revenue increased primarily due to timing of billings for class starts, specifically class starts close to quarter end. The decrease in prepaid expenses is due primarily the amortization of prepaid student educational software licenses and employee used software licenses, and a fee for the surety bond required by the Arizona State Board for Private Postsecondary Education, which is being amortized over one year. Accounts payable increased due to timing of payments.
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
The Company expects working capital and long-term student accounts receivable to trend lower for the remainder of Fiscal 2023 as fewer students enroll in the monthly payment plan due to decreased marketing spend. Additionally, there may be working capital volatility from quarter to quarter, regarding the timing of financial aid payments relating to HCM2 (effective February 7, 2023) and the timing and size of student course starts that impact deferred revenue and accounts receivable balances.

Net Cash Used in Investing Activities
Net cash used in investing activities in 9M Fiscal 2023 decreased from 9M Fiscal 2022 primarily due to lower capital expenditures associated with the opening of pre-licensure locations including tenant improvements and a decrease in courseware updates.
Net Cash (Used in) Provided By Financing Activities
Net cash used in financing activities in 9M Fiscal 2023 related to the payment of a 1% commitment fee of $200,000 on the 2022 Revolving Credit Facility, which was due six months from the closing date of March 14, 2022, or September 14, 2022, since the revolving credit facility has not been replaced; and $60,833 of deferred financing costs related to the Lender's legal fees incurred during August 2022 for the 2022 Convertible Note. This was partially offset by 11,840 shares the Company sold under the Equity Distribution Agreement with Northland Securities, Inc. and received net proceeds of $9,535. The Equity Distribution Agreement was canceled on October 11, 2022.

Liquidity and Capital Resources

Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.
Financing Arrangements
15% Senior Secured Debentures
On May 12, 2023, Aspen Group, Inc. completed a private offering of $12.4 million aggregate principal amount of 15% Senior Secured Note ("Debentures") due 2026 of which $11.0 million was funded. A portion of the proceeds from these Debentures were used to repay the outstanding borrowings under the $5 million Credit Facility and to pay expenses associated with this offering; the remaining proceeds will be used for working capital needs other than $2 million required to be kept as restricted cash. The Company also reimbursed the investors for expenses incurred in relation to any legal expenses, due diligence and investment documentation of $90,000. The Debentures mature on May 12, 2026 unless earlier redeemed. After the discount, fees, expenses and the repayment of the 2018 Revolving Credit Facility, $3.4 million was made available to the Company as unrestricted cash, and $2.0 million was deposited into a restricted cash account.
The investors also received warrants to purchase 2.2 million shares of common stock, representing 8% of the outstanding common stock at closing, at an exercise provide of $0.01 per share. These warrants have a three-year term and contain anti-dilution protection.
The Company may prepay the Debentures any time after May 12, 2024 at 105%. The Debentures accrue interest at a rate of 15% per annum, payable monthly, subject to increase to 20% upon the occurrence of an event of default. The Debentures contain covenants,including covenants that require (1) the Company to keep $2 million of restricted cash; (2) the Company to have at least $20 million of student accounts receivable at all times; and (3) the Company to meet enumerated quarterly revenue and quarterly Adjusted EBITDA amounts.

Convertible Note
On March 14, 2022, the Company closed an offering of a $10 million convertible notes. Subsequent to the closing of the $10 million convertible notes, $5 million was restricted as collateral for a surety bond, which was required by the Arizona State Board for Private Postsecondary Education. The remaining $5 million was used for general corporate purposes, including funding the Company’s then expansion of its BSN Pre-Licensure nursing degree program.

Credit Facility
On March 14, 2022, the Company extended its $5 million Credit Facility by one additional year to November 4, 2023, at an increased interest rate of 14% per annum. The Company used these funds for general business purposes.
At both January 31, 2023 and April 30, 2022, there were $5 million of borrowings outstanding under the Credit Facility.
This facility was repaid with proceeds from the Debentures.
Sufficiency of Working Capital
As of May 12, 2023, the Company had $4.0 million of unrestricted cash on hand. We expect that with reductions associated with the restructuring plan and other corporate cost reductions, we will have sufficient cash to meet our working capital needs for the next 12 months.
Restructuring
In late Q1 Fiscal 2023, we implemented a restructuring plan that resulted in significant cash benefits for the Company starting in Q2 Fiscal 2023 and continuing for the remainder of the fiscal year. There are two key components of the plan. First, in the second quarter we scaled back marketing advertising spend to maintenance levels of $150,000 per quarter which resulted in savings of $3.7 million in Q2 Fiscal 2023 and savings of $3.8 million in Q3 Fiscal 2023. The savings estimates are based on a normalized marketing ad spend run rate of $4.0 million per quarter. Second, the plan resulted in the elimination of approximately 70 positions mostly within the general and administrative functions at Aspen University and AGI. As a result, there were additional restructuring savings of $600,000 in Q2 Fiscal 2023 and savings of $1.0 million in Q3 Fiscal 2023. The estimated general and administrative spend reductions are based on our Q1 Fiscal 2023 expenses. Total spend reductions were $4.5 million in Q2 Fiscal 2023 and $4.9 million in Q3 Fiscal 2023.

Capital and other expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with on-going operations.
Critical Accounting Policies and Estimates
At January 31, 2023, there were no material changes to our critical accounting policies and estimates. A full listing of our critical accounting policies and estimates is described in the "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and listed here below:
•Revenue Recognition and Deferred Revenue
•Accounts Receivable and Allowance for Doubtful Accounts Receivable
•Goodwill and Intangibles
•Stock-based compensation
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of January 31, 2023.
Cautionary Note Regarding Forward Looking Statements.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the effect of our restructuring initiatives including efforts to reduce expenditures such as general and administrative and marketing expenses and the anticipated results and benefits of these efforts, the use of proceeds from our recent financing transaction and the perceived advantages of such uses, our plans to restructure expenditures and the anticipated benefits of those efforts, including achieving positive annual operating cash flows starting in Fiscal 2024 and the resumption of marketing spend at a level that will renew growth in our post licensure student body, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, without limitation, our ability to enroll new students and generate revenue given the prior sharp reduction in marketing, the continued demand of nursing students for our programs, our ability to successfully resolve the regulatory matters involving agencies in Arizona and elsewhere, our ability to maintain and grow enrollments in our active programs with increased marketing, the continued attraction of online learning as the COVID-19 pandemic has receded, student attrition, national and local economic factors including a possible recession and increasing unemployment, uncertainties arising from high inflation, Federal Reserve interest rate increases, the banking crisis, and the Russian invasion of Ukraine including its effect on the U.S. economy, the competitive impact from the trend of major non-profit universities using online education and consolidation among our competitors, and the myriad of risks which may affect our ability to maintain our operations, advance our business plan, manage our costs, grow our revenue, and repay our obligations as and when they come due. Further information on the risks and uncertainties affecting our business is contained in our filings with the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.
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

Aspen Group, Inc.

May 16, 2023	By:	/s/ Michael Mathews
Michael Mathews Chief Executive Officer (Principal Executive Officer)

May 16, 2023	By:	/s/ Matthew LaVay
Matthew LaVay Chief Financial Officer (Principal Financial Officer)